Form 10-Q
period 1996-06-29
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1996-08-13
CIK 913293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 29, 1996

                                       OR

[ ]      TRANSITION   REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from         to
                                       ---------  ----------

                         Commission file number 0-22594


                       ALLIANCE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                          77-0057842
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           identification no.)

   3099 North First Street
     San Jose, California                                     95134-2006
(Address of principal executive offices)                      (Zip code)

                                 (408) 383-4900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                      ----   ----

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X  No    .
                         ----   ----

         The number of shares outstanding of the Registrant's Common Stock on August 9, 1996 was 38,478,100 shares.


                        Page 1 of 21, including exhibits

The Exhibit Index is located on page 15.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                     PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets
     June 30, 1996 and March 31, 1996                                  3

Consolidated Statements of Income
     Three months ended June 30, 1996 and 1995                         4

Consolidated Statements of Cash Flows
     Three months ended June 30, 1996 and 1995                         5

Notes to Consolidated Financial Statements                            6-7

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                   8-13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                       Not Applicable

Item 2. Changes in Securities                                   Not Applicable

Item 3. Defaults upon Senior Securities                         Not Applicable

Item 4. Submission of Matters to a Vote of
        Security Holders                                        Not Applicable

Item 5. Other Information                                             14

Item 6. Exhibits and Reports on Form 8-K                              15

Signatures                                                            16

Part I. Financial Information
Item I. Consolidated Financial Statements

                                             ALLIANCE SEMICONDUCTOR CORPORATION

                                                 CONSOLIDATED BALANCE SHEETS
                                                       (in thousands)
                                                        (unaudited)

                                                                              June 30,                     March 31,
                                                                                1996                          1996
                                                                        ---------------------         ---------------------
                                                     ASSETS

Current assets:

     Cash and cash equivalents                                                    $ 66,087                   $ 80,566

     Accounts receivable, net                                                        6,751                      4,724

     Inventory                                                                      32,822                     30,152

     Deferred taxes                                                                 29,423                     25,578

     Other current assets                                                            2,708                      9,008
                                                                                  --------                   --------

          Total current assets                                                     137,791                    150,028

Property and equipment, net                                                         11,850                     11,231

Investment in Chartered Semiconductor                                               51,596                     51,596

Investment in United Semiconductor Corp.                                            36,438                     36,438

Investment in United Silicon, Inc.                                                  13,701                     13,888

Other assets                                                                            65                         57
                                                                                  --------                   --------

                                                                                  $251,441                   $263,238
                                                                                  ========                   ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                             $ 32,048                   $ 32,358

     Accrued liabilities                                                             9,931                     11,499
                                                                                  --------                   --------

                     Total current liabilities                                      41,979                     43,857
                                                                                  --------                   --------

Stockholders' equity

     Preferred stock                                                                  --                         --

     Common stock                                                                      384                        383

     Additional paid-in capital                                                    178,167                    178,052

     Retained earnings                                                              30,911                     40,946
                                                                                  --------                   --------

                     Total stockholders' equity                                    209,462                    219,381
                                                                                  --------                   --------

                                                                                  $251,441                   $263,238
                                                                                  ========                   ========

                                See accompanying notes to consolidated financial statements.

                                       3

                       ALLIANCE SEMICONDUCTOR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                            June 30,
                                                   ----------------------------

                                                     1996               1995
                                                    --------            --------

Net revenue                                        $ 14,108            $ 57,035

Cost of revenue                                      24,331              26,823
                                                   --------            --------
     Gross profit (loss)                            (10,223)             30,212
                                                   --------            --------
Operating expenses:

     Research and development                         3,439               3,707

     Selling, general and administrative              2,492               3,974
                                                   --------            --------
                    Total operating expenses          5,931               7,681
                                                   --------            --------

Income (loss) from operations                       (16,154)             22,531

Other income, net                                       716               1,923
                                                   --------            --------

Income (loss) before income taxes                   (15,438)             24,454

Provision (benefit) for income taxes                 (5,403)              9,537
                                                   --------            --------

Net income (loss)                                  ($10,035)           $ 14,917
                                                   ========            ========

Net income (loss) per share                        ($  0.26)           $   0.36
                                                   ========            ========

Weighted average common shares
     and equivalents                                 38,416              41,485
                                                   ========            ========


          See accompanying notes to consolidated financial statements.

                                    ALLIANCE SEMICONDUCTOR CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                (unaudited)

                                                                              Three Months Ended
                                                                                    June 30,
                                                                        --------------------------------
                                                                             1996              1995
                                                                        --------------    --------------
Cash flows from operating activities:

      Net income (loss)                                                   ($ 10,035)       $  14,917

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                                             700              591

      Changes in assets and liabilities:

            Accounts receivable                                              (2,027)          (9,467)
            Inventory                                                        (2,670)          (4,910)
            Other assets                                                      6,292             (440)
            Accounts payable                                                   (310)            (322)
            Accrued liabilities                                              (1,568)           1,796
            Income taxes including
               deferred income taxes                                         (3,845)           6,927
                                                                          ---------        ---------

                Net cash provided by (used in) operating activities         (13,463)           9,092
                                                                          ---------        ---------

Cash used in investing activities:

      Acquisition of equipment                                               (1,319)            (711)

      Investment in Chartered Semiconductor                                    --            (28,153)

      Investment in United Silicon, Inc.                                        187             --
                                                                          ---------        ---------

                Net cash used in investing activities                        (1,132)         (28,864)
                                                                          ---------        ---------

Cash flows from financing activities:

      Net proceeds from issuance of common stock                                116           96,381
                                                                          ---------        ---------

                Net cash provided by financing activities                       116           96,381
                                                                          ---------        ---------

Net increase (decrease) in cash and cash equivalents                        (14,479)          76,609

Cash and cash equivalents at beginning of the period                         80,566           75,557
                                                                          ---------        ---------

Cash and cash equivalents at end of the period                            $  66,087        $ 152,166
                                                                          =========        =========

Supplemental disclosures:

      Income taxes paid (refunded)                                        ($  7,962)       $   2,634
                                                                          =========        =========

                       See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 1996 and 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 1996.

         For purposes of presentation, the Company has indicated the first three months of fiscal 1997 and 1996 as ending on June 30, respectively; whereas, in fact the Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter.

         The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                            June 30,                 March 31,
                                              1996                     1996
                                            -------                   -------
Inventory:                                            (in thousands)
      Work in process                       $15,957                   $10,823
      Finished goods                         16,865                    19,329
                                           --------                   -------
                                            $32,822                   $30,152
                                           ========                   =======


Note 3. Inventory Charge

     During the first quarter of fiscal 1997, the Company continued to experience a significant deterioration in the average selling prices and a slowing in demand for certain of its SRAM products. As a result of this deterioration, the Company recorded a pre-tax charge of approximately $16.0 million primarily to reflect a further decline in market value of the Company's inventory. The Company is unable to predict when or if such decline in prices or demand will stabilize. A continued decline in average selling prices or demand for SRAM products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. Commitments

      At June 30, 1996, the Company had approximately $14.4 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. During the first quarter of fiscal 1997, the average selling prices of the Company's SRAM products deteriorated significantly. As a result of this deterioration, the Company recorded a pre-tax charge of approximately $2.3 million for adverse purchase commitments related to these SRAM products, which is included in the $16.0 million charge recorded in the first quarter of fiscal 1997 (see Note 3).

      In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance's investment, which is payable in New Taiwan Dollars ("NTD"), will be up to approximately US$70 million at the cash for an equity ownership of up to approximately 19%. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995 and approximately NTD 450 million (approximately $16.4 million) in July 1996, and has the option to pay, on or before December 31, 1996, an additional NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If the option is exercised, Alliance will have an equity ownership of approximately 19% and will receive 25% of the manufacturing capacity in this facility.

      In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc., for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance's investment, which is payable in New Taiwan Dollars, will be approximately US$60 million cash payable in three installments, representing an equity ownership of approximately 10%. The first installment of US$13.9 million was made in January 1996, the second installment of US$30 million is due on or before the start of clean room construction and the final installment of US$15 million is due on or before fab production ramp-up. In return for their investment, Alliance and the other parties will receive a significant portion of the manufacturing capacity in this facility.

      As of June 30, 1996, $10 million of standby letters of credit were outstanding and expire through August 1996.


Note 5. Net Income Per Share

      Net income per share is based on the weighted average number of common and
dilutive  common  equivalent  shares  outstanding  during  the  period.   Common
equivalent shares include common stock options using the treasury stock method.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

         The following discussion contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth in this Report, particularly in the section below entitled, "Factors That May Affect Future Results," and the factors set forth in the Company's other reports filed with the Securities and Exchange Commission (the "Commission") including, but not limited to, the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 filed with the Commission on June 28, 1996, particularly in
Item 7 thereof entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations

         The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                    Three Months Ended
                                                         June 30,
                                                         --------
                                                   1996            1995
                                                  -------         -------
Net revenue                                        100.0%          100.0%
Cost of revenue                                    172.5            47.0
                                                  -------         -------
   Gross profit (loss)                             (72.5)           53.0
                                                  -------         -------
Operating expenses:
   Research and development                         24.4             6.5
   Selling, general and administrative              17.6             7.0
                                                  -------         -------
Total operating expenses                            42.0            13.5
                                                  -------         -------
Income (loss) from operations                     (114.5)           39.5
Other income, net                                    5.1             3.4
                                                  -------         -------
Income (loss) before income taxes                 (109.4)           42.9
Provision (benefit) for income taxes               (38.3)           16.7
                                                  -------         -------
Net income (loss)                                  (71.1)%          26.2%
                                                  =======         =======

Net Revenue

     During the periods presented above, the Company's net revenue was principally derived from the sale of SRAM products. Net revenue for the first quarter of fiscal 1997 was $14.1 million, or 75% lower than the $57.0 million of revenue for the first quarter of fiscal 1996. During the first quarter of fiscal 1997, one customer accounted for 10% of net revenue. During the first quarter of fiscal 1996, no customer accounted for more than 10% of net revenue. The decrease in net revenue in the first quarter of fiscal 1997 was due to a number of factors, including decreases in the average selling prices for the Company's SRAM products and a decrease in demand for certain of the Company's SRAM products. The Company believes the decreases in price and demand resulted from an oversupply situation which began in the latter half of fiscal 1996 due to an increased supply from foreign and domestic competitors and weakening unit demand for SRAM products. The Company is unable to predict when or if such price and demand declines will stabilize. A continued decline in average selling prices or unit demand could have a material adverse effect on the Company's operating results.

     The markets for the Company's products are characterized by rapid technological change and product obsolescence, conditions which could require the Company to make significant shifts in its product mix in a relatively short period of time. To diversify its product offerings, the Company has recently begun to manufacture volume quantities of 4 megabit DRAM products. Average selling prices for 4 megabit DRAM products have recently experienced declines. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could have a material adverse effect on the Company's operating results. In addition, the Company has also recently introduced and manufactured volume quantities of new MMUI accelerators and flash products. The introduction of new products involves several risks, including, among others, failure of the new products to obtain acceptance in the market, constraints or delays in timely deliveries of products from the Company's suppliers, lower than anticipated yields and lower than expected throughput from assembly and test suppliers. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.


Gross Profit (Loss)

     The Company experienced a gross loss for the first quarter of fiscal 1997 of $10.2 million, or (72.5)% of net revenue compared to gross profit of $30.2 million, or 53.0% of net revenue for the same period of fiscal 1996. The loss and decrease in gross margin resulted primarily from pre-tax inventory and purchase commitment related charges of approximately $16.0 million to reflect recent declines in the market value for certain of the Company's products. As a result of the significant deterioration in the average selling prices for its SRAM products, the Company's gross margin declined significantly and became a significant gross loss during the first quarter of fiscal 1997. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could result in further adverse impacts on the Company's gross margins.

     The Company is subject to a number of factors which may have an adverse impact on gross margins, including increased competition and related decreases in average unit selling prices, the availability and cost of products from the Company's suppliers, changes in the mix of products sold and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that one or more of the factors set forth in this paragraph will not have a material adverse effect on the Company's gross margins in future periods.


Research and Development

     Research and development expenses were $3.4 million, or 24.4% of net revenue in the first quarter of fiscal 1997 compared to $3.7 million, or 6.5% of net revenue in the same period of the prior year. The decrease in research and development expenses was due to decreased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction, and decreased expenses related to reserves recorded in the first quarter of fiscal 1996, offset in part by increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.

Selling, General and Administrative

     Selling, general and administrative expenses were $2.5 million, or 17.6% of net revenue in the first quarter of fiscal 1997 compared to $4.0 million, or 7.0% of net revenue in the first quarter of fiscal 1996. The decrease in selling, general and administrative expenses was primarily the result of decreased sales commissions due to decreased revenue and utilization of reserves for legal fees in connection with certain legal proceedings, which reserves were provided for during the first quarter of fiscal 1996, offset in part by higher personnel-related costs. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.

Other Income, Net

     Net other income was $0.7 million for the first quarter of fiscal 1997 compared to $1.9 million for the same period of fiscal 1996. Net other income for the first quarter of fiscal 1997 primarily represents interest and dividend income from investments.


Provision (Benefit) for Income Taxes

     The Company's effective tax rate was 35.0% for the first quarter of fiscal 1997 and 39.0% for the first quarter of fiscal 1996. The effective tax rate for the first quarter of fiscal 1997 represents amounts which may be carried back to offset taxes paid in prior years, resulting in a tax refund to the Company. The effective tax rate for the first quarter of fiscal 1996 represents taxes accrued at applicable statutory rates, partially offset by the effect of research and development tax credits.

Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including anticipated and unanticipated decreases in average selling prices of the Company's products, changes in pricing policies by the Company, its competitors or its suppliers, fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the timing of new product announcements and introductions by the Company or its competitors, changes in the product mix of products sold, the cyclical nature of the semiconductor industry, the gain or loss of significant customers, increased research and development expenses associated with new product introductions, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders and general economic conditions. Operating results could be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results will be adversely affected if increased sales levels are not achieved.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has recently experienced, and expects it will continue to experience, significant deterioration in average selling prices for its SRAM products. In addition, the Company has recently begun to manufacture and sell volume quantities of 4 megabit DRAM products. Average selling prices for 4 megabit DRAMs have recently experienced significant declines. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices could also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit in an amount sufficient to offset the declines in average selling prices. There can be no assurance the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or sufficiently reduce its cost per unit to offset declines in average selling prices, and, even if the Company were to increase unit sales volumes and sufficiently reduce its cost per unit, that the Company would be able to maintain or increase revenues or gross margins.

     The Company has recently introduced and manufactured volume quantities of new DRAM, MMUI accelerators and flash products. The introduction of new products involves several risks, including, among others, failure of the new products to obtain acceptance in the market, constraints or delays in timely deliveries of products from the Company's suppliers, lower than anticipated yields and lower than expected throughput from assembly and test suppliers. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of products shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and subject to rapid technology and price change. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in past produced excess quantities of certain products which has had an adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected, as was the case during the last half of fiscal 1996 and the first quarter of fiscal 1997, during which periods the Company took significant charges largely to reflect a decline in the market value of inventory.

     The Company currently relies on outside foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers.

     Additionally, other factors may materially adversely affect the Company's operating results. The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations, including political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services. The Company is party to certain legal proceedings, and is subject to the risk of adverse developments in such proceedings. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights, and although the Company has not to date been involved in patent or other intellectual property rights litigation, the Company has from time to time received, and believes that it likely will in the future, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties; and the Company is subject to the risk that it may become party to litigation involving such claims. The Company is subject to the risks of shortages of goods or services and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. The Company faces intense competition, and many of its principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than does the Company, any of which factors may place such competitors and potential competitors in a stronger competitive position than the Company. The Company's corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company's operating results.

     As a result of the foregoing factors, as well as other factors affecting the Company's operating results, past performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. In addition, stock prices for many technology companies are subject to significant volatility, particularly on a quarterly basis. If revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant impact on the market price of the Company's common stock.


Liquidity and Capital Resources

     The Company's operating activities used cash of $13.5 million in the first quarter of fiscal 1997 and generated cash of $9.1 million in the first quarter of fiscal 1996. Cash used in operations in the first quarter of fiscal 1997 was the result of net loss generated during the period and a net increase in certain working capital components. Cash generated from operations in the first quarter of fiscal 1996 was primarily a result of net income generated during the period partially offset by a net increase in certain working capital components.

     Net cash used in investing activities was $1.1 million for the first quarter of fiscal 1997 and $28.9 million for the same period of fiscal 1996. Net cash used in investing activities in the first quarter of fiscal 1997 reflects equipment purchases of $1.3 million, partially offset by a reduction in the investment of United Silicon, Inc. of $0.2 million. Net cash used in investing activities in the first quarter of fiscal 1996 reflects equipment purchases of $0.7 million and investments in Chartered Semiconductor Manufacturing Ptd. Ltd. ("Chartered") of $28.2 million.

     Net cash provided by financing activities was $0.1 million in the first quarter of fiscal 1997 and $96.4 million in the first quarter of fiscal 1996. Net cash provided by financing activities in the first quarter of fiscal 1997 reflects net proceeds from the sales of common stock in connection with the exercise of stock options. Net cash provided by financing activities in the first quarter of fiscal 1996 reflects net proceeds from the sales of common stock in connection with the Company's public offering completed in April 1995 and the exercise of stock options.

     At June 30, 1996, the Company had $66.1 million in cash, a decrease of $14.5 million from March 31, 1996, and working capital of $95.8 million, a decrease of $10.4 million from March 31, 1996. The Company believes that these sources of liquidity, together with anticipated equipment financings, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has considered and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production, the formation of joint ventures to own and operate foundries, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional debt or equity financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

      In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The facility is expected to commence production utilizing advanced submicron semiconductor processes in the second half of 1996, although there can be no assurance that production will begin on schedule. Alliance's investment, which is payable in New Taiwan Dollars ("NTD"), will be up to approximately US$70 million cash for an equity ownership of up to approximately 19%. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995 and approximately NTD 450 million (approximately $16.4 million) in July 1996, and has the option to pay, on or before December 31, 1996, an additional NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If the option is exercised, Alliance will have an equity ownership of approximately 19% and will receive 25% of the manufacturing capacity in this facility.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc., for the purpose of building and managing an 8-inch semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The facility is expected to commence production utilizing advanced submicron semiconductor manufacturing processes in late 1997, although there can be no assurance that production will begin on schedule. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 10% for each US$60 million invested. The Alliance investment, which is payable in New Taiwan Dollars, will be approximately US$60 million cash payable in three installments. The first installment of US$13.9 million was made in January 1996, the second installment of approximately US$30 million is due on or before the start of clean room construction and the final installment of approximately US$15 million is due on or before fab production ramp-up. In return for their investment, Alliance and the other parties will receive a significant portion of the manufacturing capacity in this facility.

     In addition, the Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may seek additional equity or debt financings to fund such activities or to otherwise take advantage of favorable financing opportunities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on terms acceptable to the Company, if at all.

Part II. Other Information
Item 5. Other Information

     On July 30, 1996, the Superior Court of the State of California in and for the County of Santa Clara granted in part and denied in part defendants' motion for summary adjudication in an action filed against the Company and its President by two individuals, James A. Kennedy and Robert S. Reid. The Court dismissed plaintiffs' claims based on contract and certain other causes of action alleging an entitlement to 750,000 shares (pre-split) each of Common Stock of the Company (the equivalent of 1,687,500 shares each as a result of the 3-for-2 stock splits effected in January 1995 and July 1995, respectively). The court denied defendants' motion for summary adjudication of plaintiffs' claims based on fraud, and defendants did not move for summary judgment with respect to plaintiffs' claims based on quantum meruit. Defendants currently intend to move for reconsideration of the ruling as to the fraud claims. Defendants believe plaintiffs currently to intend to file for a writ of mandamus to seek reversal of the Superior Court's ruling as to the dismissed claims. The matter has been scheduled for jury trial to commence in September 1996. The Company intends to defend vigorously against the claims made against it, and believes that it has meritorious defenses against the asserted claims.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Number                                       Title                                    Filing Status
 ------                                       -----                                    -------------

 3.01         Registrant's Certificate of Incorporation                                     (A)

 3.02         Registrant's Bylaws                                                           (A)

 3.03         Registrant's Certificate of Elimination of Series A Preferred Stock           (A)

 3.04         Registrant's Certificate of Amendment of Certificate of                       (B)
              Incorporation

 4.01         Specimen of Common Stock Certificate of Registrant                            (A)

10.33*        Letter Agreement dated June 26, 1996, between Registrant,
              S3 Incorporated and United Microelectronics Corporation

11.01         Statement re: Computation of Earnings per Share

27            Financial Data Schedule


(b) Reports on Form 8-K

     None.

- ---------------------------------

* Confidential treatment has been requested with respect to certain portions of this document.
(A) The document referred to is hereby incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.
(B) The document referred to is hereby incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 14, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Alliance Semiconductor Corporation
                                                (Registrant)



Date: August 12, 1996            /s/ N. D. Reddy
                                 --------------------------
                                 N. Damodar Reddy
                                 President and Principal Executive Officer




Date: August 12, 1996            /s/ Ronald K. Shelton
                                 --------------------------
                                 Ronald K. Shelton
                                 Vice President - Finance and
                                 Administration and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)