Form 10-Q
period 1996-09-28
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1996-11-12
CIK 913293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 28, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            -------    -------

                         Commission file number 0-22594


                       ALLIANCE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                                      77-0057842
     (State or other jurisdiction of                        (I.R.S. employer
      incorporation or organization)                       identification no.)

         3099 North First Street
           San Jose, California                                95134-2006
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
                                      ---    ---
         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No   .
                         ---    ---
         The number of shares outstanding of the Registrant's Common Stock on November 6, 1996 was 38,754,637 shares.


                        Page 1 of 28, including exhibits

The Exhibit Index is located on page 15.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                       PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
     September 30, 1996 and March 31, 1996                               3

Condensed Consolidated Statements of Operations
     Three months and six months ended
     September 30, 1996 and 1995                                         4

Condensed Consolidated Statements of Cash Flows
     Six months ended September 30, 1996 and 1995                        5

Notes to Unaudited Condensed Consolidated Financial Statements         6-7

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     8-14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               14

Item 2. Changes in Securities                                     Not Applicable

Item 3. Defaults upon Senior Securities                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders             14

Item 5. Other Information                                               14

Item 6. Exhibits and Reports on Form 8-K                                15

Signatures                                                              16

Part I. Financial Information
Item I. Consolidated Financial Statements

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                      September 30,    March 31,
                                                          1996           1996
                                                        ---------      ---------
                                     ASSETS

Current assets:

     Cash and cash equivalents                           $ 26,897       $ 80,566

     Accounts receivable, net                               6,448          4,724

     Inventory                                             31,364         30,152

     Deferred taxes                                        30,760         25,578

     Other current assets                                   3,316          9,065
                                                         --------       --------

          Total current assets                             98,785        150,085

Property and equipment, net                                11,523         11,231

Investment in Chartered Semiconductor                      51,596         51,596

Investment in United Semiconductor Corp.                   52,829         36,438

Investment in United Silicon, Inc.                         13,701         13,888
                                                         --------       --------


                                                         $228,434       $263,238
                                                         ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                    $ 12,940       $ 32,358

     Accrued liabilities                                    8,386         11,499
                                                         --------       --------

          Total current liabilities                        21,326         43,857
                                                         --------       --------

Stockholders' equity

     Preferred stock                                         --             --

     Common stock                                             385            383

     Additional paid-in capital                           178,270        178,052

     Retained earnings                                     28,453         40,946
                                                         --------       --------

          Total stockholders' equity                      207,108        219,381
                                                         --------       --------

                                                         $228,434       $263,238
                                                         ========       ========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                September 30,                            September 30,
                                                      ----------------------------------       ----------------------------------
                                                           1996               1995                  1996               1995
                                                      ---------------    ---------------       ---------------    ---------------
Net revenue                                               $ 13,135            $ 77,007             $ 27,243            $134,042

Cost of revenue                                             11,029              35,894               35,360              62,717

                                                          --------            --------             --------            --------

     Gross profit (loss)                                     2,106              41,113               (8,117)             71,325
                                                          --------            --------             --------            --------

Operating expenses:

     Research and development                                3,639               4,553                7,078               8,260

     Selling, general and administrative                     2,703               5,605                5,195               9,578
                                                          --------            --------             --------            --------

                    Total operating expenses                 6,342              10,158               12,273              17,838
                                                          --------            --------             --------            --------

Income (loss) from operations                               (4,236)             30,955              (20,390)             53,487

Other income, net                                              459               1,905                1,172               3,828
                                                          --------            --------             --------            --------

Income (loss) before income taxes                           (3,777)             32,860              (19,218)             57,315

Provision (benefit) for income taxes                        (1,322)             12,815               (6,725)             22,352
                                                          --------            --------             --------            --------

Net income (loss)                                         ($ 2,455)           $ 20,045             ($12,493)           $ 34,963
                                                          ========            ========             ========            ========

Net income (loss) per share                               ($  0.06)           $   0.48             ($  0.32)           $   0.84
                                                          ========            ========             ========            ========

Weighted average common shares
     and equivalents                                        38,483              41,526               38,450              41,506
                                                          ========            ========             ========            ========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                         Six Months Ended
                                                                                          September 30,
                                                                        ---------------------------------------------------
                                                                                1996                          1995
                                                                        ---------------------         ---------------------
Cash flows from operating activities:

      Net income (loss)                                                        ($ 12,493)                      $  34,963

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                1,447                             924

      Changes in assets and liabilities:

            Accounts receivable                                                   (1,724)                        (25,682)
            Inventory                                                             (1,212)                         (8,956)
            Other assets                                                           5,749                            (797)
            Accounts payable                                                     (19,418)                          7,784
            Accrued liabilities                                                   (3,113)                          3,333
            Income taxes including
               deferred income taxes                                              (5,182)                         (4,442)
                                                                               ---------                       ---------

                Net cash provided by (used in) operating activities              (35,946)                          7,127
                                                                               ---------                       ---------

Cash used in investing activities:

      Acquisition of equipment                                                    (1,739)                         (2,243)

      Investment in Chartered Semiconductor                                         --                           (28,153)

      Investment in United Semiconductor                                         (16,391)                        (37,000)

      Investment in United Silicon, Inc.                                             187                            --
                                                                               ---------                       ---------

                Net cash used in investing activities                            (17,943)                        (67,396)
                                                                               ---------                       ---------

Cash flows from financing activities:

      Net proceeds from issuance of common stock                                     220                          96,569

      Repayment of loan - UMC                                                       --                            10,000
                                                                               ---------                       ---------

                Net cash provided by financing activities                            220                         106,569
                                                                               ---------                       ---------

Net increase (decrease) in cash and cash equivalents                             (53,669)                         46,300

Cash and cash equivalents at beginning of the period                              80,566                          75,557
                                                                               ---------                       ---------

Cash and cash equivalents at end of the period                                 $  26,897                       $ 121,857
                                                                               =========                       =========

Supplemental disclosures:

      Income taxes paid (refunded)                                                  --                         $  24,840
                                                                               =========                       =========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Commission on June 28, 1996.

     For purposes of presentation, the Company has indicated the first six months of fiscal 1997 and 1996 as ending on September 30, respectively; whereas, in fact the Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter.

     The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                       September 30,              March 31,
                                           1996                     1996
                                       -------------              ---------
Inventory:                                         (in thousands)
     Work in process                       $18,853                  $10,823
     Finished goods                         12,511                   19,329
                                           -------                  -------
                                           $31,364                  $30,152
                                           =======                  =======


Note 3. Inventory Charge

     During the first quarter of fiscal 1997, the Company continued to experience a significant deterioration in the average selling prices and a slowing in demand for certain of its SRAM products. As a result of this deterioration, during the first quarter of fiscal 1997 the Company recorded a pre-tax charge of approximately $16.0 million primarily to reflect a further decline in market value of the Company's inventory. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for SRAM products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. Commitments

     At September 30, 1996, the Company had approximately $16.3 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. During the first quarter of fiscal 1997, the average selling prices of the Company's SRAM products deteriorated significantly. As a result of this deterioration, in the first quarter of fiscal 1997 the Company recorded a pre-tax charge of approximately $2.3 million for adverse purchase commitments related to these SRAM products, which is included in the $16.0 million charge recorded in the first quarter of fiscal 1997 (see Note 3).

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance's investment, which is payable in New Taiwan Dollars ("NTD"), will be up to approximately US$70 million cash for an equity ownership of up to approximately 19%. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995 and approximately NTD 450 million (approximately US$16.4 million) in July 1996, and has the option to pay, on or before December 31, 1996, an additional NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If the option is exercised, Alliance will have an equity ownership of approximately 19% and will receive 25% of the manufacturing capacity in this facility.

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

     As of September 30, 1996, $3.5 million of standby letters of credit were outstanding and expire through December 1996.

Note 5. Net Income Per Share

     Net income per share is based on the weighted  average number of common and
dilutive  common  equivalent  shares  outstanding  during  the  period.   Common
equivalent shares include common stock options using the treasury stock method.

Note 6.  Subsequent Events.

     The Company and its president were served in February 1994 with a complaint filed in the Superior Court of the State of California in and for the County of Santa Clara by two individuals, James A. Kennedy and Robert S. Reid, alleging, among other things, that, as a result of services allegedly rendered to the Company, such individuals each were orally promised 750,000 shares (pre-split) of Common Stock of the Company (the equivalent of 1,687,500 shares as a result of the 3-for-2 stock splits effected in January 1995 and in July 1995, respectively). In October 1996, the parties (together with PRO Associates, Inc., a California corporation ("PRO")) executed a Settlement Agreement and Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company issued 75,862 shares of Common Stock of the Company to each of Messrs. Reid and Kennedy under the exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended (the "Securities Act"), and plaintiffs dismissed the Complaint. The Settlement Agreement contains releases by plaintiffs and by PRO of defendants, and by defendants of plaintiffs and of PRO, of all claims, known or unknown including but not limited to all claims related to any fact or allegation contained in the Complaint. The aggregate dollar value of the shares issued pursuant to the Settlement Agreement did not exceed the reserve that had been historically recorded for this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information contained herein, the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act'). Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth in this Report, particularly in the section below entitled, "Factors That May Affect Future Results" and the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 filed with the Commission on June 28, 1996, particularly in Item 7 thereof entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances upon which any such statement is based, in whole or in part.


Results of Operations

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                                Three Months Ended                    Six Months Ended
                                                                   September 30,                        September 30,
                                                              ----------------------                ---------------------
                                                               1996            1995                  1996           1995
                                                              ------          ------                ------         ------
Net revenue                                                    100.0%          100.0%                100.0%         100.0%
Cost of revenue                                                 84.0            46.6                (129.8)          46.8
                                                              ------           -----                ------           ----
   Gross profit (loss)                                          16.0            53.4                 (29.8)          53.2
                                                              ------           -----               -------           ----
Operating expenses:
   Research and development                                     27.7             5.9                  26.0            6.2
   Selling, general and administrative                          20.6             7.3                  19.1            7.1
                                                              ------          ------                ------          -----
Total operating expenses                                        48.3            13.2                  45.1           13.3
                                                              ------           -----                ------           ----
Income (loss) from operations                                  (32.3)           40.2                 (74.9)          39.9
Other income, net                                                3.5             2.5                   4.3            2.9
                                                              ------          ------                ------          -----
Income (loss) before income taxes                              (28.8)           42.7                 (70.6)          42.8
Provision (benefit) for income taxes                           (10.1)           16.7                 (24.7)          16.7
                                                              ------           -----                ------          -----
Net income (loss)                                              (18.7)%          26.0%                (45.9)%         26.1%
                                                              ======           =====                ======          =====

Net Revenue

     During the periods presented above, the Company's net revenue was principally derived from the sale of SRAM products and to a lesser extent the sale of DRAM and other products. Net revenue for the second quarter of fiscal 1997 was $13.1 million, or 83% lower than the $77.0 million of revenue for the second quarter of fiscal 1996. Net revenue for the first sixth months of fiscal 1997 was $27.2 million, or 80% lower than the $134.0 million of net revenue for the first sixth months of fiscal 1996. During the first six months of fiscal 1997, no customer accounted for more than 10% of net revenue. During the first six months of fiscal 1996, one customer accounted for 15% of net revenue. The decrease in net revenue for the three and six months ended September 30, 1996, was due to a number of factors, including continued decreases in the average selling prices for the Company's SRAM products and a decrease in demand for certain of the Company's SRAM products. The Company believes the decreases in average selling prices and unit demand resulted from an oversupply situation which began in the latter half of fiscal 1996 due to an increased supply from foreign and domestic competitors and weakening unit demand for SRAM products. The Company is unable to predict when or if such price and demand declines will stabilize. A continued decline in average selling prices or unit demand could have a continuing material adverse effect on the Company's operating results.

     The markets for the Company's products are characterized by rapid technological change and product obsolescence, conditions which could require the Company to make significant shifts in its product mix in a relatively short period of time. To diversify its product offerings, the Company began to manufacture volume quantities of 4 megabit DRAM products in June 1996 and has continued volume production through the second quarter of fiscal 1997. Revenues from the sale of DRAM products contributed approximately 34% of net revenues for the second quarter and 21% of net revenues for the first sixth months of fiscal 1997. Average selling prices for 4 megabit DRAM products are subject to significant volatility and have experienced significant declines in the last six months. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could have a material adverse effect on the Company's operating results.

     In addition, the Company has also recently introduced and manufactured volume quantities of new MMUI accelerators and flash products. The introduction and volume manufacture of new products involve several risks, including, among others, failure of the new products to obtain acceptance in the market, constraints or delays in timely deliveries of products from the Company's suppliers, lower than anticipated yields and lower than expected throughput from assembly and test suppliers. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.

Gross Profit (Loss)

     Gross profit was $2.1 million for the second quarter of fiscal 1997, or 16% of net revenue compared to gross profit of $41.1 million, or 53.4% of net revenue for the same period of fiscal 1996. The Company experienced a gross loss of $8.1 million for the first six months of fiscal 1997, or (29.8)% of net revenue compared to gross profit of $71.3 million, or 53.2% of net revenue for the same period of fiscal 1996. The decrease in gross profit for the second quarter of fiscal 1997 compared to the same period of fiscal 1996 resulted primarily from decreases in the average selling prices for the Company's products and decreases in demand for certain of the Company's SRAM products. The loss and decrease in gross profit for the first six months of fiscal 1997 compared to the same period of fiscal 1996 resulted primarily from product price declines and pre-tax inventory and purchase commitment related charges of approximately $16.0 million recorded in the first quarter of fiscal 1997 to reflect declines in the market value for certain of the Company's products. As a result of the significant deterioration in the average selling prices for its SRAM products, the Company's gross margin declined significantly and became a significant gross loss during the first quarter of fiscal 1997. The average selling prices for the Company's SRAM and DRAM products continued to decline during the second quarter of fiscal 1997. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could result in further adverse impacts on the Company's gross margins.

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

Research and Development

     Research and development expenses were $3.6 million, or 27.7% of net revenue in the second quarter of fiscal 1997 compared to $4.6 million, or 5.9% of net revenue for the same period of fiscal 1996. Research and development expenses were $7.1 million, or 26.0% of net revenue in the first six months of fiscal 1997 compared to $8.3 million, or 6.2% of net revenue in the same period of the prior year. The decrease in research and development expenses for the first three and six months of fiscal 1997 was due to decreased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction, decreased expenses related to reserves recorded in the first quarter of fiscal 1996, offset in part by increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.

Selling, General and Administrative

     Selling, general and administrative expenses were $2.7 million, or 20.6% of net revenue in the second quarter of fiscal 1997 compared to $5.6 million, or 7.3% of net revenue for the same period of fiscal 1996. Selling, general and administrative expenses were $5.2 million, or 19.1% of net revenue in the first six months of fiscal 1997 compared to $9.6 million, or 7.1% of net revenue for the same period of fiscal 1996. The decrease in selling, general and administrative expenses was primarily the result of decreased sales commissions due to decreased revenue, utilization of reserves for legal fees in connection with certain legal proceedings which reserves were provided for during the first six months of fiscal 1996 and bad debt reserves provided during the first sixth months of fiscal 1996, offset in part by higher personnel-related costs. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.

Other Income, Net

     Net other income was $0.5 million for the second quarter of fiscal 1997 compared to $1.2 million for the same period of fiscal 1996. Net other income was $1.2 million for the first six months of fiscal 1997 compared to $3.8 million for the same period of fiscal 1996. Net other income for the first three and sixth months of fiscal 1997 primarily represents interest and dividend income from investments.

Provision (Benefit) for Income Taxes

     The Company's effective tax rate was 35.0% for the first and second quarters of fiscal 1997 and 39.0% for the first and second quarters of fiscal 1996. The effective tax rate for the first and second quarters of fiscal 1997 represents amounts which may be carried back to offset taxes paid in prior years, resulting in a tax refund to the Company. The effective tax rate for the first and second quarters of fiscal 1996 represents taxes accrued at applicable statutory rates, partially offset by the effect of research and development tax credits.

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

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has recently experienced, and expects it will continue to experience, significant deterioration in average selling prices for its SRAM products. In addition, the Company began to manufacture volume quantities of 4 megabit DRAM products in June 1996 and has continued volume production through the second quarter of fiscal 1997. Revenues from the sale of DRAM products contributed approximately 34% of net revenues for the second quarter and 21% of net revenues for the first sixth months of fiscal 1997. Average selling prices for 4 megabit DRAM products are subject to significant volatility and have experienced significant declines in the last six months. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices could also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit in an amount sufficient to offset the declines in average selling prices. There can be no assurance the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or sufficiently reduce its cost per unit to offset declines in average selling prices. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its cost per unit, the Company would be able to maintain or increase revenues or gross margins.

     The Company has recently introduced and manufactured volume quantities of new DRAM, MMUI accelerators and flash products. The introduction and volume manufacture of new products involves several risks, including, among others, failure of the new products to obtain acceptance in the market, constraints or delays in timely deliveries of products from the Company's suppliers, lower than anticipated yields and lower than expected throughput from assembly and test suppliers. The occurrence of any problems resulting from these risks could have material adverse effect on the Company's operating results.

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and subject to rapid technology and price changes. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during the last half of fiscal 1996 and the first quarter of fiscal 1997, during which periods the Company took significant pre-tax charges largely to reflect a decline in the value of inventory.

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

     Additionally, other factors may materially adversely affect the Company's operating results. The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations, including political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services. The Company is party to certain legal proceedings, and is subject to the risk of adverse developments in such proceedings. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights, and although the Company has not to date been involved in patent or other intellectual property rights litigation, the Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties; and the Company is subject to the risk that it may become party to litigation involving such claims. The Company is subject to the risks of shortages of goods or services and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. The Company faces intense competition, and many of its principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than does the Company, any of which factors may place such competitors and potential competitors in a stronger competitive position than the Company. The Company's corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company's operating results.

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

Liquidity and Capital Resources

     The Company's operating activities used cash of $35.9 million in the first six months of fiscal 1997 and generated cash of $7.1 million in the first six months of fiscal 1996. Cash used in operations in the first six months of fiscal 1997 was the result of net loss generated during the period and payment of a significant portion of the Company's liabilities. Cash generated from operations in the first six months of fiscal 1996 was primarily a result of net income generated during the period partially offset by a net increase in certain working capital components.

     Net cash used in investing activities was $17.9 million for the first six months of fiscal 1997 and $67.4 million in the first six months of fiscal 1996. Net cash used in investing activities in the first six months of fiscal 1997 reflects an investment of $16.4 million in United Semiconductor Corporation ("USC"), equipment purchases of $1.7 million, partially offset by reimbursement of an overpayment with respect to the investment in United Silicon, Inc. ("USI") of $0.2 million. Net cash used in investing activities in the first six months of fiscal 1996 reflects equipment purchases of $2.2 million, an investment in USC of $37.0 million, and investments in Chartered Semiconductor Manufacturing Ptd. Ltd. ("Chartered") of $28.2 million.

     Net cash provided by financing activities was $0.2 million in the first six months of fiscal 1997 and $106.6 million in the first six months of fiscal 1996. Net cash provided by financing activities in the first six months of fiscal 1997 reflects net proceeds from the sales of common stock in connection with the exercise of stock options. Net cash provided by financing activities in the first six months of fiscal 1996 reflects net proceeds from the sales of common stock in connection with the Company's public offering completed in April 1995, repayment of a $10.0 million loan extended to United Microelectronics Corporation ("UMC") and the exercise of stock options.

     At September 30, 1996, the Company had $26.9 million in cash and cash equivalents, a decrease of $53.7 million from March 31, 1996 and working capital of $77.4 million, a decrease of $28.8 million from March 31, 1996. The Company believes that these sources of liquidity, together with anticipated equipment financings, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

      In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The facility commenced volume production utilizing advanced submicron semiconductor processes in the second quarter of fiscal 1997. Alliance's investment, which is payable in New Taiwan Dollars ("NTD"), will be up to approximately US$70 million cash for an equity ownership of up to approximately 19%. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995 and approximately NTD 450 million (approximately US$16.4 million) in July 1996, and has the option to pay, on or before December 31, 1996, an additional NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If the option is exercised, Alliance will have an equity ownership of approximately 19% and will receive 25% of the manufacturing capacity in this facility.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USI, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The facility is expected to commence production utilizing advanced submicron semiconductor manufacturing processes in late 1997, although there can be no assurance that production will begin on schedule. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 10% for each US$60 million invested. The Alliance investment, which is payable in NTD, will be approximately US$60 million cash payable in three installments. The first installment of US$13.9 million was made in January 1996, the second installment of approximately US$30 million is due on or before the start of clean room construction and the final installment of approximately US$15 million is due on or before fab production ramp-up. In return for their investment, Alliance and the other parties will receive a significant portion of the manufacturing capacity in this facility.

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


Part II. Other Information

Item 1.  Legal Proceedings

     As previously reported, the Company and its president were served in February 1994 with a complaint filed in the Superior Court of the State of California in and for the County of Santa Clara by two individuals, James A. Kennedy and Robert S. Reid, alleging, among other things, that, as a result of services allegedly rendered to the Company, such individuals each were orally promised 750,000 shares (pre-split) of Common Stock of the Company (the equivalent of 1,687,500 shares as a result of the 3-for-2 stock splits effected in January 1995 and in July 1995, respectively). The Company reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 that the court, on July 30, 1996, granted in part and denied in part defendants' motion for summary adjudication. In October 1996, the parties (together with PRO Associates, Inc., a California corporation ("PRO")) executed a Settlement Agreement and Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company issued 75,862 shares of Common Stock of the Company to each of Messrs. Reid and Kennedy under the exemption provided by Section 3(a)(10) of the Securities Act, and plaintiffs dismissed the Complaint. The Settlement Agreement contains releases by plaintiffs and by PRO of defendants, and by defendants of plaintiffs and of PRO, of all claims, known or unknown, including but not limited to all claims related to any fact or allegation contained in the Complaint. The aggregate dollar value of the shares issued pursuant to the Settlement Agreement did not exceed the reserve that had been historically recorded for this matter.

Item 4. Submission of Matters to a Vote of Security Holders

     On September 19, 1996, at the annual meeting of the stockholders of the Company, the stockholders voted to: (1) elect as directors, until the 1997 annual meeting of the stockholders or until their respective successors are elected and qualified, N. Damodar Reddy (32,575,782 votes in favor and 330,843 votes withheld), C.N. Reddy (32,575,782 votes in favor and 330,843 votes withheld), Sanford L. Kane (32,575,782 votes in favor and 330,843 votes withheld) and Jon B. Minnis (32,575,782 votes in favor and 330,843 votes withheld); (2) approve the adoption of the Company's 1996 Employee Stock
Purchase Plan ("ESPP") and the reservation for issuance thereunder of an aggregate of 750,000 shares of the Company's Common Stock (28,750,266 votes in favor, 4,012,324 votes against, 92,285 votes abstained and 51,750 broker non-votes); and (3) ratify and approve the appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year (32,803,667 votes in favor, 47,253 votes against and 55,705 votes abstained).

Item 5.  Other Information

     In September 1996, Ronald K. Shelton resigned as Vice President - Finance and Administration, and Chief Financial Officer, and N. Damodar Reddy was appointed Chief Financial Officer pending the hiring of a successor for that office.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits


    Number                                         Title                                   Filing Status
    ------                                         -----                                   -------------

     3.01         Company's Certificate of Incorporation                                        (A)

     3.02         Company's Bylaws                                                              (A)

     3.03         Company's Certificate of Elimination of Series A Preferred Stock              (A)

     3.04         Company's Certificate of Amendment of Certificate of                          (B)
                  Incorporation

     4.01         Specimen of Common Stock Certificate of Company                               (A)

    10.34         1996 Employee Stock Purchase Plan                                             (C)

    10.35         Stock  Purchase  Agreement dated  as  of June 30, 1996  by and
                  among   the   Company,   S3   Incorporated   ("S3"),    United
                  Microelectronics  Corporation ("UMC") and United Semiconductor
                  Corporation
                  ("USC")

    10.36*        Amendment to FabCo Foundry Capacity Agreement dated as of July
                  3,  1996  by  and  among  the  Company,  S3,  UMC  and  USC.

    10.37         Side letter dated July 11, 1996 by and among the Company, S3,
                  UMC and USC.

    11.01         Statement re: Computation of Net Income (Loss) Per Share and
                  Common Equivalent Shares

    27            Financial Data Schedule


(b) Reports on Form 8-K



     None.
-----------------------
*      Confidential  treatment  has  been  requested  with  respect  to  certain portions of this document.
(A)    The document  referred to is hereby  incorporated  by reference  from the
       Company's  Registration  Statement  on Form SB-2  (File No.  33-69956-LA)
       declared effective by the Commission on November 30, 1993.
(B)    The document  referred to is hereby  incorporated  by reference  from the
       Company's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the
       Commission on November 14, 1995.
(C)    The document  referred to is hereby  incorporated  by reference  from the
       Company's  Registration  Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Alliance Semiconductor Corporation
                                                   (Company)



Date: November  12, 1996            /s/ N. D. Reddy
                                    -------------------------
                                    N. Damodar Reddy
                                    President and Principal Executive Officer




Date: November  12, 1996            /s/ N. D. Reddy
                                    -------------------------
                                    N. Damodar Reddy
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)