Form 10-Q
period 1996-12-28
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1997-02-11
CIK 913293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 28, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             --------  -------

                               Commission file number 0-22594


                       ALLIANCE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                        Delaware                                77-0057842
            (State or other jurisdiction of                 (I.R.S. employer
             incorporation or organization                 identification no.)

                3099 North First Street
                  San Jose, California                            95134-2006
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
         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No .
                         --- ---
         The number of shares outstanding of the Registrant's Common Stock on January 31, 1997, was 38,638,945 shares.


                        Page 1 of 21, including exhibits

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                              FORM 10-Q

                                                                INDEX

                                                                                                                                PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
       December 31, 1996 and March 31, 1996                                                                                        3

Condensed Consolidated Statements of Operations
       Three months and nine months ended December 31, 1996 and 1995                                                               4

Condensed Consolidated Statements of Cash Flows
       Nine months ended December 31, 1996 and 1995                                                                                5

Notes to Unaudited Condensed  Consolidated Financial Statements                                                                    6

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                                                               9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                         15

Item 2(c). Changes in Securities                                                                                                  16

Item 3. Defaults upon Senior Securities                                                                               Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                                                           Not Applicable

Item 5. Other Information                                                                                                         16

Item 6. Exhibits and Reports on Form 8-K                                                                                          17

Signatures                                                                                                                        18



Part I. Financial Information
Item I. Consolidated Financial Statements

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)
                                                             (unaudited)
                                                                                       December 31,                March 31,
                                                                                          1996                        1996
                                                                                 ---------------------         ---------------------
                                     ASSETS

Current assets:

     Cash and cash equivalents                                                         $ 26,830                  $ 80,566


     Accounts receivable, net                                                            11,196                     4,724

     Inventory                                                                           37,365                    30,152

     Deferred taxes                                                                      31,466                    25,578

     Other current assets                                                                 1,870                     9,008
                                                                                       --------                  --------

          Total current assets                                                          108,727                   150,028

Property and equipment, net                                                              10,975                    11,231

Investment in Chartered Semiconductor                                                    51,596                    51,596

Investment in United Semiconductor Corp.                                                 52,829                    36,438

Investment in United Silicon, Inc.                                                       13,701                    13,888

Other Assets                                                                                109                        57
                                                                                       --------                  --------


                                                                                       $237,937                  $263,238
                                                                                       ========                  ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                   $ 24,708                 $ 32,358

     Accrued liabilities                                                                   6,374                   11,499
                                                                                        --------                 --------

                     Total current liabilities                                            31,082                   43,857
                                                                                        --------                 --------

Stockholders' equity

     Preferred stock                                                                          --                       --

     Common stock                                                                            386                      383

     Additional paid-in capital                                                          179,354                  178,052

     Retained earnings                                                                    27,115                   40,946
                                                                                        --------                 --------

                     Total stockholders' equity                                          206,855                  219,381
                                                                                        --------                 --------

                                                                                        $237,937                 $263,238
                                                                                        ========                 ========

                                     See accompanying notes to unaudited condensed consolidated financial statements.

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (unaudited)
                                                                          Three Months Ended                  Nine Months Ended
                                                                               December 31,                      December 31,
                                                                        --------------------------         -------------------------

                                                                        1996               1995            1996               1995
                                                                       --------          --------         --------          --------

Net revenue                                                            $ 25,224          $ 46,372         $ 52,467          $180,414

Cost of revenue                                                          21,833            35,944           57,192            98,661
                                                                       --------          --------         --------          --------

     Gross profit (loss)                                                  3,391            10,428           (4,725)           81,753
                                                                       --------          --------         --------          --------

Operating expenses:

     Research and development                                             3,673             3,513           10,751            11,773

     Selling, general and administrative                                  2,146             4,973            7,341            14,552
                                                                       --------          --------         --------          --------

                    Total operating expenses                              5,819             8,486           18,092            26,325
                                                                       --------          --------         --------          --------

Income (loss) from operations                                            (2,428)            1,942          (22,817)           55,428

Other income, net                                                           369             1,600            1,540             5,428
                                                                       --------          --------         --------          --------

Income (loss) before income taxes                                        (2,059)            3,542          (21,277)           60,856

Provision (benefit) for income taxes                                       (721)            1,381           (7,446)           23,733
                                                                       --------          --------         --------          --------

Net income (loss)                                                      $ (1,338)         $  2,161         $(13,831)         $ 37,123
                                                                       ========          ========         ========          ========

Net income (loss) per share                                            $  (0.03)         $   0.05         $  (0.36)         $   0.89
                                                                       ========          ========         ========          ========

Weighted average common shares
     and equivalents                                                     38,513            41,246           38,471            41,711
                                                                       ========          ========         ========          ========



                                            See accompanying notes to unaudited condensed consolidated financial statements.

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)
                                                                                                          Nine Months Ended
                                                                                                              December 31,
                                                                                                       ---------------------------

                                                                                                         1996              1995
                                                                                                       ---------         ---------
Cash flows from operating activities:

      Net income (loss)                                                                                 $ (13,831)        $  37,123

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                                         2,228             1,503

      Changes in assets and liabilities:

            Accounts receivable                                                                            (6,472)            3,247
            Inventory                                                                                      (7,213)          (24,437)
            Other assets                                                                                    7,086           (10,172)
            Accounts payable                                                                               (7,650)           16,797
            Accrued liabilities                                                                            (5,125)            2,638
            Income taxes including
               deferred income taxes                                                                       (5,888)           (4,442)
                                                                                                        ---------         ---------


                Net cash provided by (used in) operating activities
                                                                                                          (36,865)           22,257
                                                                                                        ---------         ---------

Cash used in investing activities:

      Acquisition of equipment                                                                             (1,972)           (7,769)

      Investment in Chartered Semiconductor                                                                  --             (28,153)

      Investment in United Semiconductor                                                                  (16,391)          (36,438)

      Investment in United Silicon, Inc.                                                                      187              --
                                                                                                        ---------         ---------

                Net cash used in investing activities                                                     (18,176)          (72,360)
                                                                                                        ---------         ---------

Cash flows from financing activities:

      Net proceeds from issuance of common stock                                                            1,305            96,815

      Repayment of loan - UMC                                                                                --              10,000
                                                                                                        ---------         ---------

                Net cash provided by financing activities                                                   1,305           106,815
                                                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents                                                      (53,736)           56,712

Cash and cash equivalents at beginning of the period                                                       80,566            75,557
                                                                                                        ---------         ---------

Cash and cash equivalents at end of the period                                                          $  26,830         $ 132,269
                                                                                                        =========         =========

Supplemental disclosures:

      Income taxes paid (refunded)                                                                      $  (7,962)        $  10,207
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

     For purposes of presentation, the Company has indicated the first nine months of fiscal 1997 and 1996 as ending on December 31, respectively; whereas, in fact the Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter.

     The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                                 December 31,       March 31,
                                                     1996             1996
                                                   -------          -------
Inventory:                                              (in thousands)
     Work in process                               $23,853          $10,823
     Finished goods                                 13,512           19,329
                                                   -------          -------
                                                   $37,365          $30,152
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

Note 4. Commitments

     At December 31, 1996, the Company had approximately $8.7 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. During the first quarter of fiscal 1997, the average selling prices of the Company's SRAM products deteriorated significantly. As a result of this deterioration, in the first quarter of fiscal 1997 the Company recorded a pre-tax charge of approximately $2.3 million for adverse purchase commitments related to these SRAM products, which is included in the $16.0 million charge recorded in the first quarter of fiscal 1997 (see Note 3).

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance's investment, which is payable in New Taiwan Dollars ("NTD"), will be up to approximately US$70 million cash for an equity ownership of up to approximately 19%. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995 and approximately NTD 450 million (approximately US$16.4 million) in July 1996, and has the option to pay, on or before April 30, 1997, an additional NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If the option is exercised, Alliance will have an equity ownership of approximately 19% and will receive 25% of the manufacturing capacity in this facility.

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

     As of December 31, 1996, $5.1 million of standby letters of credit were outstanding and expire through September 1997.

Note 5. Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include common stock options using the treasury stock method.

Note 6.  Litigation.

     The Company and its President were served in February 1994 with a complaint filed in the Superior Court of the State of California in and for the County of Santa Clara by two individuals, James A. Kennedy and Robert S. Reid, alleging, among other things, that, as a result of services allegedly rendered to the Company, such individuals each were orally promised 750,000 shares (pre-split) of Common Stock of the Company (the equivalent of 1,687,500 shares as a result of the 3-for-2 stock splits effected in January 1995 and in July 1995, respectively). In October 1996, the parties (together with PRO Associates, Inc., a California corporation ("PRO")) executed a Settlement Agreement and Release (the "Settlement Agreement). Pursuant to the Settlement Agreement, the Company issued 75,862 shares of Common Stock of the Company to each of Messrs. Reid and Kennedy under the exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended (the "Securities Act"), and plaintiffs dismissed the Complaint. The Settlement Agreement contains releases by plaintiffs and by PRO of defendants, and by defendants of plaintiffs and of PRO, of all claims, known or unknown, including but not limited to all claims related to any fact or allegation contained in the Complaint. The aggregate dollar value of the shares issued pursuant to the Settlement Agreement did not exceed the reserve that had been historically recorded for this matter.


     In December 1996, an action captioned Advanced Micro Devices, Inc. v. Alliance Semiconductor International Corporation, No. C-96 21037 (JW), United States District Court for the Northern District of California was filed, alleging that defendant has infringed two patents (the "AMD Patents") owned by plaintiff and seeking injunctive relief and damages. In January 1997, defendant filed an answer denying the allegations of the complaint and asserting a counterclaim for declaration that each of the AMD Patents is invalid and not infringed by defendant, and plaintiff filed a reply denying the allegations of the counterclaim. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information contained herein, the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth in this Report, particularly in the section below entitled, "Factors That May Affect Future Results" and the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 filed with the Commission on June 28, 1996, particularly in Item 7 thereof entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances upon which any such statement is based, in whole or in part.

Results of Operations

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                                             Three Months Ended               Nine Months Ended
                                                                                December 31,                     December 31,
                                                                             ---------------                    --------------
                                                                           1996              1995            1996              1995
                                                                          -----             -----            -----             -----
Net revenue                                                              100.0%            100.0%            100.0%           100.0%
Cost of revenue                                                            86.6              77.5            109.0              54.7
                                                                          -----             -----            -----             -----
   Gross profit (loss)                                                     13.4              22.5             (9.0)             45.3
                                                                          -----             -----            -----             -----
Operating expenses:
   Research and development                                                14.6               7.6             20.5               6.5
   Selling, general and administrative                                      8.5              10.7             14.0               8.1
                                                                          -----             -----            -----             -----
Total operating expenses                                                   23.1              18.3             34.5              14.6
                                                                          -----             -----            -----             -----
Income (loss) from operations                                              (9.7)              4.2            (43.5)             30.7
Other income, net                                                           1.5               3.5              2.9               3.0
                                                                          -----             -----            -----             -----
Income (loss) before income taxes                                          (8.2)              7.7            (40.6)             33.7
Provision (benefit) for income taxes                                       (2.9)              3.0            (14.2)             13.2
                                                                          -----             -----            -----             -----
Net income (loss)                                                         (5.3)%             4.7%           (26.4)%            20.6%
                                                                          =====             =====            =====             =====

Net Revenue

     During the periods presented above, the Company's net revenue was derived from the sale of SRAM, DRAM and MMUI accelerator products. Net revenue for the third quarter of fiscal 1997 was $25.2 million, or 45.7% lower than the $46.4 million of revenue for the third quarter of fiscal 1996. Net revenue for the first nine months of fiscal 1997 was $52.5 million, or 70.9% lower than the $180.4 million of net revenue for the first nine months of fiscal 1996. During the first nine months of fiscal 1997, no customer accounted for more than 10% of net revenue. During the first nine months of fiscal 1996, one customer accounted for 18% of net revenue. The decrease in net revenue for the three and nine months ended December 31, 1996, as compared to the corresponding periods was due to a number of factors, primarily continued decreases in the average selling prices for the Company's SRAM products and a decrease in demand for certain of the Company's SRAM products. The Company believes the decreases in average selling prices and unit demand resulted from an oversupply situation which began in the latter half of fiscal 1996 due to an increased supply from foreign and domestic competitors and weakening unit demand for SRAM products. The Company is unable to predict when or if such price and demand declines will stabilize. A continued decline in average selling prices or unit demand could have a continuing material adverse effect on the Company's operating results.

     The markets for the Company's products are characterized by rapid technological change and product obsolescence, conditions which could require the Company to make significant shifts in its product mix in a relatively short period of time. To diversify its product offerings, the Company began to manufacture volume quantities of 4 megabit DRAM products in June 1996 and has continued volume production through the third quarter of fiscal 1997. Revenues from the sale of DRAM products contributed approximately 55% of net revenues for the third quarter and 38% of net revenues for the first nine months of fiscal 1997. Average selling prices for 4 megabit DRAM products are subject to significant volatility and have experienced significant declines in the last nine months. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could have a material adverse effect on the Company's operating results.

     In addition, the Company has recently introduced and manufactured volume quantities of new MMUI accelerators and flash products. Revenues from the sale of MMUI accelerators contributed approximately 18% of net revenues for the third quarter and 14% of net revenues for the first nine months of fiscal 1997. The introduction and volume manufacture of new products involve several risks, including, among others, failure of the new products to obtain acceptance in the market, constraints or delays in timely deliveries of products from the Company's suppliers, lower than anticipated yields and lower than expected throughput from assembly and test suppliers. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.

Gross Profit (Loss)

     Gross profit was $3.4 million for the third quarter of fiscal 1997, or 13.4% of net revenue compared to gross profit of $10.4 million, or 22.5% of net revenue for the same period of fiscal 1996. The Company experienced a gross loss of $4.7 million for the first nine months of fiscal 1997, or (9.0)% of net revenue compared to gross profit of $81.8 million, or 45.3% of net revenue for the same period of fiscal 1996. The decrease in gross profit for the third quarter of fiscal 1997 compared to the same period of fiscal 1996 resulted primarily from decreases in the average selling prices for the Company's products and decreases in demand for certain of the Company's SRAM products. The loss and decrease in gross profit for the first nine months of fiscal 1997 compared to the same period of fiscal 1996 resulted primarily from product price declines and pre-tax inventory and purchase commitment related charges of approximately $16.0 million recorded in the first quarter of fiscal 1997 to reflect declines in the market value for certain of the Company's products. As a result of the significant deterioration in the average selling prices for its SRAM products, the Company's gross margin declined significantly and became a significant gross loss during the first quarter of fiscal 1997. The average selling prices for the Company's SRAM and DRAM products continued to decline during the third quarter of fiscal 1997. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could result in further adverse impacts on the Company's gross margins.

     The Company is subject to a number of factors which may have an adverse impact on gross margins, including increased competition and related decreases in average unit selling prices, the availability and cost of products from the Company's suppliers, changes in the mix of products sold and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry or using new processes is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that one or more of the factors set forth in this paragraph will not have a material adverse effect on the Company's gross margins in future periods.

Research and Development

     Research and development expenses were $3.7 million, or 14.6% of net revenue in the third quarter of fiscal 1997 compared to $3.5 million, or 7.6% of net revenue for the same period of fiscal 1996. Research and development expenses were $10.8 million, or 20.5% of net revenue in the first nine months of fiscal 1997 compared to $11.8 million, or 6.5% of net revenue in the same period of the prior year. The decrease in research and development expenses for the first nine months of fiscal 1997 was due to decreased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction, offset in part by increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.

Selling, General and Administrative

     Selling, general and administrative expenses were $2.1 million, or 8.5% of net revenue in the third quarter of fiscal 1997 compared to $5.0 million, or 10.7% of net revenue for the same period of fiscal 1996. Selling, general and administrative expenses were $7.3 million, or 14.0% of net revenue in the first nine months of fiscal 1997 compared to $14.6 million, or 8.1% of net revenue for the same period of fiscal 1996. The decrease in selling, general and administrative expenses was primarily the result of decreased sales commissions due to decreased revenue, utilization of reserves for legal fees in connection with certain legal proceedings which reserves were provided for during the first nine months of fiscal 1996 and bad debt reserves provided during the first nine months of fiscal 1996, offset in part by higher personnel-related costs. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.

Other Income, Net

     Net other income was $0.4 million for the third quarter of fiscal 1997 compared to $1.6 million for the same period of fiscal 1996. Net other income was $1.5 million for the first nine months of fiscal 1997 compared to $5.4 million for the same period of fiscal 1996. Net other income for the three and nine months ended December 31, 1996 primarily represents interest and dividend income from investments.

Provision (Benefit) for Income Taxes

     The Company's effective tax rate was 35% for the first, second and third quarters of fiscal 1997 and 39% for the first, second and third quarters of fiscal 1996. The effective tax rate for the first, second and third quarters of fiscal 1997 represents amounts which may be carried back to offset taxes paid in prior years, resulting in a tax refund to the Company. The effective tax rate for the first, second and third quarters of fiscal 1996 represents taxes accrued at applicable statutory rates, partially offset by the effect of research and development tax credits.

Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including anticipated and unanticipated decreases in average selling prices of or demand for the Company's products, changes in pricing policies by the Company, its competitors or its suppliers, fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the timing of new product announcements and introductions by the Company or its competitors, changes in the product mix of products sold, the cyclical nature of the semiconductor industry, the gain or loss of significant customers, increased research and development expenses associated with new product introductions, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders and general economic conditions. Operating results could be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has recently experienced, and expects it will continue to experience, significant deterioration in average selling prices and decreased demand for its SRAM products. In addition, the Company began to manufacture volume quantities of 4 megabit DRAM products in June 1996 and has continued volume production through the third quarter of fiscal 1997. Revenues from the sale of DRAM products contributed approximately 55% of net revenues for the third quarter and 38% of net revenues for the first nine months of fiscal 1997. Average selling prices for 4 megabit DRAM products are subject to significant volatility and have experienced significant declines in the last nine months. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices could also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit in an amount sufficient to offset the declines in average selling prices. There can be no assurance the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or sufficiently reduce its cost per unit to offset declines in average selling prices. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its cost per unit, the Company would be able to maintain or increase revenues or gross margins.

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

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time (although currenty the Company believes it has sufficient advanced process wafer fabrication capacity available to it). The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and subject to rapid technology and price changes. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during the last half of fiscal 1996 and the first quarter of fiscal 1997, during which periods the Company took significant pre-tax charges largely to reflect a decline in the value of inventory.

     The Company currently relies on outside foundries and joint venture manufacturing facilities to manufacture all of the Company's products. Reliance on foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers.

     Additionally, other factors may materially adversely affect the Company's operating results. The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations, including political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services. The Company is party to certain legal proceedings, and is subject to the risk of adverse developments in such proceedings. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company currently is involded in patent litigation, and also has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims. The Company is subject to the risks of shortages of goods or services and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. The Company faces intense competition, and many of its principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than does the Company, any of which factors may place such competitors and potential competitors in a stronger competitive position than the Company. The Company's corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company's operating results.

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

Liquidity and Capital Resources

     The Company's operating activities used cash of $36.9 million in the first nine months of fiscal 1997 and generated cash of $22.3 million in the first nine months of fiscal 1996. Cash used in operations in the first nine months of fiscal 1997 was the result of net loss generated during the period and payment of a significant portion of the Company's liabilities. Cash generated from operations in the first nine months of fiscal 1996 was primarily a result of net income generated during the period partially offset by a net increase in certain working capital components.

     Net cash used in investing activities was $18.2 million for the first nine months of fiscal 1997 and $72.4 million in the first nine months of fiscal 1996. Net cash used in investing activities in the first nine months of fiscal 1997 reflects an investment of $16.4 million in United Semiconductor Corporation ("USC"), equipment purchases of $2.0 million, partially offset by reimbursement of an overpayment with respect to the investment in United Silicon, Inc. ("USI") of $0.2 million. Net cash used in investing activities in the first nine months of fiscal 1996 reflects equipment purchases of $7.8 million, an investment in USC of $36.4 million, and investments in Chartered Semiconductor Manufacturing Pte Ltd ("Chartered") of $28.2 million.

     Net cash provided by financing activities was $1.3 million in the first nine months of fiscal 1997 and $106.8 million in the first nine months of fiscal 1996. Net cash provided by financing activities in the first nine months of fiscal 1997 reflects net proceeds from the sales of common stock in connection with the exercise of stock options. Net cash provided by financing activities in the first nine months of fiscal 1996 reflects net proceeds from the sales of common stock in connection with the Company's public offering completed in April 1995, repayment of a $10.0 million loan extended to United Microelectronics Corporation ("UMC") and the exercise of stock options.

     At December 31, 1996, the Company had $26.8 million in cash and cash equivalents, a decrease of $53.7 million from March 31, 1996 and working capital of $77.8 million, a decrease of $28.5 million from March 31, 1996. The Company believes that these sources of liquidity, together with anticipated equipment financings, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

      In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The facility commenced volume production utilizing advanced submicron semiconductor processes in the second quarter of fiscal 1997. Alliance's investment, which is payable in New Taiwan Dollars ("NTD"), will be up to approximately US$70 million cash for an equity ownership of up to approximately 19%. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995 and approximately NTD 450 million (approximately US$16.4 million) in July 1996, and has the option to pay, on or before April 30, 1997, an additional NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If the option is exercised, Alliance will have an equity ownership of approximately 19% and will receive 25% of the manufacturing capacity in this facility.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USI, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The facility is not expected to commence production utilizing advanced submicron semiconductor manufacturing processes prior to late 1997, although there can be no assurance that production will begin on schedule. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 10% for each US$60 million invested. The Alliance investment, which is payable in NTD, will be approximately US$60 million cash payable in three installments. The first installment of US$13.9 million was made in January 1996, the second installment of approximately US$30 million is due on or before the start of clean room construction and the final installment of approximately US$15 million is due on or before fab production ramp-up. In return for their investment, Alliance and the other parties will receive a significant portion of the manufacturing capacity in this facility.

     The Company believes that success in its industry requires substantial capital and liquidity. In addition to capital needs for its ongoing business operations, the Company also may desire, from time to time, as market and business conditions warrant, to invest in or acquire complementary businesses, products or technologies. As a result, the Company may seek additional equity or debt financings to fund its activities or to otherwise take advantage of financing opportunities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on terms acceptable to the Company, if at all.


Part II. Other Information

Item 1.  Legal Proceedings

     As previously reported on the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 29, 1996 and September 28, 1996, respectively, the Company and its President were served in February 1994 with a complaint filed in the Superior Court of the State of California in and for the County of Santa Clara by two individuals, James A. Kennedy and Robert S. Reid, alleging, among other things, that, as a result of services allegedly rendered to the Company, such individuals each were orally promised 750,000 shares (pre-split) of Common Stock of the Company (the equivalent of 1,687,500 shares as a result of the 3-for-2 stock splits effected in January 1995 and in July 1995, respectively). In October 1996, the parties (together with PRO Associates, Inc., a California corporation ("PRO")) executed a Settlement Agreement and Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company issued 75,862 shares of Common Stock of the Company to each of Messrs. Reid and Kennedy under the exemption provided by Section 3(a)(10) of the Securities Act, and plaintiffs dismissed the Complaint. The Settlement Agreement contains releases by plaintiffs and by PRO of defendants, and by defendants of plaintiffs and of PRO, of all claims, known or unknown, including but not limited to all claims related to any fact or allegation contained in the Complaint. The aggregate dollar value of the shares issued pursuant to the Settlement Agreement did not exceed the reserve that had been historically recorded for this matter.

     In December 1996, an action captioned Advanced Micro Devices, Inc. v. Alliance Semiconductor International Corporation, No. C-96 21037 (JW), United States District Court for the Northern District of California was filed, alleging that defendant has infringed two patents (the "AMD Patents") owned by plaintiff and seeking injunctive relief and damages. In January 1997, defendant filed an answer denying the allegations of the complaint and asserting a counterclaim for declaration that each of the AMD Patents is invalid and not infringed by defendant, and plaintiff filed a reply denying the allegations of the counterclaim. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

Item 2(c).  Changes in Securities

     The information set forth in the first paragraph of Item 1, Legal Proceedings, above, is incorporated herein by reference.

Item 5.  Other Information

     Effective January 1997, one of the Company's Section 16(b) reporting persons, Sid Agrawal, Vice President - Marketing, resigned.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    Number                                         Title                                   Filing Status
   --------                                       -------                                 ---------------

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

     3.03         Company's Certificate of Elimination of Series A Preferred Stock              (A)

     3.04         Company's Certificate of Amendment of Certificate of                          (B)
                  Incorporation

     4.01         Specimen of Common Stock Certificate of Company                               (A)

    10.34         1996 Employee Stock Purchase Plan                                             (C)

    10.35         Stock Purchase Agreement dated as of June 30, 1996 by and among               (D)
                  the Company, S3 Incorporated ("S3"), United Microelectronics
                  Corporation ("UMC") and United Semiconductor Corporation
                  ("USC").

    10.36*        Amendment to FabCo Foundry Capacity Agreement dated as of                     (D)
                  July 3, 1996 by and among the Company, S3, UMC and USC

    10.37         Side letter dated July 11, 1996 by and among the Company, S3,                 (D)
                  UMC and USC.
    10.38         Letter Agreement dated December 23, 1996 by and among the
                  Company, S3, UMC and USC

    11.01         Statement re: Computation of Net Income (Loss) Per Share and
                  Common Equivalent Shares

    27            Financial Data Schedule

(b) Reports on Form 8-K

     None.
-------------------------

* Confidential treatment has been requested with respect to certain portions of this document.
(A) The document referred to is hereby incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.
(B) The document referred to is hereby incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 14, 1995.
(C) The document referred to is hereby incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.
(D) The document referred to is hereby incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 12, 1996.

                                       17

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Alliance Semiconductor Corporation
                                                         (Company)



Date: February 11, 1997                               /s/ N. D. Reddy
                                                      ---------------
                                                      N. Damodar Reddy

                                                      President   and  Principal
                                                      Executive Officer




Date: February 11, 1997                               /s/ N. D. Reddy
                                                      ---------------
                                                      N. Damodar Reddy

                                                      Chief  Financial   Officer
                                                      (Principal  Financial  and
                                                      Accounting Officer)

                              [COMPANY LETTERHEAD]

N. DAMODAR REDDY


                                December 23, 1996

Mr. Robert H. C. Tsao
Chairman, United Microelectronics Corporation
No. 13, Innovation Rd. 1
Science-Based Industrial Park
Hsin-Chu City, Taiwan, R.O.C.

Mr. Gary Johnson
President, S3 Incorporated
2770 San Thomas Expressway
Santa Clara, California 95051
U.S.A.

Mr. Peter Chang
President, United Semiconductor Corporation
No. 3, Li-Hsin Rd.
Science-Based Industrial Park
Hsin-Chu City, Taiwan, R.O.C.

Dear Bob, Gary and Peter:

                  Thank you for agreeing to extend the time by which Alliance Semiconductor Corporation ("Alliance") may exercise the option to purchase from United Microelectronics Corporation ("UMC") up to 45 million shares of United Semiconductor Corporation ("USC"). I would like to confirm the agreement we reached.

                  UMC, S3 Incorporated ("S3") and USC agree to extend Alliance an option to purchase from UMC up to 45 million shares of USC as follows:

                  (i) The purchase price under these options will be at a per share price, with the price per share being equal to NTD 10 plus interest calculated at a cumulative rate of 8.5% per annum (with interest accruing from July 4, 1996 to the closing date of the purchase of the shares subject to the options). Alliance shall pay the purchase price in U.S. dollars, with the exchange rate calculated as of the day of payment.

                  (ii) Alliance may exercise these options with at least fifteen days advance written notice to UMC and S3 given on or before April 15, 1997, but all unexercised options will expire if not fully exercised (including full payment to UMC for the shares involved) on or before midnight April 30, 1997 (Taiwan, R.O.C. time).

                  (iii) Subject to the terms of this letter agreement (the "Agreement"), Alliance can exercise its option all at once, or in installments, and thus, with at least fifteen days' advance written notice to UMC and S3, can select its closing date(s) at times it finds convenient, so long as the last such date occurs on or before April 30, 1997.

                  UMC, S3 and USC also agree that through at least April 30, 1997, Alliance may retain its production capacity percentage of 25%.

                  UMC, S3 and USC further agree that (a) this Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument; and (b) the terms of Article 9 of the Foundry Venture Agreement dated as of July 8, 1995 by and among Alliance, UMC and S3 are incorporated by reference as if set forth fully herein, in each case with this Agreement deemed to be one of the Venture Agreements.

                  We are quite pleased with the history of cooperation in these matters shown by the parties, and request that each of you confirm the above agreement in the space provided below.

                                                              Very truly yours,


                                                            /s/ N. Damodar Reddy
                                                             -------------------
                                                               N. Damodar Reddy
                                                               President


Agreed on behalf of United Microelectronics               Agreed on behalf of S3
Corporation                                               Incorporated

/s/ R. Tsao                                                    /s/ Gary Johnson
-----------                                                   -----------------
Robert H. C. Tsao, Chairman                              Gary Johnson, President

Agreed on behalf of United Semiconductor
 Corporation

/s/ Peter Chang
----------------
Peter Chang, President