Form 10-K
period 1997-03-29
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1997-06-27
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

     For the fiscal year ended March 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to __________

                         Commission file number: 0-22594
                       ALLIANCE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                            77-0057842
(State or other jurisdiction of                           (I.R.S.  Employer
 incorporation or organization)                           Identification No.)

3099 North First Street, San Jose, California                  95134
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (408) 383-4900

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.01
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The  aggregate   market  value  of   Registrant's   Common  Stock  held  by
non-affiliates of Registrant as of June 20, 1997 was $193,471,512 based on the closing sale price of such stock on the Nasdaq National Market.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes X   No
   ---    ---

     As of June 20, 1997, there were 39,049,197 shares of Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended March 29, 1997, are incorporated by reference into Part III hereof.

     When used in this Report, the words "expects," anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the personal computer, networking, telecommunications and instrumentation markets, in particular as they may affect demand for or pricing of the Company's products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; and the availability and cost of products from the Company's suppliers; are subject to risks and uncertainties, including those set forth in Item 1 of Part I and in
Item 7 of Part II hereof entitled "Factors That May Affect Future Results" and elsewhere in this Report, that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.


                                     PART I

ITEM 1.         BUSINESS

Overview

     Alliance Semiconductor Corporation was incorporated in California on February 4, 1985 and reincorporated in Delaware on October 26, 1993. Unless the context indicates otherwise, the terms "Alliance" and the "Company" refer to Alliance Semiconductor Corporation, a Delaware corporation, and its subsidiaries. The Company designs, develops and markets high performance memory and memory intensive products to the personal computer, networking, telecommunications and instrumentation industries. Market trends such as the proliferation of high-end personal computers and workstations and an increased emphasis on high-throughput applications, including networking, graphics, multimedia and telecommunications products, have created opportunities for high performance memory products. The Company addresses this opportunity with its families of static random access memories (SRAMs) and dynamic random access memories (DRAMs), with both types of memory products characterized by high storage capacity (density), fast access times and low power consumption. To complement its high speed DRAMs, the Company also offers multimedia user interface (MMUI) accelerator products that combine 2D and 3D graphics and motion video acceleration capabilities. The Company has also recently developed and expects limited production of a 4-megabit ("Mbit") flash memory product by September 1997, and is in the process of developing a line of 5 volt-only and 3 volt-only flash memory products ranging from 1-Mbit to 8-Mbit in both 8-bit and 16-bit architectures.

     The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of selling prices. During much of fiscal 1997, the market for certain SRAM devices continued to experience excess supply relative to demand which resulted in a downward trend in average selling prices. The prices for DRAM products experienced significant volatility throughout fiscal 1997.

Although the Company is unable to predict future trends in average selling prices, historically the semiconductor industry has experienced significant annual declines in average selling prices.

     The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could have an adverse material effect on the Company's operating results.

     Throughout this Report, the Company often has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year ends on the Saturday nearest the end of March. The fiscal years ended March 31, 1997, March 31, 1996 and March 31, 1995 each contained 52 weeks.

Industry Background

     SRAMs and DRAMs are the most commonly-used memory circuits for the storage and retrieval of data during a computer system's operation. SRAMs are roughly four times as complex as DRAMs (four transistors per bit of memory compared to one transistor) but also are generally four times as fast. SRAMs are also substantially more expensive than DRAMs per unit of storage. Computer architectures have evolved to make efficient use of both SRAMs and DRAMs, taking into account their cost and performance characteristics. DRAMs are used in a computer's main memory to temporarily store the large amounts of data retrieved from low cost external mass memory, such as hard disk drives. SRAMs are principally used as caches and buffers between the computer's microprocessor and its DRAM-based main memory.

     Traditionally, the markets for SRAMs and DRAMs have been dominated by large manufacturing companies, such as Toshiba, NEC, Hitachi, Texas Instruments and Samsung. The majority of the memory products from these manufacturers has consisted of commodity products, which have relatively predictable, multi-year product life cycles and thus require more focus on process technology and production cost and less on design. Recently, however, certain technology trends have dramatically increased the performance requirements for SRAMs and DRAMs, creating new design challenges and market opportunities for emerging semiconductor companies.

     The proliferation of more powerful personal computers and workstations in recent years and the increasing emphasis on high-throughput networking, graphics, multimedia and telecommunications products have created mass market opportunities for high speed SRAMs and high speed DRAMs. Microprocessors have been doubling in throughput performance approximately every 18 to 24 months. As microprocessors run at higher clock speeds and levels of performance, they require data to be fed more rapidly from the main memory in order to function optimally. The speed of DRAM-based main memories has not kept pace with microprocessor clock speeds, thus causing a substantial speed mismatch between the data rate required by microprocessors and that which main memory subsystems can support. The disparity between microprocessor clock rates and main memory subsystem performance has been exacerbated by the introduction of higher throughput microprocessors, such as the Intel Pentium and Pentium Pro microprocessors. Fast SRAMs, those with access speeds of 20 nanoseconds ("ns") or less, are utilized to "cache" the most frequently used portions of main memory contents, increasing the speed with which data can be fed to microprocessors.

     The fast SRAM market has experienced rapid growth due to the advent of more powerful microprocessors. Fast SRAMs, which were used as cache memory in approximately 25% of the systems based on the Intel 386 microprocessor and in more than 80% of the systems based on the Intel 486 microprocessor, are now used in virtually all of the systems based on the Intel Pentium and Pentium Pro families of microprocessor architectures. Recent trends in the PC industry toward lower voltage microprocessors, such as the Intel P54C (3.3 volt Pentium), created a substantial need for 3.3 volt products. The Company believes that opportunities may develop for synchronous burst SRAMs that provide even higher cache memory access speeds to keep pace with increasing microprocessor performance. In addition, peripheral networking and telecommunications products require fast SRAMs to cache data to match the speed of the system controller with the speeds of its peripherals.

     The emergence of graphical user interface ("GUI") environments (such as Microsoft(R) Windows(TM)) and multimedia applications for personal computers has placed an additional burden on microprocessors to manipulate windows, icons, video and other complex graphical objects. This burden on microprocessors and the resulting decrease in the speed with which software applications are executed have created a need for a companion processor (a "GUI accelerator") that off-loads from the main processor the management of GUI tasks. GUI acceleration has become a fundamental requirement for high performance personal computers. The emergence of multimedia applications has driven the need for higher performance multimedia user interface accelerators that can provide acceleration of 2D/3D graphics and video. Both GUI and MMUI (multi-media user interface) accelerations require fast DRAMs (with access speeds of 50ns or less for a 4-Mbit DRAM); higher performance, more expensive VRAMs (video random access memories) or SGRAMS (synchronous graphic random access memories) to store screen content that is used frequently to refresh the display.

Technology

     The Company has focused on using innovative design techniques to develop high performance SRAMs and DRAMs that can be manufactured using a simple CMOS manufacturing process. The Company combines both SRAM and DRAM design approaches in creating its products, and believes that merging these techniques enables it to design SRAMs that feature some of the density attributes of DRAMs and to design DRAMs that feature some of the speed attributes of SRAMs. Since its inception in 1985, the Company has accumulated substantial experience in designing SRAM and DRAM products.

     The Company believes that the die sizes (the physical sizes of its complete, unpackaged, memory circuits) of many of its products are smaller than those of competing products, providing the Company with a key competitive advantage. Because yields increase significantly as die size decreases, the Company believes that its small die sizes have been a major contributor to its generally high manufacturing yields. Small die sizes also generally result in additional benefits, such as lower die cost, increased speed, greater reliability and lower power consumption.

     In addition to having small die sizes, many of the Company's products are designed to be manufactured using a CMOS process with fewer steps than required for competitive memory products. The Company's competitors typically require a greater number of mask steps and/or more complex manufacturing processes to achieve similar performance of such products. Because yields typically decline as manufacturing complexity and the number of process steps increase, the simpler manufacturing process utilized by the Company has contributed to its generally high manufacturing yields. The

Company also believes that a simpler manufacturing process leads to faster time to market and shorter manufacturing cycle times.

     The Company's development strategy is to leverage its proprietary design modules, which have been created using its design philosophies. These modules, which are scaleable in size, can be used by the Company as building blocks for new products, resulting in shorter design cycles. The Company believes that this design strategy also enables it to maximize the performance, yield and cost advantages of its basic designs and sustain them over time in successive generations of higher performance and higher density products. The Company believes that its SRAM and DRAM design approach may also be used for non-volatile memories such as flash.

Products

High Speed CMOS SRAMs

     Sales of the Company's SRAM products accounted for substantially all of the Company's net revenues from April 1, 1992 through the early part of fiscal 1997. During fiscal 1997, SRAM products, including cache memory modules, contributed approximately 41% to the Company's net revenues. The Company currently offers SRAM products in several different packages and speed grades ranging from 64-Kbit densities with 8ns access times to 4-Mbit densities with 15ns access times. The Company expects limited production of 16-Mbit densities to begin in 1998. Currently, substantially all of the Company's volume SRAM products are manufactured using 0.4 micron technology, with a transition to 0.35 micron technology underway.

SRAM Cache Memory Modules

     The Company currently sells SRAM cache memory modules to customers in the personal computer, networking and telecommunications industries. Cache memory modules are complete cache memory subsystems consisting of SRAMs and logic components that allow users to install or increase the cache memory of systems by plugging a module directly into a single socket on the system board. The majority of the demand for cache memory modules is driven by large computer companies worldwide.

High Speed CMOS DRAMs

     During early fiscal 1997, the Company commenced volume production, in a 0.5 micron geometry, of 4-Mbit DRAMs in a 1-Mbitx4 configuration with access time as fast as 60ns. Subsequently, the Company introduced to production its 4-Mbit DRAMs in a 256Kbitx16 configuration which is targeted at the graphics and multimedia accelerator market and 16-Mbit DRAMs in a 1-Mbitx16 configuration, which is targeted at main memory applications.. Sales of the Company's family of DRAM products experienced significant growth during the fiscal year, contributing approximately 47% of the fiscal year's net revenues.

MMUI Accelerators

     During fiscal 1997, the Company introduced the Promotion(R)-AT3D 128-bit MMUI accelerator to its family of graphics and video accelerators. This product features high performance 2D graphics acceleration with enhanced motion video scaling quality and Alliance's unique hardware gamma correction and chroma correction. It also adds a Direct 3D(R)-optimized, 3D rendering engine to accelerate 3D rendered animation. Sales of MMUI accelerator products accounted for approximately 11% of the Company's net revenues during fiscal 1997.

High Speed CMOS Flash Memories

     During fiscal 1997, the Company produced commercial quantities of a 2-Mbit flash product and expects limited production of a 4-Mbit flash product by September 1997. The Company's flash products use a single power supply and require only 5.0 volts for read and programming functions. The Company is also in the process of developing an 8-Mbit product it expects to introduce by September 1997. To date, the Company has not derived significant revenue from flash products.

Product Development

     Timely development and introduction of new products are essential to maintaining the Company's competitive position. The Company currently develops all of its products in-house and had on staff 74 development personnel as of March 29, 1997. The Company uses a workstation-based computer-aided-design environment to design and prototype new products. The Company's design process uses network computing, high-level design methodologies, simulators, circuit synthesizers and other related tools. During fiscal 1997, fiscal 1996 and fiscal 1995, the Company spent approximately $15.0 million, $14.7 million and $8.4 million, respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional SRAM, DRAM, graphics and flash memory products.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards and product obsolescence. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company's ability to secure sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company's independent foundries and the Company's ability to offer products at competitive prices. There can be no assurance that the Company will be able to identify new product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company can secure adequate foundry capacity for the production of such products, or obtain acceptable manufacturing yields necessary to enable the Company to offer products at competitive prices. Such inabilities could materially and adversely affect the Company's operating results.

     The Company has recently introduced and continues to develop products with which the Company has only limited experience, such as high performance DRAMs, MMUI accelerators and flash memory products. Certain of these new products will be targeted at market segments in which the Company has not previously participated. There can be no assurance that such products will be completed and introduced in a timely and cost-effective manner or that such products, if introduced, will gain market acceptance. Should the Company experience delays, difficulty in procuring adequate foundry capacity for the manufacture of such products or other difficulties in achieving volume production of these products, the Company's operating results could be materially and adversely affected. The markets for SRAMs, DRAMs, MMUI accelerators and flash memory products are volatile and subject to rapid technological and price change. Any inventory of products for those markets may be subject to obsolescence, which could materially and adversely affect the Company's operating results. During fiscal 1997, the Company incurred pre-tax charges of approximately $17 million related to reserves for inventory, primarily as a result of declines in average selling prices of certain SRAM products.

Customers

     The Company's primary customers are major domestic and international suppliers and manufacturers of personal computers and personal computer system boards including Acer, Apricot (acquired by Mitsubishi), Dell, Diamond Multimedia, Hewlett Packard, IBM, Jabil, NEC, SCI

Manufacturing and Solectron. The market for SRAMs used in personal computers is characterized by price volatility and has experienced significant fluctuations and downturns in product demand. Moreover, Intel recently introduced the Pentium II card containing a microprocessor and cache memory (SRAM) on the card. The Company has not to date been selected as a supplier of SRAM memory to Intel for the Pentium II card. There can be no assurance that the Company will be selected by Intel to supply SRAM memory for the Pentium II card in the future. If Intel continues to assemble cache memory onto the Pentium II Card or its successors prior to sale to customers, then failure by the Company to be chosen to supply SRAM to Intel for the Pentium II card or its successors would likely materially adversely affect the Company's sales of SRAMs to the personal computer market.

     While the Company's strategy is to increase its penetration into the networking, telecommunications and instrumentation markets with its existing
SRAM products and to develop new products complementary to its existing products, such as DRAMs, MMUI accelerators and flash memory products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's operating results.

     Because a large percentage of the worldwide supply of personal computers and personal computer system boards is manufactured by suppliers located in Asia, a substantial percentage of the Company's net revenues are derived from Asian companies. During the fiscal years ended March 31, 1997 and 1996, sales to customers in Asia accounted for approximately 28% and 25% of the Company's net revenues, respectively.

     The Company is also selling SRAMs to networking, telecommunications and instrumentation customers including 3Com, Motorola and Megahertz (a division of U.S. Robotics). The Company believes that if its sales penetration into these markets increases, its customer base will diversify not only by product application but also geographically. There can be no assurance that such sales penetration into these markets will in fact increase.

     Sales to the Company's customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For the fiscal year ended March 31, 1997, no customer accounted for 10% or more of the Company's net revenues. For the fiscal year ended March 31, 1996, one customer accounted for 18% of the Company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

Sales and Marketing

     The Company markets and distributes its products in North America through a direct sales organization supported by manufacturers' representatives and distributors. The Company uses manufacturers' representatives and/or distributors to make sales in Asia and the rest of the world. One of the Company's manufacturers' representatives in Taiwan, Asian Specific Technologies Ltd. ("ASTL"), was a subsidiary of the Company for a portion of fiscal year 1997.

     The Company uses manufacturers' representatives and distributors who are not subject to minimum purchase requirements and who can discontinue marketing the Company's products at any time. Many of the Company's distributors are permitted to return to the Company a portion of the products purchased by them. The loss of one or more manufacturers' representatives or distributors could have a material adverse effect on the Company's operating results. The Company believes that its relations with its manufacturers' representatives and distributors are good.

     The Company believes that customer service and technical support are important competitive factors in selling to major customers. The Company provides technical support to its customers worldwide. Distributors and manufacturers' representatives supplement the Company's efforts by providing additional customer service at a local level. The Company also works closely with its customers in qualification of its products and providing the needed quality and reliability data. The Company believes that close contact with its customers not only improves the customers' level of satisfaction but also provides important insights into future market directions.

     International revenues accounted for 36%, 43% and 55% of net revenues in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The majority of the Company's international revenues in fiscal years 1995 through 1997 were derived from Asian manufacturers of personal computers and personal computer system boards, because a large percentage of the worldwide supply of these products has been and continues to be manufactured by suppliers located in Asia. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company's products are manufactured, assembled and tested by independent third parties primarily located in Asia, and the Company has in the past and intends in the future to make investments in certain foundries in Asia in order to secure production capacity. Due to its international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delay resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Further, the Company's investments in foundries are denominated in local currencies. Although the Company to date has not experienced any material adverse effect on its operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. See Note 1 of Notes to Consolidated Financial Statements. As set forth in Item 3 - Legal Proceedings below, anti-dumping proceedings have been commenced which could result in the imposition of an antidumping duty on the Company's imports of SRAMs manufactured in Taiwan. Imposition of such a duty could materially adversely affect the Company's ability to sell such products in the United States.

Manufacturing

     The Company subcontracts its manufacturing to independent foundries, which allows the Company to avoid the significant capital investment required for wafer fabrication facilities. The Company, however, has entered into agreements providing for the investment of significant sums for the formation of companies to build and operate manufacturing facilities or to obtain guaranteed capacity, as described below. As a result, the Company focuses its resources on product design and development, quality assurance, marketing and sales, and customer support. The Company designs its products using proprietary circuit modules and standard fabrication processes in order to operate within the process parameters of its contract manufacturers.

     The Company's major foundries are United Microelectronics Corporation ("UMC") in Taiwan, United Semiconductor Corporation ("USC") in Taiwan, Chartered Semiconductor Manufacturing Ltd. ("Chartered") in Singapore and Rohm Co., Ltd ("Rohm") in Japan. The Company has entered into foundry production agreements with all of its major foundries. Although the Company believes it currently has adequate capacity to address market requirements there can be no assurance that in the future the Company's current foundries, together with any additional sources, would be willing or able to satisfy all of the Company's requirements on a timely basis in the future. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification of or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including but not limited to equity investments in independent wafer manufacturers in exchange for guaranteed production; the formation with others of new companies to own and operate foundries; the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company's designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

     In February 1995, the Company agreed to purchase shares of Chartered for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its new 8-inch wafer fabrication facility. In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from its new 8-inch wafer fabrication facility. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company believes its investment in Chartered approximates fair market value. The Company does not own a material percentage of the equity of Chartered. Chartered has also received investments of approximately US$10 million to US$20 million from a number of United States companies, including Actel Corporation, Brooktree Corporation, LSI

Logic  Corporation  and  Rockwell  International  Corporation,   in  return  for
guaranteed minimum numbers of wafers from its 8-inch wafer fabrication facility.

     In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is now in full production utilizing advanced submicron semiconductor manufacturing processes. Alliance's contribution is in the form of an equity investment, representing an equity ownership of up to approximately 19%. Alliance's investment will be up to approximately US$70 million and will be paid in cash in up to three installments. The first installment of approximately 50% was made in September 1995, the second installment of approximately 25% was made in July 1996 and the Company has the option to pay a third installment of approximately 25% payable in July 1997, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If this option is exercised, the Company will have an equity ownership of approximately 19% and will have the right to purchase up to approximately 25% of the manufacturing capacity in this facility. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies. To the extent USC experiences operating income or losses, the Company will recognize its proportionate share of such income or losses. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's consolidated results of operations.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc., for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is expected to commence production in early 1998. It is presently contemplated that the manufacturing facility will, over time, require $1 billion to complete its construction and finance operations, although there can be no assurances that production will commence on schedule. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Alliance investment will be approximately US$30 million and will be paid in cash in up to three installments. Alliance had originally committed to an investment of approximately US$60 million or 10% ownership interest but recently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the Company has the option to pay a second installment of approximately 25% of the revised investment payable in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997, and the final installment of approximately 25% of the revised investment is called for on or before fab production ramp-up. UMC, its affiliates and members of the Taiwanese financial community are expected to provide, over time, the remainder of the capitalization of the new entity, in the form of debt and equity. A portion of UMC's equity contribution is expected to be paid through the grant by UMC to the new entity of royalty-free licenses to UMC's CMOS 0.35 micron and below process technologies under development to be used in the manufacturing facility. If the Company exercises its option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility.

     There can be no assurance that the Company's current foundries, together with any additional sources, will be able or willing to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in qualification and production ramp-up in the past, and the production ramp-up at any additional foundries could take longer than anticipated. In the event that the Company's foundries are unable or unwilling to satisfy the Company's requirements in a timely manner, the Company's operating results could be materially adversely affected. In addition, UMC, USC and USI all are located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in fiscal 1998. Disruption of operations at the Company's foundries for any reason, including work stoppages, fire, earthquakes or other natural disasters, would cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

     The Company is using multiple sources for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely affect the Company's results of operations.

     The Company also purchases products: from UMC under a foundry production agreement that expires December 1997, which agreement may be terminated by either party upon six months' notice; from Chartered under a foundry production agreement that expires August 1999, which agreement may be terminated by either party upon six months' notice; and from Rohm under a foundry production agreement that expires August 1998. The Company believes that its relationship with each of these foundries is good. However, UMC and Rohm manufacture products in the same facilities used to manufacture the Company's products, which products UMC and Rohm, respectively, sell in competition with the Company's products. Moreover, the Company is party to an agreement with UMC pursuant to which the Company has rights to purchase certain capacity from UMC and its affiliates and to receive certain payments from UMC, related to certain DRAM products.

     Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results. There can be no assurance that problems affecting manufacturing yields of the Company's products will not occur in the future.

     The Company uses domestic and offshore subcontractors for die assembly and testing. In the assembly process, the silicon wafers are separated into individual dies that are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program before shipment to customers. While the timeliness, yield and quality of product deliveries from the Company's suppliers of assembly and test services have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company's revenue, and other adverse effects on the Company's operating results. Most of the Company's wafer foundries, assembly and testing facilities comply with the requirements of ISO 9000 or U.S. Military Specification MIL-M-3851.

     The Company also is subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. Shortages of raw materials or disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of supply, assembly or testing could lead to constraints or delays in timely delivery of the Company's products. Such constraints or delays may result in the loss of customers, limitations or reductions in the Company's revenue or other adverse effects on the Company's operating results. The Company's reliance on outside foundries and independent assembly and testing houses involves several other risks, including reduced control over delivery schedules, quality assurance and costs. Interruptions in supply at the Company's foundries or assembly or testing houses may cause delays in delivery of the Company's products. The occurrence of any supply or other problem resulting from the risks described above could have a material adverse effect on the Company's operating results.

Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company's customers may be purchasing products from both the Company and the Company's competitors. The Company's principal competitors include Cirrus Logic, Cypress Semiconductor, Integrated Device Technology, Micron Technology, Motorola, Samsung, S3, Toshiba and other Japanese and Taiwanese manufacturers. Certain of the Company's competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. Due to the recent downturn in the SRAM and DRAM markets, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, as the Company enters new markets, the Company may face additional competition. The Company has recently entered into the DRAM and flash memory markets. These markets are dominated by very large companies and subject to intense price competition. The Company's future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity and sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Licenses, Patents and Maskwork Protection

     The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. The Company holds twenty-seven United States patents covering certain aspects of its product designs that expire between 2009 and 2015 and has thirty-three pending United States patent applications, six of which have been allowed and are expected to be issued as patents. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents will provide meaningful protection from competition or will not be invalidated or challenged in the future. Copyrights, maskwork protection, trade secrets and confidential technological know-how are also key elements in the conduct of the Company's business.

     As previously reported, in December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint alleging that ASIC has infringed two patents (the "AMD Patents") owned by Advanced Micro Devices, Inc. ("AMD"), and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. See Item 3 - Legal Proceedings, below. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will receive in the future, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties. The ultimate conclusion with respect to any alleged infringement must be determined by a court or other administrative agency in the event of litigation, and there can be no assurance that a court or other administrative agency would determine that the Company's products do not infringe the patents in question. Patent litigation is inherently uncertain and the Company cannot predict the result of any such litigation or the level of damages that could be imposed if it were determined that certain of the Company's products or processes infringe any of the patents in question.

     There can be no assurance that other third parties will not assert claims against the Company with respect to existing or future products or that, in the case of the existing or potential allegations described above or any new dispute, licenses to disputed third-party technology will be available on reasonable commercial terms, if at all. In the event of litigation to determine the validity of any third-party claims (or claims of indemnification resulting from such third-party claims), including the claims and potential claims referred to in the preceding paragraph, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be materially adversely affected. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Backlog

     Sales of the Company's products are made pursuant to standard purchase orders. Purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements and to price renegotiations. In addition, orders typically may be canceled at the discretion of the buyer without penalty. The Company's business, in line with that of much of the semiconductor industry, is characterized by short lead time orders and quick delivery schedules. Also, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Finally, capacity constraints or unexpected manufacturing delays may prevent the Company from meeting the demand for certain of its products, therefore backlog is not necessarily indicative of future sales.

Employees

     As of March 29, 1997, the Company had 144 full-time employees, consisting of 74 in research and development, 32 in marketing and sales and 38 in finance, administration and operations. Of the 74 research and development employees, 24 have advanced degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

     The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. During fiscal 1997, the Company initiated the conversion of its business information systems to Oracle(R) and its manufacturing tracking systems to FASTech(R) which will be further integrated with the Oracle(R) application in a three-way implementation partnership. The full conversion is scheduled to be completed in early 1998, however, there can be no assurance that the conversion will not suffer delays or not experience other problems which may have a materially adverse impact on the business operations of the Company. Additionally there can be no assurance that the Company will be able effectively to manage future growth, and the failure to do so could have a material adverse effect on the Company's operating results.

     The Company will depend to a large extent on the continued contributions of its founders, N. Damodar Reddy, Chairman of the Board, Chief Executive Officer and President of the Company, and his brother C.N. Reddy, Senior Vice President-Engineering and Operations of the Company (collectively referred to as the "Reddys"), as well as other officers and key design personnel, many of whom would be difficult to replace. During fiscal 1997, a number of officers and design personnel left Alliance to pursue various other opportunities. The future success of the Company will depend on its ability to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business. The Company is not insured against the loss of any of its key employees, nor can the Company assure the successful recruitment of new and replacement personnel.

ITEM 2.         FACILITIES

     The Company's executive offices and its principal marketing, sales and product development operations are located in a 41,400 square foot leased facility in San Jose, California under a lease which expires in 1999. The Company also leases office space in Hsin Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company's products in Taiwan. Additionally, the Company leases sales offices in Wellesley, Massachusetts; Plano, Texas; Tapei, Taiwan; and Derby, England.

ITEM 3.         LEGAL PROCEEDINGS

     As previously reported, in March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses against the asserted claims. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     As previously reported, in December 1996, ASIC was served with a complaint alleging that ASIC has infringed AMD Patents owned by AMD, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD Patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

     In February 1997, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States International Trade Commission ("ITC") (Investigation Nos. 731-TA-761-762) and United States Department of Commerce ("DOC") (Investigations No. A-583-827), alleging that static random access memories ("SRAMs") produced in Korea and Taiwan are being sold in the United States at less than fair value, and that the United States industry producing SRAMs is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in Korea and Taiwan. The Petition requests the United States government to impose antidumping margins on imports into the United States of SRAMs manufactured in Korea and Taiwan. A material portion of the SRAMs designed and sold by the Company are manufactured in Taiwan. The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in March 1997. In April 1997, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. In April 1997, the Company received a questionnaire from the DOC. In accordance with the deadlines established by the DOC, responses to the questionnaire were filed in May 1997 and June 1997, respectively. The Company anticipates that in the third calendar quarter of 1997, the DOC will make a preliminary determination as to the estimated antidumping duty, if any, that should be imposed upon imports of the Company's SRAM products fabricated in Taiwan, and that a final determination as to such duty, if any, would be made by DOC in the fourth quarter of calendar 1997 or the first quarter of calendar 1998. The Company anticipates that the ITC, in the fourth quarter of calendar 1997 or the first quarter of calendar 1998, will make a final determination as to whether the United States industry producing SRAMs is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in Korea and Taiwan. The Company vigorously is seeking, and intends to continue vigorously to seek, to ensure that dumping duties are not imposed on imports of its SRAM products manufactured in Taiwan. There can be no assurance, however, that the government will not impose duties on the Company's imports of SRAM products into the United States, which duties could materially adversely affect the Company's ability to sell such products in the United States.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers of the Company is set forth below:

Name                           Age            Position
----                           ---            --------
N. Damodar Reddy...........    58    President and Chief Executive Officer

C.N. Reddy.................    41    Senior Vice President-Engineering and
                                     Operations

Charles Alvarez............    47    Vice President-Finance and Administration
                                     and Chief Financial Officer

Gregory Barton.............    35    Vice President-Corporate and Legal Affairs,
                                     General Counsel

Laurence Jordan............    53    Vice President-Operations

Phil Richards..............    49    Vice President-Sales

     N. Damodar Reddy is the co-founder of the Company and has served as the Company's Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. From September 1983 to February 1985, he served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. He holds a M.S. degree in Electrical Engineering from North Dakota State University and a M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

     C.N. Reddy is the co-founder of the Company and has served as the Company's Vice President-Engineering and Secretary and director since its inception in February 1985. In May 1993, he was appointed Senior Vice-President-Engineering and Operations of the Company. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that, he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. C.N. Reddy is named inventor of over 15 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy.

     Charles Alvarez joined the Company in 1997 as Vice President-Finance and Administration, and Chief Financial Officer. Prior to joining Alliance, Mr. Alvarez served more than seven years at LSI Logic Corp., most recently as Director, Finance and Operations of the LSI Product Group. In this role, he was responsible for the controllership of all five semiconductor product divisions, execution of pricing strategies, and management of the finance operations of these divisions. Prior to that, he served as Director, Finance and Operations of the LSI Logic Microprocessor Group. Mr. Alvarez has also held various positions at General Electric, where he served for more than twelve years. He holds a B.A. and a M.A. degree in Business and Economics from San Francisco State University.

     Gregory Barton joined the Company in 1995 as General Counsel and was appointed Vice President-Corporate and Legal Affairs in 1996. From 1986 to 1993, he was an associate in the New York office of the law firm Gibson, Dunn & Crutcher. Mr. Barton received a J.D. degree magna cum laude from Harvard Law School, and a B.A. degree summa cum laude from Claremont McKenna College.

     Laurence Jordan joined the Company in June 1997 as Vice President - Operations. From 1994 to 1996, he served as Director of Operations at Tseng Labs, Inc., a graphics accelerator company, and from 1992 to 1993, he served as Engineering Manager at Allegro Microsystems. Prior to that, Mr. Jordan has held various positions at Zilog, California Devices, Mitel Semiconducteur, and Texas Instruments. He holds a B.S. in Physics and B.A. in Mathematics from the University of Texas.

     Phil Richards joined the Company in June 1995 as Vice President-Sales. From April 1989 through May 1995, Mr. Richards was President of Competitive Technology, Inc., a manufacturers representative. From May 1988 through April 1989, he served as President of Motion Phone Technology, Inc., a company formed to distribute a video telephone then under development. From July 1983 through May 1988, he was President of Phase II Technology, Inc., a manufacturers representative. Prior to 1983, he served in various sales and sales management positions with Bager Electronics, Intel Corporation, American Microsystems and Siliconix. He holds a B.S. degree in Electrical Engineering from San Jose State University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol ALSC. The Company completed its initial public offering on December 1, 1993. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as adjusted to reflect the three-for-two stock split effected in January 1995 and the three-for-two stock split effected in July 1995. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                   High                Low
1995                                               ----                ---
----
1st Quarter ............................      $   34.00           $   12.89
2nd Quarter ............................          35.33               25.00
3rd Quarter ............................          48.25               32.33
4th Quarter ............................          39.00               10.50

1996
----
1st Quarter .............................      $   13.00           $   8.00
2nd Quarter .............................          12.00               7.75
3rd Quarter .............................           9.00               5.13
4th Quarter .............................          10.00               6.00

1997
----
1st Quarter ..............................      $   9.50           $   6.31

     As of June 20, 1997, there were approximately 219 holders of record of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, for development of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its capital stock in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes selected consolidated financial information for each of the five fiscal years ended March 31, 1997 and should be read in conjunction with the consolidated financial statements and notes relating thereto. See Note 1 of Notes to Consolidated Financial Statements.


                                                                                      Year Ended March 31,
                                                           -------------------------------------------------------------------------
                                                             1997             1996           1995             1994            1993
                                                           --------         --------        --------        --------        --------
                                                                              (in thousands, except per share data)
Consolidated Statement of Operations
Data:

Net revenues ......................................        $ 82,572         $201,098        $119,327        $ 54,574        $ 22,238
Cost of revenues ..................................          84,630          158,159          65,035          33,414          16,694
                                                           --------         --------        --------        --------        --------
   Gross profit (loss) ............................          (2,058)          42,939          54,292          21,160           5,544
Operating expenses:
   Research and development .......................          15,012           14,664           8,374           3,661           1,670
   Selling, general and administrative ............          10,344           17,202           9,600           3,953           2,152
                                                           --------         --------        --------        --------        --------
Income (loss) from operations .....................         (27,414)          11,073          36,318          13,546           1,722
Other income, net .................................           1,753            6,498           2,035             343           1,331
                                                           --------         --------        --------        --------        --------
Income (loss) before income taxes .................         (25,661)          17,571          38,353          13,889           3,053
Provision for income taxes ........................          (8,990)           6,852          14,462           5,213           1,076
                                                           --------         --------        --------        --------        --------
Net income (loss) .................................        $(16,671)        $ 10,719        $ 23,891        $  8,676        $  1,977
                                                           ========         ========        ========        ========        ========
Net income (loss) per share .......................        $  (0.43)        $   0.26        $   0.69        $   0.32        $   0.08
                                                           ========         ========        ========        ========        ========
Weighted average number of common shares and
    equivalents....................................          38,653           40,633          34,559          26,906          24,459
                                                           ========         ========        ========        ========        ========


                                                                                            March 31,
                                                           -------------------------------------------------------------------------
                                                             1997             1996            1995            1994            1993
                                                           --------         --------        --------        --------        --------
                                                                                        (in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit) .........................        $ 78,000         $106,171         $ 86,845       $ 26,550       $ (2,193)
Total assets ......................................         232,569          263,238          126,866         40,192          8,538
Stockholders' equity (deficit) ....................         204,677          219,381          107,803         28,998         (1,572)



                                                                                  Fiscal Year
                                          ------------------------------------------------------------------------------------------
                                                               1997                                          1996
                                          ------------------------------------------------------------------------------------------
                                            4th         3rd         2nd         1st         4th         3rd        2nd        1st
                                          --------    --------    --------    --------    --------    --------   --------   --------
Operating Summary:                                           (in thousands, except per share data)

Net revenues ..........................   $ 30,105    $ 25,224    $ 13,135    $ 14,108    $ 20,684    $ 46,372   $ 77,007   $ 57,035
Cost of revenues ......................     27,437      21,833      11,029      24,331      59,498      35,944     35,894     26,823
                                          --------    --------    --------    --------    --------    --------   --------   --------

   Gross profit (loss) ................      2,668       3,391       2,106     (10,223)    (38,814)     10,428     41,113     30,212
Operating expenses:
   Research and development ...........      4,261       3,673       3,639       3,439       2,891       3,513      4,553      3,707
   Selling, general and
       administrative .................      3,003       2,146       2,703       2,492       2,650       4,973      5,605      3,974
                                          --------    --------    --------    --------    --------    --------   --------   --------

Income (loss) from operations .........     (4,596)     (2,428)     (4,236)    (16,154)    (44,355)      1,942     30,955     22,531
Other income, net .....................        209         369         459         716       1,070       1,600      1,905      1,923
                                          --------    --------    --------    --------    --------    --------   --------   --------
Income (loss) before income
   taxes ..............................     (4,387)     (2,059)     (3,777)    (15,438)    (43,285)      3,542     32,860     24,454
Provision (benefit) for income
   taxes ..............................     (1,544)       (721)     (1,322)     (5,403)    (16,881)      1,381     12,815      9,537
                                          --------    --------    --------    --------    --------    --------   --------   --------

Net income (loss) .....................   $ (2,843)   $ (1,338)   $ (2,455)   $(10,035)   $(26,404)   $  2,161   $ 20,045   $ 14,917
                                          ========    ========    ========    ========    ========    ========   ========   ========
Net income (loss) per share ...........   $  (0.07)   $  (0.03)   $  (0.06)   $  (0.26)   $  (0.69)   $   0.05   $   0.48   $   0.36
                                          ========    ========    ========    ========    ========    ========   ========   ========
Weighted average number of
common shares and equivalents..........     38,896      38,513      38,483      38,416      38,274      41,246     41,526     41,485
                                          ========    ========    ========    ========    ========    ========   ========   ========

     During the third and fourth quarters of fiscal 1996 and through most of fiscal 1997, the Company experienced significant deterioration in the average selling prices for its SRAM products. Primarily as a result of this deterioration and certain manufacturing issues in fiscal 1996, the Company recorded pre-tax charges in the third and fourth quarters of fiscal 1996 of approximately $10 million and $45 million, respectively, and charges in the first and fourth quarters of fiscal 1997 of approximately $16 million and $1 million, respectively. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices of any of the Company's products could result in an additional material valuation adjustment and corresponding charge to operations which could have a material adverse effect on the Company's operating results

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was founded in February 1985 to focus on the design and development of high performance semiconductor memory products. In March 1991 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Reorganization"). All of the Company's obligations set forth in the Plan of Reorganization, as modified, have been satisfied, and, in August 1994, the Company received a final decree from the Bankruptcy Court.

     Since 1991, the Company's business strategy has been to be a supplier of high performance memory products and memory intensive logic products, operating on a fabless basis by utilizing independent manufacturing facilities and, more recently, joint venture facilities as well. Due to favorable market acceptance of SRAM products introduced by the Company, annual revenues grew rapidly through fiscal 1996. In addition, from September 1992 through September 1995, gross profit increased primarily due to reductions in average unit product costs, higher average selling prices, a shift to higher margin products and an increase in manufacturing capacity to address the increased demand for SRAM products. As a result, operating income also experienced substantial growth during that same period. From October 1995 through most of fiscal 1997 gross profit decreased primarily due to a decline in average selling prices and to pre-tax inventory related charges. The Company recorded pre-tax charges in fiscal 1996 and fiscal 1997 of approximately $55 million and $17 million, respectively, to reserve for certain manufacturing issues and to reflect declines in market value for certain of the Company's products.

     From April 1, 1992 through the early part of fiscal 1997, substantially all of the Company's net revenues were derived primarily from the sale of SRAM products. During fiscal 1997, the Company commenced volume production in 0.5 micron geometry, 4-Mbit DRAMs in a 1-Mbitx4 configuration with access time as fast as 60ns. The Company also introduced to production its 4-Mbit DRAMs in a 256-Kbitx16 configuration and 16-Mbit DRAMs in a 1-Mbitx16 configuration. This family of DRAMs contributed a steadily increasing stream of revenue during fiscal 1997, accounting for approximately 47% of the Company's total net revenues. The Company also enhanced its MMUI accelerator family with the introduction of the Promotion(R)-AT3D 128-bit 2D/3D graphics and video accelerator. This product family contributed approximately 11% of the Company's total net revenues in fiscal 1997. Finally, the Company put into volume production a 2Mbit flash product and introduced a 4-Mbit flash design. Flash products did not contribute significant revenue in fiscal 1997. A substantial portion of the Company's net revenues is derived from a relatively small number of customers in the personal computer industry, although the Company did diversify its customer base during fiscal 1997, with no one customer representing more than 10% of the Company's net revenues in fiscal 1997.

     The market for memory products used in personal computers is characterized by price volatility and has experienced significant fluctuations and cyclical downturns in product demand. While the Company's strategy is to increase its penetration into the networking, telecommunications and instrumentation markets with its existing SRAM products and to develop and sell in volume quantities of new products complementary to its existing products, such as DRAMs, MMUI accelerators and flash memory products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's operating results.

Results of Operations

     The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.

                                              Percentage of Net Revenues
                                                Year Ended March 31,
                                            ----------------------------
                                             1997       1996       1995
                                            -----       -----      -----

Net revenues                                100.0%      100.0%     100.0%
Cost of revenues                            102.5        78.7       54.5
                                            -----       -----      -----
   Gross profit (loss)                       (2.5)       21.3       45.5
Operating expenses:
   Research and development                  18.2         7.3        7.0
   Selling, general and administrative       12.5         8.5        8.1
                                            -----       -----      -----
Income (loss) from operations               (33.2)        5.5       30.4
Other income, net                             2.1         3.2        1.7
                                            -----       -----      -----
Income (loss) before income taxes           (31.1)        8.7       32.1
Provision (benefit) for income taxes        (10.9)        3.4       12.1
                                            -----       -----      -----
Net income (loss)                           (20.2)%       5.3%      20.0%
                                            -----       =====      =====

     Net Revenues. The Company's net revenues decreased to approximately $82.6 million in fiscal 1997, from approximately $201.1 million of net revenues in fiscal 1996. The decrease in net revenues in fiscal 1997 was due primarily to lower unit demand and lower average selling prices for SRAM products as compared to the prior year. During the first half of fiscal 1996, the Company benefited from supply and demand relationships that caused the unit demand and average selling prices for the Company's SRAM products to increase. Since that time, the Company has experienced significant deterioration in the average selling prices and lower demand for its SRAM products. The Company believes that the decrease in selling prices was due to a number of factors, including increased supply of SRAMs from foreign and domestic competitors and weakening unit demand for SRAM products. Such factors created an oversupply situation in the SRAM markets in which the Company participates, with such oversupply condition continuing throughout fiscal 1997. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of SRAMs could have a material adverse effect on the Company's operating results.

     During fiscal 1997, the Company introduced the 4-Mbit and 16-Mbit DRAM products and commenced volume production of 4-Mbit DRAM in a 1-MbitX4 configuration. Revenues from the Company's DRAM product family grew steadily throughout the year and contributed approximately 47% of the Company's net revenues in fiscal 1997. The DRAM market is characterized by volatile supply and demand conditions, fluctuating pricing and rapid technology changes to higher density products. During fiscal 1997, the average selling prices for the Company's DRAMs declined. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs could have a material adverse effect on the Company's operating results.

     The Company introduced the latest enhancement to its MMUI product family during fiscal 1997, the Promotion(R)-AT3D, 128-bit 2D/3D graphics and video accelerator. Sales of the Company's MMUI product line contributed approximately 11% to the Company's net revenues during fiscal 1997. The

MMUI graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features.

     A significant decline in average selling prices due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results. The Company's flash memory products did not contribute significant revenue during fiscal 1997 and prior years.

     The Company's net revenues increased to approximately $201.1 million in fiscal 1996, or approximately 69% increase over approximately $119.3 million of net revenues in fiscal 1995. During fiscal 1996, one customer accounted for 18% of net revenues. The increase in net revenues in fiscal 1996 was due to a number of factors, including increased unit shipments of SRAM products, changes in product mix and higher average selling prices as compared to the prior year. During the first half of fiscal 1996, the Company benefited from supply and demand relationships that caused average selling prices for the Company's SRAM products to increase. Since that time, the Company has experienced significant deterioration in the average selling prices for its SRAM products. The Company believes that the decrease in selling prices was due to a number of factors, including increased supply of SRAMs from foreign and domestic competitors and weakening unit demand for SRAM products.

     Generally, the markets for the Company's products are characterized by volatile supply and demand condition, numerous competitors, rapid technological change, and product obsolescence, conditions which could require the Company to make significant shifts in its product mix in a relatively short period of time. To diversify its product offerings, the Company has introduced new SRAM, DRAM, MMUI accelerators and flash products. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company's suppliers; lower than anticipated wafer manufacturing yields; and lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.

     Gross Profit (Loss). The Company's gross loss for fiscal 1997 was approximately $2.1 million or approximately (2.5)% of net revenues compared to a gross profit of approximately $42.9 million or approximately 21.3% of net revenues for the same period in fiscal 1996. The decrease in gross profits resulted primarily from reduced unit demand and lower average selling prices for the Company's SRAM products. Gross profits associated with sales from the Company's DRAM and MMUI product families contributed partially to offset the declines attributable to the SRAM products.

     The Company's gross profit for fiscal 1996 was approximately $42.9 million or approximately 21.3% of net revenues compared to approximately $54.3 million or approximately 45.5% of net revenues for the same period in fiscal 1995. The decrease in gross profit resulted primarily from pre-tax inventory and purchase commitment related charges of approximately $55 million to reflect declines in market value for certain of the Company's products offset by a favorable supply and demand relationships during the first half of fiscal 1996 that caused average selling prices for the Company's SRAM products to generally increase on a quarterly basis through that period.

     As a result of the significant deterioration in unit demand and the average selling prices for its SRAM products, the Company's gross margin declined significantly during the last half of fiscal 1996 and throughout fiscal 1997. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices of any of the Company's products could result in a material decline of the Company's gross profits unless the Company is able to reduce its cost per unit to offset such declines. There can be no assurance that the Company will be able to reduce its cost per unit at a level to offset a decline in average selling prices.

     The Company is subject to a number of factors that may have an adverse impact on gross profits, including the availability and cost of products from the Company's suppliers; increased competition and related decreases in unit average selling prices; changes in the mix of product sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that the commencement of such manufacturing will not have an adverse effect on the Company's gross profits in future periods.

     Research and Development. Research and development expenses were approximately $15.0 million or approximately 18.2% of net revenues for fiscal 1997, approximately $14.7 million or approximately 7.3% of net revenues for fiscal 1996 and approximately $8.4 million or approximately 7.0% of net revenues for fiscal 1995. These dollar increases in research and development expenses were primarily due to the addition of new personnel for development of new products and the enhancement of existing products and expenditures for materials related to such development activities. During fiscal 1997, the Company's development efforts focused on advanced process and design technology, SRAMs, DRAMs, flash memory and MMUI accelerator products. Research and development expenses are expected to continue to increase in absolute dollars, although such expenses may fluctuate as a percentage of net revenues.

     Selling, General and Administrative. Selling, general and administrative expenses in fiscal 1997 were approximately $10.3 million or approximately 12.5% of net revenues compared to approximately $17.2 million or approximately 8.5% of net revenues for fiscal 1996, and approximately $9.6 million or approximately 8.1% of net revenues for fiscal 1995. The decrease in selling, general and administrative expenses in fiscal 1997 was principally the result of lower sales commissions associated with the decline in revenue and decreased bad debt reserve requirements. Selling, general and administrative expenses are expected to increase in absolute dollars, although such expenses may fluctuate as a percentage of net revenues.

     Other Income, Net. Net other income was approximately $1.8 million for fiscal 1997, approximately $6.5 million for fiscal 1996 and approximately $2.0 million for fiscal 1995. Net other income primarily represents interest and dividend income from investments.

     Provision for Income Taxes. The Company's effective tax rate was 35% for fiscal 1997, 39.0% for fiscal 1996 and 37.7% for fiscal 1995. The effective tax rate for fiscal 1997 represented tax benefits accrued at applicable statutory rates. The effective tax rate for fiscal 1996 and 1995 represented taxes accrued at applicable statutory rates partially offset by the effect of research and development tax credits.

Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including general economic conditions, changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the cyclical nature of the semiconductor industry, the gain or loss of significant customers, increased research and development expenses associated with new product introductions, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand and the timing of significant orders. Operating results could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development to be able to support increased sales levels, the Company's operating results will be adversely affected if such increased sales levels are not achieved.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling price. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products. The Company is unable to predict when or if such decline in prices will stabilize. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or reduce its cost per unit.

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of products shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and subject to rapid technology and price change. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected, as they were in fiscal 1996 and fiscal 1997, when the Company recorded pre-tax charges totalling approximately $55 million and $17 million, respectively, primarily to reflect a decline in market value of certain inventory and certain manufacturing issues.

     The Company currently relies on outside foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results. During the third quarter of fiscal 1996, manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

     The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Although the Company to date has not experienced any material adverse effect on its operations as a result of such factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practice.

     The Company's corporate headquarters are located near major earthquake faults. As a result, in the event of a major earthquake, the Company could suffer damages which could materially and adversely affect the operating results of the Company.

     Current pending litigation, administrative proceedings and claims are set forth in Item 3 - Legal Proceedings and in Item 1 - Licenses, Patents and Maskwork Protection, above. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or operating results. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or operating results. Moreover, there can be no assurance that anti-dumping duties will not be imposed on Alliance's import of SRAM products manufactured in Taiwan, which duties could materially adversely affect Alliance's ability to sell such products in the United States.

     As a result of the foregoing factors, as well as other factors affecting the Company's operating results, past performance should not be considered to be a reliable indicator of future performance and investors should not use historical  trends  to  anticipate  results  or trends  in  future  periods.  In addition, stock prices for many technological companies are subject to significant volatility, particularly on a quarterly basis. If revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant impact on the market price of the Company's Common Stock.

Liquidity and Capital Resources

     The Company's operating activities used cash of approximately $44.6 million in fiscal 1997, versus providing approximately $1.8 million in fiscal 1996 and $21.9 million in fiscal 1995. Cash utilized by operations in fiscal 1997 was the result of a net loss plus increases in working capital, while cash generated from operations in fiscal years 1996 and 1995 was primarily the result of net income generated during the periods, partially offset by increases in working capital. The decrease in inventory in fiscal 1997 is due to a reduction of older SRAM products partially offset by increased inventory of new products as compared to the same period of the previous year. The increase in receivables during the same period is the result of higher sales in the fourth quarter of fiscal 1997 as compared to the same period of the previous fiscal year.

     Net cash used in investing activities was approximately $19.3 million in fiscal 1997 and approximately $104.1 million in fiscal 1996. Net cash used in significant investing activities in fiscal 1997 reflect equipment purchases of approximately $3.1 million and an investment in USC of approximately $16.4 million while investing activities in fiscal 1996 reflect equipment purchases of approximately $9.5 million and investments in Chartered of approximately $44.6 million, in USC of approximately $36.4 million and in USI of approximately $13.9 million.

     Net cash provided by financing activities of approximately $5.8 million in fiscal 1997 resulted from proceeds of a approximately $3.8 million secured loan and approximately $2.0 million through issuance of stock upon exercise of options and purchases under the Company's Employee Stock Purchase Plan. Net cash provided by financing activities was approximately $107.3 million in fiscal 1996 and approximately $49.2 million in fiscal 1995. Net cash provided by financing activities in fiscal 1996 reflects primarily net proceeds of approximately $97.3 million from sales of Common Stock in connection with the Company's public offering in April 1995 and exercises of stock options and a receipt of UMC loan payment of approximately $10 million. Net cash provided by financing activities in fiscal 1995 reflects primarily net proceeds of approximately $53.7 million from sales of Common Stock in connection with the Company's public offering in October 1994 and exercises of stock options and a decrease in restricted cash of approximately $5.1 million, partially offset by an installment loan made to UMC of approximately $10 million.

     At March 29, 1997, the Company had approximately $22.5 million in cash, a decrease of approximately $58.1 million from March 31, 1996, and working capital of approximately $78.0 million, a decrease of approximately $28.2 million from March 31, 1996. The Company believes that its existing levels of cash, together with an expected income tax refund will be sufficient to meet its projected working capital and other cash requirements through the end of fiscal 1998.

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

     In February 1995, the Company agreed to purchase shares of Chartered for approximately $10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its new wafer fabrication facility currently under construction. In April 1995, the Company entered into a supplemental subscription agreement whereby the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately $51.6 million. Chartered agreed to increase the minimum number of wafers to be provided to the Company from its new wafer fabrication facility. The Company had paid all installments as of March 31, 1996. The Company is accounting for this investment on the cost basis of accounting and believes its investment in Chartered approximates fair market value at March 29, 1997. The Company does not own a material percentage of the equity in Chartered.

     In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is now in full production utilizing advanced submicron semiconductor manufacturing processes. Alliance's contribution is in the form of an equity investment, representing an equity ownership of up to approximately 19%. Alliance's investment will be up to approximately US$70 million and will be paid in cash in up to three installments. The first installment of approximately 50% was made in September 1995, the second installment of approximately 25% was made in July 1996 and the Company has the option to pay a third installment of approximately 25% payable in July 1997, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If this option is exercised, the Company will have an equity ownership of approximately 19% and will have the right to purchase up to approximately 25% of the manufacturing capacity in this facility. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies. To the extent USC experiences operating income or losses, the Company will recognize its proportionate share of such income or losses. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's consolidated results of operations.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc., for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is expected to commence production in early 1998. It is presently contemplated that the manufacturing facility will, over time, require $1 billion to complete its construction and finance operations, although there can be no assurances that production will commence on schedule. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Alliance investment will be approximately US$30 million and will be paid in cash in up to three installments. Alliance had originally committed to an investment of approximately US$60 million or 10% ownership interest but recently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the

Company has the option to pay a second installment of approximately 25% of the revised investment payable in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997, and the final installment of approximately 25% of the revised investment is called for on or before fab production ramp-up. UMC, its affiliates and members of the Taiwanese financial community are expected to provide, over time, the remainder of the capitalization of the new entity, in the form of debt and equity. A portion of UMC's equity contribution is expected to be paid through the grant by UMC to the new entity of royalty-free licenses to UMC's CMOS 0.35 micron and below process technologies under development to be used in the manufacturing facility. If the Company exercises its option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS

     The index to the Company's Consolidated Financial Statements and Schedules, and the report of the independent accountants appear in Part III of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     "Proposal No. 1. Election of Directors, Board of Directors' Meetings and Committees and Directors' Compensation" and disclosures pursuant to Item 405 of Regulation S-B contained in the Proxy Statement is incorporated by reference. Information required by Item 10 concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4.



ITEM 11.        EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Proposal No. 1 - Election of Directors" contained in the Proxy Statement.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Proposal No. 1. - Election of Directors" contained in the Proxy Statement.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Proposal No. 1 Election of Directors - Certain Transactions" contained in the Proxy Statement.

ITEM 14.        EXHIBITS AND REPORTS ON FORM 8-K

                      (a)(1)  Financial Statements

    The following financial statements of the Registrant are filed as part of this report:

Report of Independent Accountants
Consolidated Balance Sheets as of March 31, 1997 and 1996
Consolidated  Statements of Operations for the years ended March 31, 1997,  1996 and 1995
Consolidated  Statements of  Stockholders'  Equity for the years ended March 31,
         1997, 1996 and 1995
Consolidated  Statements of Cash Flows for the years ended March 31, 1997,  1996 and 1995
Notes to Consolidated Financial Statements

                  (a)(2)(i) Financial Statement Schedules

The following consolidated financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

Schedule II - Valuation and Qualifying Accounts

                  (a)(2)(ii)  Financial   Statements  of  United   Semiconductor
                              Corporation, a Taiwanese Company

The following financial statements are filed as part of this report:

Financial Statements of United Semiconductor Corporation


                      (a) (3) Exhibits
                                                      INDEX TO EXHIBITS
                                                      -----------------
Exhibit
Number                       Documentation Description                                                      Page
-------                      -------------------------                                                      ----
3.01         Registrant's Certificate of Incorporation                                                      (A)

3.02         Registrant's Certificate of Elimination of Series A Preferred Stock                            (A)

3.03         Registrant's Certificate of Amendment of Certificate of Incorporation                          (F)

3.04         Registrant's Bylaws                                                                            (A)

4.01         Specimen of Common Stock Certificate of Registrant                                             (A)

10.01+       Registrant's 1992 Stock Option Plan adopted by Registrant on April 7, 1992 and
             amended through September 19, 1996, and related documents                                      (K)

10.02+       Registrant's Directors Stock Option Plan adopted by Registrant on October 1, 1993
             and related documents                                                                          (A)

10.03+       Form of Indemnity Agreement used between Registrant and certain of its officers and
             directors                                                                                      (A)

10.04+       Form of Indemnity Agreement used between the Registrant and certain of its officers            (K)

10.05*       Foundry Production Agreement dated December 11, 1992, between United
             Microelectronics Corporation and Asian Specific Technology Ltd., as amended                    (A)

10.06        Sales Representative, Distributor and Intermediary Agreement dated December 11,
             1992, between Registrant and Asian Specific Technology Ltd.                                    (A)

10.07        Sublease Agreement dated February 1994 between Registrant and Fujitsu America, Inc.            (B)

10.08        Net Lease Agreement dated February 1, 1994 between Registrant and Realtec Properties
             I L.P.                                                                                         (B)

10.09*       Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore
             Technology Pte. Ltd. and Chartered Semiconductor Manufacturing  Pte. Ltd.                      (C)

10.10*       Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered
             Semiconductor Manufacturing Pte. Ltd.                                                          (C)



10.11        Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant,
             Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.
                                                                                                            (D)

10.12*       Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and
             Chartered Semiconductor Manufacturing Pte. Ltd.
                                                                                                            (D)

10.13*       Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3
             Incorporated and United Microelectronics Corporation                                           (E)

10.14*       Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3
             Incorporated and United Microelectronics Corporation                                           (E)

10.15*       Foundry Venture Agreement dated September 29, 1995, between Registrant and United
             Microelectronics Corporation                                                                   (F)

10.16*       Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen
             and United Microelectronics Corporation                                                        (F)

10.17*       Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and among Registrant, FabVen and United Microelectronics Corporation
                                                                                                            (F)

10.18**      Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and              (G)
             United Microelectronics Corporation

10.19        Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3                 (H)
             Incorporated, United Microelectronics Corporation and United Semiconductor
             Corporation

10.20**      Amendment to FabCo Foundry Capacity Agreement dated as of July 3, 1996 by and among            (H)
             Registrant, S3 Incorporated, United Microelectronics Corporation and United
             Semiconductor Corporation

10.21        Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United               (H)
             Microelectronics Corporation and United Semiconductor Corporation

10.22+       1996 Employee Stock Purchase Plan                                                              (I)

10.23        Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated,             (J)
             United Microelectronics Corporation and United Semiconductor Corporation




10.24        Trademark License Agreement dated as of October 17, 1996 between Registrant and
             Alliance Semiconductor International Corporation, a Delaware corporation, as amended
             through May 31, 1997                                                                           (K)

10.25        Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and
             United Semiconductor Corporation                                                               (K)

10.26        Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated,
             United Microelectronics Corporation and United Semiconductor Corporation                       (K)

10.27**      Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United
             Microelectronics Corporation                                                                   (K)

10.28**      First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between
             Registrant and United Microelectronics Corporation                                             (K)

10.29**      Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between
             Registrant and United Microelectronics Corporation                                             (K)

10.30        Promissory Note and Security Agreement dated March 28, 1997 between Registrant and
             Matrix Funding Corporation                                                                     (K)

10.31        Letter Agreement dated June 23, 1997 between Registrant and United Microelectronics
             Corporation                                                                                    (K)

11.01        Statement re: Computation of Earnings Per Share                                                (K)

21.01        Subsidiaries of Registrant                                                                     (K)

23.01        Consent of Price Waterhouse LLP                                                                (K)

27.01        Financial Data Schedule                                                                        (K)

    -------------------

+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
* Confidential treatment has been granted with respect to certain portions of this document.
** Confidential treatment has been requested with respect to certain portions of this document.
(A) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.
(B) The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-KSB filed with the Commission on June 29, 1994.
(C) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.




(D) The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-KSB filed with the Commission on June 30, 1995.
(E) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.
(F) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 14, 1995.
(G) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on August 13, 1996.
(H) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 12, 1996.
(I) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.
(J) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on February 11, 1997.
(K)      The document referred to is filed herewith.

         (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             ALLIANCE SEMICONDUCTOR CORPORATION



             By: /s/ N. DAMODAR REDDY                        Date: June 27, 1997
                -------------------------------
                  N. Damodar Reddy, Chairman
                  of the Board, Chief Executive
                  Officer and President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                     Title                                                     Date
----                                                     -----                                                     ----
Principal Executive Officer:

/s/ N. DAMODAR REDDY                                     Chairman of the Board, Chief                             June 27, 1997
--------------------                                     Executive Officer and President
N. Damodar Reddy



Principal Financial Officer and
Principal Accounting Officer:



/s/ CHARLES ALVAREZ                                      Vice President-Finance and                               June 27, 1997
----------------------                                   Administration and Chief Financial Officer
Charles Alvarez

Directors:


/s/ SANFORD L. KANE                                      Director                                                 June 27, 1997
----------------------
Sanford L. Kane


/s/ JON B. MINNIS                                        Director                                                 June 27, 1997
----------------------
Jon B. Minnis


/s/ C.N. REDDY                                           Director                                                 June 27, 1997
----------------------
C. N. Reddy


/s/ N.DAMODAR REDDY                                      Director                                                 June 27, 1997
----------------------
N. Damodar Reddy

                        Report of Independent Accountants


The Board of Directors and Stockholders of
Alliance Semiconductor Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

San Jose, California
April 23, 1997

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except per share data)



                                                                                                                March 31,
                                                                                                  ----------------------------------
                                                                                                    1997                      1996
                                                                                                  --------                  --------
                                                               ASSETS
Current assets:
   Cash and cash equivalents ...................................................                  $ 22,489                  $ 80,566
   Accounts receivable, net ....................................................                    16,827                     4,724
   Inventory ...................................................................                    29,535                    30,152
   Deferred taxes ..............................................................                    17,851                    25,578
   Income tax receivable .......................................................                    14,633                     6,404
   Other current assets ........................................................                     1,636                     2,604
                                                                                                  --------                  --------
       Total current assets ....................................................                   102,971                   150,028
Property and equipment, net ....................................................                    11,352                    11,231
Investment in Chartered Semiconductor ..........................................                    51,596                    51,596
Investment in United Semiconductor Corp. .......................................                    52,829                    36,438
Investment in United Silicon, Inc. .............................................                    13,701                    13,888
Other assets ...................................................................                       120                        57
                                                                                                  --------                  --------
                                                                                                  $232,569                  $263,238
                                                                                                  ========                  ========


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................                 $18,766                   $32,358
   Accrued liabilities ...........................................................                   4,584                    11,499
                                                                                                                             -------
   Current portion of long term obligations ......................................                   1,621                      --
                                                                                                   -------                   -------
       Total current liabilities .................................................                  24,971                    43,857
Long term obligations (Note 6) ...................................................                   2,219                      --
Deferred tax liability ...........................................................                     702                      --
                                                                                                   -------                   -------
       Total liabilities .........................................................                  27,892                    43,857
                                                                                                   -------                   -------

Commitments and contingencies (Notes 4,5,6 and 10)

Stockholders' equity:
  Preferred   Stock,    $0.01   par   value;   5,000   shares
    authorized;  none issued and outstanding ...........................................              --                        --
  Common Stock,  $0.01 par value;  100,000 shares authorized;
    38,985 and 38,390 shares issued and outstanding ....................................               390                       383
Paid-in capital ........................................................................           180,012                   178,052
Retained earnings ......................................................................            24,275                    40,946
                                                                                                  --------                  --------
  Total stockholders' equity ...........................................................           204,677                   219,381
                                                                                                  --------                  --------
                                                                                                  $232,569                  $263,238
                                                                                                  ========                  ========

                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                     Year Ended March 31,
                                               ---------------------------------
                                                 1997         1996        1995
                                               --------     --------    --------

Net revenues ..............................    $ 82,572     $201,098    $119,327
Cost of revenues ..........................      84,630      158,159      65,035
                                               --------     --------    --------
   Gross profit (loss) ....................      (2,058)      42,939      54,292
                                               --------     --------    --------

Operating expenses:
   Research and development ...............      15,012       14,664       8,374
   Selling, general and administrative ....      10,344       17,202       9,600
                                               --------     --------    --------

Income (loss) from operations .............     (27,414)      11,073      36,318
Other income, net .........................       1,753        6,498       2,035
                                               --------     --------    --------

Income (loss) before income taxes .........     (25,661)      17,571      38,353
Provision (benefit) for income taxes ......      (8,990)       6,852      14,462
                                               --------     --------    --------

Net income (loss) .........................    $(16,671)    $ 10,719    $ 23,891
                                               ========     ========    ========
Net income (loss) per share ...............    $  (0.43)    $   0.26    $   0.69
                                               ========     ========    ========

Weighted average common shares
   and equivalents (Note 1) ...............      38,653       40,633      34,559
                                               ========     ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands, except share data)



                                                          Common Stock               Additional                            Total
                                                   ---------------------------        Paid In           Retained       Stockholders'
                                                     Shares           Amount          Capital           Earnings           Equity
                                                   ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1994 .................       27,730,325       $       45       $   22,617        $    6,336        $   28,998
Issuance of common stock under
   employee stock plans ....................          935,781                5              699              --                 704
Proceeds from  public offering,
   net of issuance costs ...................        5,568,750               24           53,020              --              53,044
Stock dividend effect ......................             --                 75              (75)             --                --
Tax benefit on exercise of
   stock options ...........................             --               --              1,166              --               1,166
Net income .................................             --               --               --              23,891            23,891
                                                   ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1995 .................       34,234,856              149           77,427            30,227           107,803
Issuance of common stock under
   employee stock plans ....................          855,454               89            1,053              --               1,142
Proceeds from public offering,
   net of issuance costs ...................        3,300,000               22           96,142              --              96,164
Stock dividend effect ......................             --                123             (123)             --                --
Tax benefit on exercise of
   stock options ...........................             --               --              3,553              --               3,553
Net income .................................             --               --               --              10,719            10,719
                                                   ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1996 .................       38,390,310              383          178,052            40,946           219,381
Issuance of common stock under
   employee stock plans ....................          594,591                7            1,694              --               1,701
Tax benefit on exercise of
   stock options ...........................             --               --                266              --                 266
Net loss ...................................             --               --               --             (16,671)          (16,671)
                                                   ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1997 .................       38,984,901       $      390       $  180,012        $   24,275        $  204,677
                                                   ==========       ==========       ==========        ==========        ==========


                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                 Year Ended March 31,
                                                                                   -----------------------------------------------
                                                                                      1997              1996                1995
                                                                                   ---------          ---------          ---------
Cash flows from operating activities:
   Net income (loss) ......................................................         $ (16,671)         $  10,719          $  23,891
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ........................................             2,929              1,792                778
     Other ................................................................              --                   72               --
     Changes in assets and liabilities:
       Accounts receivable ................................................           (12,103)            14,721            (10,038)
       Inventory ..........................................................               617            (23,082)                26
       Other assets .......................................................               905               (664)              (421)
       Accounts payable ...................................................           (13,592)            21,851              3,367
       Accrued liabilities ................................................            (6,915)             7,385              3,125
       Income taxes (including deferred income taxes
                 and tax receivable) ......................................               200            (30,997)             1,169
                                                                                    ---------          ---------          ---------
         Net cash provided by (used in) operating
           activities .....................................................           (44,630)             1,797             21,897
                                                                                    ---------          ---------          ---------

Cash used in investing activities:
   Acquisition of equipment ...............................................            (3,050)            (9,459)            (3,066)
   Investment in Chartered Semiconductor Pte Ltd. .........................              --              (44,584)            (7,012)
   Investment in United Semiconductor Corporation .........................           (16,391)           (36,438)              --
   Investment in United Silicon Inc. ......................................               187            (13,888)              --
   Proceeds from sales of equipment .......................................              --                  275               --
                                                                                    ---------          ---------          ---------

         Net cash used in investing activities ............................           (19,254)          (104,094)           (10,078)
                                                                                    ---------          ---------          ---------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock .........................             1,967             97,306             53,748
   Borrowings on long term obligation .....................................             3,840               --                 --
   Issuance of notes to UMC ...............................................              --               10,000            (10,000)
   Cash -- restricted .....................................................              --                 --                5,133
   Payment of reorganization settlement and other .........................              --                 --                  367
                                                                                    ---------          ---------          ---------

         Net cash provided by financing activities ........................             5,807            107,306             49,248
                                                                                    ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents ......................           (58,077)             5,009             61,067
Cash and cash equivalents at beginning of the period ......................            80,566             75,557             14,490
                                                                                    ---------          ---------          ---------

Cash and cash equivalents at end of the period ............................         $  22,489          $  80,566          $  75,557
                                                                                    =========          =========          =========

Supplemental disclosures:
   Cash paid (refunded)  during the period for income
   taxes ..................................................................         $  (9,648)         $  37,873          $  13,311
                                                                                    =========          =========          =========

                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and its significant accounting policies

     Alliance Semiconductor Corporation (the "Company" or "Alliance"), a Delaware corporation, designs, develops and markets high performance memory products and memory intensive logic products. The Company sells its products to the desktop and portable computing, networking, telecommunications and instrumentation markets.

     The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of selling prices. During the second half of fiscal 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in average selling price. This situation has continued through fiscal 1997. In addition, the average selling price for the Company's DRAM products has experienced volatility during fiscal 1997. The Company is unable to predict when or if average selling prices will stabilize.

     The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could have an adverse material effect on the Company's operating results.

    Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

    Fiscal Year

     For purposes of presentation, the Company has indicated its fiscal years as ending on March 31; whereas the Company's fiscal year ends on the Saturday nearest the end of March. The fiscal years ended March 31, 1997, March 31, 1996 and March 31, 1995 each contained 52 weeks.

    Revenue recognition

     Revenue from product sales is recognized upon shipment, net of accruals for estimated sales returns and allowances.

Cash equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     The   Company's   investments   are   primarily   money  market  funds  and
muni-preferreds (state and municipal obligations) and the Company's intent is to hold investments to maturity.

    Inventories

     Inventory is stated at the lower of cost, determined on the first-in, first-out basis, or market. Market is based on estimated net realizable value. During the third and fourth quarters of fiscal 1996 and continuing throughout much of fiscal 1997, the Company experienced significant deterioration in the average selling prices for its SRAM products. Primarily as a result of this deterioration and certain manufacturing issues in fiscal 1996, the Company recorded pre-tax charges in fiscal 1997 and fiscal 1996 of approximately $17 million and $55 million, respectively. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for SRAM products could result in an additional material valuation adjustment and corresponding charge to operations.

    Property and equipment

     Property  and   equipment  are  stated  at  cost  and   depreciated   on  a
straight-line basis over the estimated economic useful lives of the assets (five years).

    Concentration of risks

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist principally of cash equivalents and accounts receivable.

     Alliance invests primarily in money market accounts and state and municipal obligations. The Company further limits its exposure to these investments by placing such investments with various financial institutions. The Company performs periodic evaluations of these financial institutions.

     The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, generally, requires no collateral from its customers. No customer accounted for more than 10% of net revenues for the year ended March 31, 1997. The Company had sales of approximately $37 million, or approximately 18% of net revenues, to one customer for the year ended March 31, 1996, and sales of approximately $14.7 million, or approximately 12% of product sales, to one customer for the year ended March 31, 1995. At March 31, 1997, no customer accounted for more than 10% of accounts receivable. At March 31, 1996, one customer's account receivable represented 19% of accounts receivable.

     The Company conducts the majority of its business in U.S. dollars and foreign currency translation gains and losses have not been material in any one year. International sales accounted for approximately

$29.7 million, $85.7 million and $66.1 million of net revenues for the years ended March 31, 1997, March 31, 1996 and March 31, 1995, respectively.

    Stock-based compensation

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See
Note 8.

    Stock splits

     Share information for all periods has been retroactively adjusted to reflect a 3 for 2 stock split of the Common Stock in January 1995, issued in the form of a stock dividend, and a 3 for 2 stock split of the Common Stock in July 1995, issued in the form of a stock dividend.

    Net income (loss) per share

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist primarily of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under SFAS 128, the Company will be required to disclose basic EPS and diluted EPS, for all periods for which an income statement is presented, which will replace the disclosure currently being made for primary EPS and fully-diluted EPS. SFAS 128 requires adoption for fiscal periods ending after December 31, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable period in the prior year is as follows:

                                               Year ended
                                                March 31,
                                  ----------------------------------
Earnings (loss) per share:        1997             1996         1995
                                  ----             ----         ----
Basic                            $(0.43)           $0.28       $0.78
Diluted                           (0.43)            0.26       $0.69

Note 2.  Balance sheet components

                                                                 March 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
                                                              (in thousands)

Accounts receivable:
   Trade receivables .................................    $ 17,477     $  7,826
   Less allowance for doubtful accounts ..............        (650)      (3,102)
                                                          --------     --------
                                                          $ 16,827     $  4,724
                                                          ========     ========


Inventory:
   Work in process ...................................    $ 18,319     $ 10,823
   Finished goods ....................................      11,216       19,329
                                                          --------     --------
                                                          $ 29,535     $ 30,152
                                                          ========     ========


Property and equipment:
   Engineering and test equipment ....................    $ 11,526     $  9,961
   Computers and software ............................       4,496        3,110
   Furniture and office equipment ....................         935          836
                                                          --------     --------
                                                            16,957       13,907
Less:  accumulated depreciation and amortization .....      (5,605)      (2,676)
                                                          --------     --------
                                                          $ 11,352     $ 11,231
                                                          ========     ========


Note 3. Investment in Chartered Semiconductor Manufacturing Ltd. ("Chartered")

     In February 1995, the Company agreed to purchase shares of Chartered for $10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its new 8-inch wafer fabrication facility. In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to $51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from its new 8-inch wafer fabrication facility. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company is accounting for this investment using the cost method of accounting and believes its investment in Chartered approximates fair market value. The Company does not own a material percentage of the equity of Chartered.

Note 4.  Investment in United Semiconductor Corporation

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is now in full production utilizing advanced submicron semiconductor manufacturing processes. Alliance's contribution is in the form of an equity investment, representing an equity ownership of up to approximately 19%. Alliance's investment will be up to approximately US$70 million and will be paid in cash in up to three installments. The first installment of approximately 50% was made in September 1995, the second installment of approximately 25% was made in July 1996 and the Company has the option to pay a third installment of approximately 25% payable in July 1997, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. If this option is exercised, the Company will have an equity ownership of approximately 19% and will have the right to purchase up to approximately 25% of the manufacturing capacity in this facility. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies.

     The Company is accounting for this investment using the equity method of accounting with a ninety day lag in recording the Company's share of results for the entity. The Company has not recorded its share of USC's net income for the two-year period ended December 31, 1996, as it was immaterial.


     Operations through December 31, 1995 consisted primarily of construction and, therefore, USC's results of operations for this year are immaterial and not presented below. Summarized financial information, using the respective year-end exchange rate for the financial position and an average exchange rate for the respective year for results of operations, for the entity at December 31, 1996 and 1995, is as follows (in thousands):

                                                              December 31
                                                              -----------
               Financial position                       1996               1995
               ------------------                       ----               ----
Current assets ...........................         US$224,845         US$144,031
Noncurrent assets ........................            387,866             46,564
Current liabilities ......................             89,327              5,414
Noncurrent liabilities ...................            157,557                485
Stockholders' equity .....................            365,827            187,696

Results of operations
Sales ....................................          US$60,878
Gross Profit .............................              1,654
Net income ...............................                563

Note 5.  Investment in United Silicon, Inc.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc. ("USI"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is expected to commence production in early 1998. It is presently contemplated that the manufacturing facility will, over time, require $1 billion to complete its construction and finance operations, although there can be no assurances that production will commence on schedule. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Alliance investment will be approximately US$30 million and will be paid in cash in up to three installments. Alliance had originally committed to an investment of approximately US$60 million or 10% ownership interest but recently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the Company has the option to pay a second installment of approximately 25% of the revised investment payable in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997, and the final installment of approximately 25% of the revised investment is called for on or before fab production ramp-up. UMC, its affiliates and members of the Taiwanese financial community are expected to provide, over time, the remainder of the capitalization of the new entity, in the form of debt and equity. A portion of UMC's equity contribution is expected to be paid through the grant by UMC to the new entity of royalty-free licenses to UMC's CMOS 0.35 micron and below process technologies under development to be used in the manufacturing facility. If the Company exercises its option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility.

Note 6.  Long Term Obligations, Leases and Commitments

Operating Leases

     The Company leases its headquarters facility under an operating lease which expires in 1999. The Company has an option to extend the lease for five years upon expiration. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. In addition, the Company also leases two sales offices and one administration office under operating leases which expire in early 1998 and two sales offices on month-to-month leases.

         Future minimum rental payments under this lease are as follows:

               Fiscal Year                                     (in thousands)
               -----------                                     --------------
                  1998...................................           $ 416
                  1999...................................             372
                  2000...................................             186
               Total payments............................           $ 974
                                                                    =====

     Rent expense for fiscal 1997, fiscal 1996 and fiscal 1995 was $437,000, $360,000 and $323,000, respectively.

Long Term Obligations

     The Company obtained secured financing of $3.8 million at the end of March 1997. This borrowing is collateralized by equipment with a total acquisition cost of $4.8 million, and bears interest at a fixed rate of 11.26%. No financial covenants are required to be met under the security agreement related to such financing.

Principal   and  interest  are  payable  in   thirty-six   consecutive   monthly
installments commencing April 1, 1997.

Purchase Commitments

     At March 31, 1997, the Company had approximately $18.0 million in noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. During the fourth quarter of fiscal 1996, the average selling prices of the Company's SRAM products deteriorated significantly. As a result of this deterioration, the Company recorded a charge of approximately $7.2 million for adverse purchase commitments related to these SRAM products, which was included in the $45 million charge recorded in the fourth quarter of fiscal 1996 (see Note 1).

Letters of Credit

     At March 31, 1997, $5.1 million of unsecured standby letters of credit were outstanding and expire through June 30, 1997.

Note 7.  Provision (benefit) for income taxes

The provision (benefit) for income taxes is comprised of the following:

                                                           March 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
                                                       (in thousands)
Current:
     Federal ...............................   ($17,419)   $ 26,007    $ 13,757
     State .................................      --          4,549       2,104
                                               --------    --------    --------
                                               ($17,419)     30,556      15,861
Deferred:
     Federal ...............................      8,529     (21,328)     (1,307)
     State .................................       (100)     (2,376)        (92)
                                               --------    --------    --------
              Total provision (benefit) ....   ($ 8,990)   $  6,852    $ 14,462
                                               ========    ========    ========

Deferred tax assets (liabilities) comprise the following:


                                                            March 31,
                                               ---------------------------------
                                                 1997         1996        1995
                                               --------     --------    --------
                                                         (in thousands)

Inventory reserves ........................    $ 16,212     $ 19,286    $    352
Accrued expenses and reserves .............         407        4,520         763
State taxes ...............................        --          1,548         696
NOL carry forward .........................       1,096         --          --
Inventory capitalization adjustment .......         136          182          62
                                               --------     --------    --------
                                                 17,851       25,536       1,873
Depreciation expense ......................        (702)          42           1
                                               --------     --------    --------
 Total net deferred tax assets ............    $ 17,149     $ 25,578    $  1,874
                                               ========     ========    ========

     The provision (benefit) for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

                                                   Year Ended March 31,
                                            ----------------------------------
                                              1997         1996          1995
                                            --------     --------     --------
                                            (in thousands, except percentages)

Federal  statutory rate .................         35%          35%          35%
Tax at federal statutory rate ...........   $ (8,981)    $  6,149     $ 13,423
State taxes, net of federal benefit .....       (291)         500        1,316
Research and development tax credits ....       --           (197)        (455)
Other, net ..............................        282          400          178
                                            --------     --------     --------
Total ...................................   $ (8,990)    $  6,852     $ 14,462
                                            ========     ========     ========

Note 8.  Stock Option Plans

    1992 Stock Option Plan

     In April 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") and reserved 5,625,000 shares of Common Stock for issuance to employees and consultants of the Company. The Board of Directors may terminate the Plan at any time at its discretion. On September 30, 1993, the number of shares of Common Stock reserved for issuance under the Plan was increased to 7,875,000 and on September 14, 1995, the number of shares reserved for issuance under the Plan was increased to 9,000,000. The Option Plan, which has a term of ten years, provides for incentive as well as nonqualified stock options.

     Incentive stock options may not be granted at less than 100 percent of the estimated fair value, as determined by the Board of Directors, of the Company's Common Stock at the date of grant and the option term may not exceed 10 years. For holders of 10 percent or more of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110 percent of the estimated fair value of the Common Stock at the date of grant and the option term may not exceed five years.

     The following table summarizes grant and stock option activity under the Plan for fiscal year 1997, 1996 and 1995.


                                                                                                        Options Outstanding
                                                                      Options                  ------------------------------------
                                                                    Available for                                      Weighted
                                                                        Grant                    Shares              Average Prices
                                                                     ----------                ----------           ---------------
Balance at March 31, 1994 .................................           2,200,178                 5,275,033            $    1.37
Options granted ...........................................            (639,675)                  639,675                14.70
Options canceled ..........................................             520,425                  (520,425)                3.18
Options exercised .........................................                --                    (935,788)                0.81
                                                                     ----------                ----------
Balance at March 31, 1995 .................................           2,080,928                 4,458,495            $    2.95
Additional shares authorized ..............................           1,125,000                      --
Options granted ...........................................          (1,477,102)                1,477,102                17.80
Options canceled ..........................................             941,319                  (941,319)               22.65
Options exercised .........................................                --                    (855,454)                0.89
                                                                     ----------                ----------
Balance at March 31, 1996 .................................           2,670,145                 4,138,824            $    4.06
Options granted ...........................................          (1,846,738)                1,846,738                 7.25



Options canceled ..........................................           1,387,389                (1,387,389)                9.79
Options exercised .........................................                --                    (406,884)                0.98
                                                                     ----------                ----------
Balance at March 31, 1997 .................................           2,210,796                 4,191,289            $    3.87
                                                                     ==========                ==========


     In November 1996, all outstanding options with a share price ranging from $7.00 per share to $11.00 per share were canceled and repriced with new options having an exercise price of $6.88 per share, the fair market value as of the date of the repricing. A total of 952,738 shares were repriced.

     As of March 31, 1997, options to purchase approximately 1,729,482 shares of Common stock were exercisable. Options granted vest over a period of four to five years.

     The weighted average  estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 1997 and 1996 was $2.44 and $8.90 per option,  respectively.  The estimated  grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option  valuation  models,  was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions,  which significantly  differ from the Company's stock option awards.  These models also require  subjective  assumptions,  including  future stock price  volatility and
expected  time  to  exercise,   which  greatly  affect  the  calculated  values.
Significant  option groups  outstanding at March 31, 1997, and related  weighted average  exercise price and contractual  life  information are as follows (share information in thousands):

                                                       Outstanding and Exercisable by Price Range

                                                            Weighted
                                                             Average          Weighted                             Weighted
                                        Number             Remaining           Average      Number Vested           Average
Range of Exercise Prices           Outstanding      Contractual Life    Exercise Price    and Exercisable    Exercise Price
------------------------           -----------      ----------------    --------------    ---------------    --------------
$0.0445- $1.3333                      288,433              1.11            $1.3009            138,807           $ 1.2660
$1.4667- $2.2222                    1,911,500              1.12            $1.4917          1,377,750           $ 1.4819
$2.8889- $4.6667                      296,585              1.73            $3.5299            178,737           $ 3.4637
$5.1111- $6.7500                      248,250              4.84            $6.0178             23,400           $ 5.1693
$6.8750- $7.1250                    1,024,146              3.79            $6.8808              1,163           $ 6.8750
$7.2500- $8.0000                      240,750              5.66            $7.6625                  0           $ 0.0000
$8.4060-$10.6250                      181,625              5.80            $8.6043              9,625           $10.5828
                                    ---------                                               ---------
$0.0445-$10.6250                    4,191,289              2.50            $3.8685          1,729,482           $ 1.7736
                                    =========                                               =========

     The Company's calculations were made using the following weighted average assumptions:

                                                March 31,
                                                ---------
                                         1997              1996
                                         ----              ----
Expected life                         5.25 years        5.25 years
Risk-free interest rate                 6.3%              6%
Volatility                             58%               58%
Dividend yield                          0%                0%


Employee Stock Purchase Plan

     In September 1996, the Company and shareholders approved an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each 6-month purchase period. Purchases are limited to 10% of an eligible employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 fair market value. Of the 750,000 shares authorized under the ESPP, 35,983 shares were issued during fiscal 1997.

     Compensation costs (included in pro forma net income and net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

                                                              March 31, 1997
                                                              --------------

Expected life                                                     6 months
Risk-free interest rate                                            5.45%
Volatility                                                           58%
Dividend yield                                                        0%

     The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase stock under the ESPP granted in fiscal 1997 was $7.99 per share.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

     Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1992 Stock Option Plan and its Employee Stock Purchase Plan, the Company's pro forma net income (loss) and net income (loss) per share for the years ended March 31, 1997 and 1996, would have been as follows (in thousands, except per share data):

                                                             March 31,
                                                         -----------------
                                                        1997            1996
                                                        ----            ----
Pro forma net income (loss):                         $(18,795)         $9,736
Pro forma net income (loss) per share:                  (0.49)           0.24

     The pro forma effect on net income (loss) and net income (loss) per share for fiscal 1997 and 1996 is not representative of the pro forma effect on net income in the future years because it does not take in to consideration pro forma compensation expense related to grants prior to fiscal 1995.

    Directors' Stock Option Plan

     On September 30, 1993, the Company adopted its 1993 Directors' Stock Option Plan (the "Directors' Plan"), under which 900,000 shares of Common Stock have been reserved for issuance. The Directors' Plan provides for the automatic grant to each non-employee director of the Company of an option to purchase 22,500 shares of Common Stock on the date of such director's election to the Company's Board of Directors. Thereafter, such director will receive an automatic annual grant of an option to purchase 11,250 shares of Common Stock on the date of each annual meeting of the Company's stockholders at which such director is re-elected. The maximum number of shares that may be issued to any one director under this plan is 90,000. Such options will vest ratably over four years from their respective dates of grant. As of March 31, 1997, no options had been granted under the Directors' Plan.

Note 9.  401(k) Salary Savings Plan

     Effective May 1992, the Company adopted the Salary Savings Plan ("the Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Under the terms of the Savings Plan, the Company may make contributions at the discretion of the Board of Directors. No contributions have been made to the Savings Plan by the Company.

Note 10.  Legal Matters

     In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United
States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses against the asserted claims. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint alleging that ASIC has infringed two patents (the "AMD Patents") owned by Advanced Micro Devices, Inc. ("AMD"), and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD Patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

     In February 1997, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") produced in the Korea and in Taiwan are being, and are likely to be, sold in the United States at less than fair value, and that the United States industry producing SRAMs is materially injured and is threatened with material injury by reason of imports of SRAMs manufactured in Korea and Taiwan. The Petition requests the United States government to impose dumping margins on the importation into the United States of SRAMs manufactured in Korea and Taiwan. A material portion of the SRAMs designed and sold by the Company are manufactured in Taiwan. The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in March 1997. In April 1997, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. In April 1997, the Company received a questionnaire from the DOC. In accordance with the deadlines established by the DOC, responses to portions of the questionnaire were filed in May 1997 and June 1997, respectively. The Company anticipates that in the third or fourth calendar quarter of 1997, the DOC will make a preliminary determination as to the margin, if any, that should be imposed upon the importation of the Company's SRAM products fabricated in Taiwan, and that a final determination as to such margin, if any, would be made by DOC in the fourth quarter of calendar 1997 or the first quarter of calendar 1998. The Company anticipates that the ITC, in the fourth quarter of calendar 1997 or the first quarter of calendar 1998, will make a final determination as to whether the United States industry producing SRAMs is materially injured and is threatened with material injury by reason of imports of SRAMs manufactured in Korea and Taiwan. The Company intends to vigorously seek to ensure that dumping margins are not imposed on the importation of its SRAM products manufactured in Taiwan. There can be no assurance, however, that the government will not impose margins on Alliance's importation of SRAM products into the United States, which margins could materially adversely affect Alliance's ability to sell such products in the United States.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company has from time to time received and believes that it is likely that it will receive in the future, notices from parties alleging that certain of the Company's products infringe their patents. Although the ultimate outcome of these matters and the matters discussed above is not presently determinable, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position.

                        Report of Independent Accountants

                          Financial Statement Schedule


To the Board of Directors and
Stockholders of Alliance Semiconductor Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 23, 1997, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2)(i) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjuction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP

San Jose, California
April 23, 1997

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                             Schedule II

                                                  Valuation and Qualifying Accounts


             Description                  Balance at         Charged to         Charged to
                                         beginning of        costs and            other                               Balance at
                                            period            expenses           accounts           Deductions       end of period
                                        ---------------    ---------------    ---------------     ---------------    ---------------
                                                                              (in thousands)
Year ended March 31, 1997
  Allowance for doubtful accounts and
    sales-related reserves............     $  3,102           $ 5,803             $   --            $ (8,255)            $   650
                                           ========           ========            ========          ========             ========
  Inventory related reserves for
    excess and obsolescence; and
    lower of cost or market issues....     $ 53,555           $16,918             $   --            $(29,741)            $40,732
                                           ========           ========            ========          ========             ========

Year ended March 31, 1996
  Allowance for doubtful accounts and
    sales-related reserves............     $  1,450           $21,874             $   --            $(20,222)            $ 3,102
                                           ========           ========            ========          ========             ========
  Inventory related reserves for
    excess and obsolescence; and
    lower of cost or market issues....     $    907           $52,937             $   --            $   (289)            $53,555
                                           ========           ========            ========          ========             ========

Year ended March 31, 1995
  Allowance for doubtful accounts and
    sales-related reserves............     $    190           $ 2,208             $   --            $   (948)            $ 1,450
                                           ========           ========            ========          ========             ========
  Inventory related reserves for
    excess and obsolescence; and
    lower of cost or market issues....     $    157           $   870             $   --            $   (120)            $   907
                                           ========           ========            ========          ========             ========

UNITED SEMICONDUCTOR CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995

[Price Waterhouse Letterhead]


January 24, 1997
(97) R. L36P1006





To the Board of Directors, Supervisors and
 Shareholders of United Semiconductor Corporation


We have examined the accompanying balance sheet of United Semiconductor Corporation as of December 31, 1996 and 1995, and the related statements of income, of changes in stockholders' equity and of cash flows for the year ended December 31, 1996 and the period from October 6, 1995 (date of incorporation) to December 31, 1995. Our examinations were made in accordance with the "Rules Governing the Certification of Financial Statements by Certified Public Accountants" and generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.


In our opinion, the accompanying financial statements examined by us present fairly the financial position of United Semiconductor Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from October 6, 1995 (date of incorporation) to December 31, 1995 in conformity with generally accepted accounting principles consistently applied.


/s/ Price Waterhouse

                                                  UNITED SEMICONDUCTOR CORPORATION

                                                            BALANCE SHEET

                                                             DECEMBER 31

                                                  (EXPRESSED IN NEW TAIWAN DOLLARS)



                                                                                            1996                           1995
                                                                                       ---------------               ---------------
 ASSET
-------
Current Assets
--------------
 Cash and cash equivalents (Notes 2 and 3(1))                                          $ 4,542,328,113               $ 3,860,063,715
 Marketable securities (Notes 2 and 3(2))                                                  202,819,527                         --
 Notes receivable (Note 4)
  -related parties                                                                         196,616,300                         --
 Accounts receivable (Notes 3(3) and 4)
  -third parties                                                                           286,639,035                         --
  -related parties                                                                         368,064,677                         --
 Other receivable                                                                           64,888,273                    42,564,139
 Inventories (Notes 2 and 3(4))                                                            485,685,707                         --
 Prepaid expenses                                                                           13,996,178                    25,453,434
 Other current assets                                                                       21,952,269                     2,952,269
                                                                                       ---------------                 -------------
                                                                                         6,180,990,079                 3,931,033,557

Property, Plant and Equipment
-----------------------------
(Notes 2 and 3(5))
 Cost
  Machinery and equipment                                                                8,611,439,301                         --
  Transportation equipment                                                                   2,563,248                         --
  Furniture and fixtures                                                                    87,660,551                         --
  Leasehold improvements                                                                     8,076,092                         --
  Other equipment                                                                            7,995,047                     3,476,190
                                                                                       ---------------                 -------------
                                                                                         8,717,734,239                     3,476,190
 Accumulated depreciation                                                                 (354,607,442)                        --
 Construction in progress and prepayments                                                  662,006,881                   484,873,525
                                                                                       ---------------                 -------------
                                                                                         9,025,133,678                   488,349,715
                                                                                       ---------------                 -------------
Intangible Assets
-----------------
 Deferred pension cost (Note 3(8))                                                           1,755,914                         --
 Other intangible asset                                                                  1,337,500,000                   750,000,000
                                                                                       ---------------                 -------------
                                                                                         1,339,255,914                   750,000,000
                                                                                       ---------------                 -------------
Other Assets
------------
 Deposit out                                                                                30,063,850                    30,000,000
 Deferred expense (Note 2)                                                                  48,216,648                     2,835,311
 Deferred income tax assets (Note 2 and 3(11))                                             219,785,909                         --
                                                                                       ---------------                 -------------
                                                                                           298,066,407                    32,835,311
                                                                                       ---------------                 -------------

TOTAL ASSETS                                                                           $16,843,446,078               $ 5,202,218,583
                                                                                       ===============                 =============



                                                                                            1996                           1995
                                                                                       ---------------               ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Short-term loans (Note 3(6))                                                          $   161,520,003               $    77,031,640
 Notes payable (Note 4)
  -third parties                                                                           106,997,012                    25,895,159
  -related parties                                                                          44,046,462                          --
 Account payable                                                                           295,274,202
 Accrued expenses                                                                          240,238,934                     3,637,821
 Accrued payable for equipment                                                           1,551,722,242                    41,249,401
 Other payable-related parties (Note 4)                                                     55,806,843                          --
                                                                                       ---------------               ---------------
                                                                                         2,455,605,698                   147,814,021
                                                                                       ---------------               ---------------

Long-term Liabilities
---------------------
 Long-term loans (Note 3(7))                                                             4,329,497,879                          --
                                                                                       ---------------               ---------------

Other Liabilities
-----------------
 Accrued pension liabilities
  (Notes 2 and 3(8))                                                                         1,755,914                          --
 Deferred income tax liabilities (Notes
  2 and 3(11))                                                                                    --                      13,242,727
                                                                                       ---------------               ---------------
                                                                                             1,755,914                    13,242,727
                                                                                       ---------------               ---------------
Total Liabilities                                                                        6,786,859,491                   161,056,748
                                                                                       ---------------               ---------------


Stockholders' Equity
--------------------
 Common stock (Note 3(9))                                                               10,000,000,000                 5,000,000,000
 Retained earnings (Note 3(10))                                                             56,586,587                    41,161,835
                                                                                       ---------------               ---------------
Total stockholders' equity                                                              10,056,586,587                 5,041,161,835
                                                                                       ---------------               ---------------


Commitments and Contingent Liabilities
--------------------------------------
 (Note 6)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                                                $16,843,446,078               $ 5,202,218,583
                                                                                       ---------------               ---------------

                             The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION
                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                       AND THE PERIOD FROM OCTOBER 6, 1995
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995
                        (EXPRESSED IN NEW TAIWAN DOLLARS)



                                                 1996                1995
                                           ---------------     ---------------
Operating Revenues
 Sales revenue (Note 4)                     $ 1,663,009,609     $          --
 Sales returns                                   (7,292,072)               --
 Sales allowance                                (40,652,876)               --
                                            ---------------     ---------------
 Net sales                                    1,615,064,661                --
 Other operating revenues                        52,372,916                --
                                            ---------------     ---------------
 Net operating revenues                       1,667,437,577                --
                                            ---------------     ---------------
Operating Cost
 Cost of goods sold                          (1,182,274,246)               --
 Other operating cost                           (32,094,971)               --
                                            ---------------     ---------------
                                             (1,214,369,217)               --
                                            ---------------     ---------------
Gross Profit                                    453,068,360                --
                                            ---------------     ---------------
Operating Expenses
 Selling expenses                                (8,665,745)               --
 Administrative expenses                       (574,100,548)        (10,137,282)
 Research and development expenses             (221,406,219)            (16,649)
                                            ---------------     ---------------
                                               (804,172,512)        (10,153,931)
                                            ---------------     ---------------
Non-operating Income
 Interest income                                232,942,091          74,342,373
 Exchange gain                                   70,169,615                --
 Other income                                     5,005,518                --
                                            ---------------     ---------------
                                                308,117,224          74,342,373
                                            ---------------     ---------------
Non-operating Expenses
 Interest expense                              (118,223,706)               --
 Exchange loss                                         --           (12,730,557)
 Provision for loss on obsolescence
   of inventories                               (50,000,000)               --
 Other loss                                     (23,983,884)             (5,592)
                                            ---------------     ---------------
                                               (192,207,590)        (12,736,149)
                                            ---------------     ---------------
(Loss) income before income tax                (235,194,518)         51,452,293
Income tax benefit (expense)
 (Notes 2 and 3(11))                            250,619,270         (10,290,458)
                                            ---------------     ---------------
Net income                                  $    15,424,752     $    41,161,835
                                            ===============     ===============


                 The accompanying notes are an integral part of
                           these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                       AND THE PERIOD FROM OCTOBER 6, 1995
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995
                        (EXPRESSED IN NEW TAIWAN DOLLARS)


                                                               Retained             Total Stockholders'
            1995                  Common Stock                 Earnings                   Equity
            ----                  ------------                 --------                   ------
Issued common stock              $ 5,000,000,000            $       -              $ 5,000,000,000

Net income for 1995                    -                      41,161,835                41,161,835
                                  ---------------            ------------         -------------------

Balance at December 31,
 1995                            $ 5,000,000,000            $ 41,161,835           $ 5,041,161,835
                                  ===============            ============         ===================
           1996
---------------------------
Balance at January 1, 1996       $ 5,000,000,000            $ 41,161,835           $ 5,041,161,835

Issued common stock                5,000,000,000                    -                5,000,000,000

Net income for 1996                    -                      15,424,752                15,424,752
                                  ---------------            ------------         -------------------

Balance at December 31,
 1996                            $10,000,000,000            $ 56,586,587           $10,056,586,587
                                  ===============            ============         ===================


                 The accompanying notes are an integral part of
                          these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                       AND THE PERIOD FROM OCTOBER 6, 1995
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995
                        (EXPRESSED IN NEW TAIWAN DOLLARS)

                                                  1996               1995
                                             ---------------    ---------------
Operating activities:
 Net income                                  $    15,424,752    $    41,161,835
 Adjustments to reconcile net
  income to net cash
  provided by (used in)
  operating activities
 Provision for loss on obsolescence
  of inventories                                  50,000,000               --
 Depreciation                                    354,607,442               --
 Amortization Changes in assets and
  liabilities account:                           166,740,344               --
  Increase in notes receivable                  (196,616,300)              --
  Increase in accounts receivable               (654,703,712)              --
  Increase in inventories                       (535,685,707)              --
  Decrease (Increase) in prepaid expenses         13,457,256        (25,453,434)
  Increase in other receivables                  (22,324,134)       (42,564,139)
  Increase in other current assets               (19,000,000)        (2,952,269)
  Increase in deferred income tax assets        (219,785,909)              --
  Increase in accounts payable                   295,274,202               --
  Increase in notes payable                      125,148,315         25,895,159
  Increase in accrued expenses                   292,407,956          3,637,821
  (Decrease) increase in deferred income
    tax liabilities                              (13,242,727)        13,242,727
                                             ---------------    ---------------
 Net cash provided by (used in) operating
    activities                                  (348,298,222)        12,967,700
                                             ---------------    ---------------
Investing activities:
 Acquisition of fixed assets                  (7,380,918,564)      (447,100,314)
 Increase in marketable securities              (202,819,527)              --
 Increase in deferred expense                    (49,621,681)        (2,835,311)
 Increase in deposits-out                            (63,850)       (30,000,000)
                                             ---------------    ---------------
 Net cash used in investing activities        (7,633,423,622)      (479,935,625)
                                             ---------------    ---------------
Financing activities:
 Increase in short-term loans                     84,488,363         77,031,640
 Proceeds from long-term loans                 4,329,497,879               --
 Issued common stock                           4,250,000,000      4,250,000,000
                                             ---------------    ---------------
 Net cash provided by financing activities     8,663,986,242      4,327,031,640
                                             ---------------    ---------------
Net increase in cash and cash equivalents        682,264,398      3,860,063,715

Cash and cash equivalents at the beginning
   of period                                   3,860,063,715               --
                                             ---------------    ---------------

Cash and cash equivalents at the end of      $ 4,542,328,113    $ 3,860,063,715
 period                                      ================   ================

                        UNITED SEMICONDUCTOR CORPORATION
                       STATEMENT OF CASH FLOWS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
             THE PERIOD FROM OCTOBER 6, 1995 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 1995
                        (EXPRESSED IN NEW TAIWAN DOLLARS)


                                                   1996               1995
                                             ---------------    ---------------
Supplemental disclosures of cash flow
information

 Cash paid for interest (excluding
  interest capitalized)                      $   107,332,898    $          --
                                             ===============    ===============

 Cash paid for income tax                    $     1,409,366    $          --
                                             ===============    ===============
Investing activities partially paid by
  cash

 Acquisition of fixed assets                 $ 8,891,391,405    $   488,349,715
 Add:payable at the beginning of period           41,249,401               --
 Less:payable at the end of period            (1,551,722,242)       (41,249,401)
                                             ---------------    ---------------
 Cash paid                                   $ 7,380,918,564    $   447,100,314
                                             ===============    ===============


Financing activities partially provided
  by cash

 Issued common stock                         $ 5,000,000,000    $ 5,000,000,000
 Less:Common stock issued for the
       technology knowhow                       (750,000,000)      (750,000,000)
                                             ---------------    ---------------
 Cash received                               $ 4,250,000,000    $ 4,250,000,000
                                             ===============    ===============


              The accompanying notes are an integral part of these
                             financial statements.

                        UNITED SEMICONDUCTOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                        (EXPRESSED IN NEW TAIWAN DOLLARS)


1. HISTORY AND ORGANIZATION

     United Semiconductor Corporation was incorporated as a company limited by shares on October 6, 1995 and commenced its operations in June, 1996. As of December 31, 1996, the paid-in capital is $10,000,000,000. The company's major business activities are as follows:

     a. Semiconductor and semiconductor device foundry.

     b. Providing the mask tooling, package, burn-in and testing services for the above-mentioned products.

     c. Research and development for the technology of wafer fabrication.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Translation of foreign currency transactions

     The  accounts  of  the  Company  are  maintained  in  New  Taiwan  dollars.
     Transactions denominated in foreign currencies are translated into New Taiwan dollars at the rates of exchange prevailing on the transaction dates. Receivables, other monetary assets and liabilities denominated in foreign currencies are translated into New Taiwan dollars at the rates of exchange prevailing at the balance sheet date. Exchange gains or losses are included in the current year's results.

     Cash equivalents

     Cash equivalents are short-term, highly liquid investments which are:

     A. Convertible to known amounts of cash at any time.

     B. So near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

     Marketable securities

     Marketable securities are recorded at cost when acquired. The carrying amount of the marketable securities portfolio is stated at the lower of its aggregate cost or market value at the balance sheet date. The market value for listed equity securities or close-ended funds are determined by the average closing prices occurred during the last month of the fiscal year. The market value for open-ended funds are determined by their equity per unit at balance sheet date.

     Allowance for doubtful accounts

     The allowance for doubtful accounts is provided based on the collectibility and aging analysis of notes and accounts receivable.

     Inventories

     Inventories, except raw materials, are stated at standard cost which is adjusted to actual cost based on weighted average method at month end. Inventories are valued at the lower of cost or market value at the year end. An allowance for loss on obsolescence and decline in market value is provided when necessary.

     Fixed assets

     A. Fixed assets are stated at cost. Interest incurred on loans used to finance the construction of property and plant is capitalized and depreciated accordingly.

     B. Depreciation is provided on the straight-line method using the assets' economic service lives. When the economic service lives are completed, fixed assets which are still in use are depreciated based on the residual value. The service lives of the fixed assets are five years.

     C.  Maintenance   and  repairs   are  charged  to  expenses  as   incurred.
         Significant   renewals   and   improvements   are  treated  as  capital
         expenditure and are depreciated accordingly.

     Intangible assets

     The intangible asset represents the technology knowhow provided by a major shareholder as a part of paid-in capital. Those assets are amortized over five years by straight-line method.

     Deferred charges

     Deferred charges are stated at cost and amortized on a straight-line basis over the following years: software-3 years; organization expense-5 years.

     Retirement plan

     The Company has a retirement plan covering all its regular employees. This plan is separately funded. Starting from 1996, the net pension cost is computed by actuaries based on FASB No. 18 of the R.O.C., which requires to consider the cost components such as service cost, interest cost, expected return on plan assets and amortization of net obligation at transition. The unrecognized net asset or obligation at transition is amortized equally over 15 years. Because the Company is newly set-up, the effect on above new accounting treatment applied is immaterial compared with those used in the original method in 1996.

     Income tax

     Income tax is provided based on accounting income after adjusting for permanent differences. The provision for income tax includes deferred tax resulting from items reported in different periods for tax and financial reporting purposes. A valuation allowance is provided for deferred tax asset to the extent that it is more likely than not that the tax benefits will not be realized. Over or under provision of prior year income tax liabilities are included in the current year income tax expense.

     Revenue and expenses

     Revenue is recognized when the products are delivered or services are completed. Expenses are recognized as incurred.

3. CONTENTS OF SIGNIFICANT ACCOUNTS

  (1) CASH AND CASH EQUIVALENTS

                                                          December    31
                                              ----------------------------------
                                                   1996                1995
                                              --------------      --------------

Cash:
Cash on hand                                  $    1,056,246      $      507,860
Demand accounts                                    2,599,717          47,077,353
Checking accounts                                 11,870,751           2,908,665
Time deposits                                  4,526,801,399       3,799,569,837
                                              --------------      --------------
                                               4,542,328,113       3,850,063,715
Cash equivalents:
Bonds with repurchase agreement                         --            10,000,000
                                              --------------      --------------
                                              $4,542,328,113      $3,860,063,715
                                              ==============      ==============


  (2) MARKETABLE SECURITIES

                                                          December    31
                                              ----------------------------------
                                                   1996                1995
                                              --------------      --------------

Mutual funds                                  $  150,248,974      $      -
Listed equity securities stocks                   52,570,553             -
                                              --------------      --------------
                                              $  202,819,527      $      -
                                              ==============      ==============


  (3) ACCOUNTS RECEIVABLE

                                                          December    31
                                              ----------------------------------
                                                   1996                1995
                                              --------------      --------------
Accounts receivable                           $  292,546,536      $      -
Less:Allowance for doubtful accounts              (5,907,501)            -
                                              --------------      --------------
                                              $  286,639,035      $      -
                                              ==============      ==============

  (4) INVENTORIES

                                                             December 31
                                                   -----------------------------
                                                       1996              1995
                                                   -------------     -----------
  Raw materials                                    $ 132,883,532     $      --
  Supplies                                            46,495,089            --
  Spare parts                                         30,734,412            --
  Work in process                                    247,877,444            --
  Finished goods                                      30,200,567            --
  Inventory in-transit                                47,494,663            --
                                                   -------------     -----------
                                                     535,685,707            --
  Less:Allowance for loss on obsolescence            (50,000,000)           --
                                                   -------------     -----------
                                                   $ 485,685,707     $      --
                                                   =============     ===========
(5) PROPERTY, PLANT AND EQUIPMENT


                                                December 31, 1996
                           -----------------------------------------------------
                                               Accumulated
                                Cost           Depreciation        Book Value
                           ---------------    ---------------    ---------------
Machinery and equipment    $ 8,611,439,301    $  (346,433,518)   $ 8,265,005,783
Transportation equipment         2,563,248           (142,404)         2,420,844
Furniture and fixtures          87,660,551         (6,481,739)        81,178,812
Leasehold improvements           8,076,092           (959,643)         7,116,449
Other equipment                  7,995,047           (590,138)         7,404,909
Construction in progress
 and prepayments               662,006,881               --          662,006,881
                           ---------------    ---------------    ---------------

                           $ 9,379,741,120    $  (354,607,442)   $ 9,025,133,678
                           ===============    ===============    ===============



                                                December  31, 1995
                                    --------------------------------------------
                                                    Accumulated
                                        Cost        Depreciation     Book Value
                                    ------------    ------------    ------------
Leasehold improvements              $  3,476,190    $       --      $  3,476,190
Construction in progress
 and prepayments                     484,873,525            --       484,873,525
                                    ------------    ------------    ------------

                                    $488,349,715    $       --      $488,349,715
                                    ============    ============    ============

     A. Interest expense amounting to $40,880,916 was capitalized in 1996.

     B. Please refer to note 5 for assets pledged as collateral.

  (6) SHORT-TERM LOANS


                                                         December   31
                                             -----------------------------------
                                                   1996                  1995
                                             ----------------        -----------

Unsecured loans                              $    161,520,003        $77,031,640
                                             ================        ===========
Annual interest rates                        1.34%-6.81%             1.28%-7.03%
                                             ================        ===========



  (7) LONG-TERM LOANS


        A. Long-term loans are summarized as follows:


                                                     December   31
                                         ---------------------------------------
                                              1996                    1995
                                         --------------         ----------------

Long-term loans                          $4,329,497,879         $           --
Current portion                                    --                       --
                                         --------------         ----------------
                                         $4,329,497,879         $           --
                                         ==============         ================


     B. Interest rates for long-term loans were floating rates. The average interest rate were 1.31% - 6.44% in 1996.

     C.  Please refer to note 5 for assets pledged as collateral.


  (8) RETIREMENT FUND


        A. All of the regular employees of the company are covered by the pension plan. Under the plan, the company contributes an amount equal to 2% of total wages on a monthly basis to the pension fund deposited with the Central Trust of China. Pension benefits are generally based on service years (two points per year for service years under 15 years and one point per year for service years over 15 years). Each employee is limited up to 45 points. Retirement benefits are paid from fund previously provided.

            During 1996, the Company has recognized the pension cost amounting $2,934,402 and contribution to the Company's employees' retirement fund was $2,494,858.

        B. Based on actuarial assumptions for the year of 1996, the discount rate and expected rate of return on plan asset are both 7% and the rate of compensation increase is 8%. As of December 31, 1996 the funded status of pension plan is listed as follows:

Vested Benefit Obligation                                          $       --
Non-vested Benefit Obligation                                        (2,346,481)
                                                                   ------------
Accumulated Benefit Obligation                                       (2,346,481)
Effect on projected salary increase                                 (12,681,151)
                                                                   ------------
Projected Benefit Obligation                                        (15,027,632)
Market-related Value of Plan Assets                                   2,494,858
Projected Benefit Obligation exceeds Plan Asset                     (12,532,774)
Unrecognized Net Obligation at Transition                               302,934
Unrecognized Pension Benefit                                         13,985,754
The Supplemental Accrued Pension Liability                           (1,755,914)
                                                                   ------------

Accrued Pension Liability                                          $       --
                                                                   ============

           Based on the actuarial report, the net pension cost should be $738,944 for 1996, however, the Company has contributed to the retirement fund amounting to $2,494,858, thus, the overprovision of $1,755,914 was reclassified as deferred pension cost.

  (9) COMMON STOCK

           The Company increased its capital by issuing 500,000,000 shares of common stock for cash at the par value of $10 per share which was approved through a resolution of directors' meeting held on June 21, 1996. The Company has completed the amendment procedures for registration. After the capitalization, issued and outstanding shares of common stocks is 1,000,000,000 shares.

  (10)RETAINED EARNINGS

         A. According to the Company's Articles of Incorporation, current year's earnings, if any, shall be distributed in the following order:

         (1)  paying all taxes and dues;

         (2)  covering prior years' operating losses, if any;

         (3)  setting aside 10% of the remaining amount, after deducting (1) and
              (2), as legal reserve;

         (4) allocating not over 10% of par value of common stocks as interest of capital to common stockholders.

         (5)  allocating 1% of the remaining  amount,  after deducting (1), (2),
              (3) and (4) above from the current year's earnings, as directors' and supervisors' fees;

         (6)  allocating not below 10% of the remaining amount,  after deducting
              (1), (2), (3) and (4) above from the current year's earnings, as employees' bonus;

         (7)  distributing   the  remaining   amount  in  accordance   with  the
              resolution of director's meeting and stockholder's meeting.

(11) DEFERRED TAXATION


    A. As of December 31, 1996, the balance of deferred tax liabilities and assets are as follows:

        1. Deferred tax assets                                     $806,347,640
                                                                   ============
        2. Deferred tax liabilities                                $178,109,462
                                                                   ============
        3. Allowance for valuation on deferred tax assets          $386,500,000
                                                                   ============
        4. The amount of temporary timing differences generated
           tax effect                                              $179,176,450
                                                                   ============
        5. The amount of investment tax credit generated tax
           effect                                                  $592,402,888
                                                                   ============

    B.  The caption in the balance sheet is as follows:

        Deferred income tax assets - current                      $  21,952,269

        Allowance for valuation on deferred income tax
        assets- current                                                   --
                                                                  -------------
                                                                  $  21,952,269
        Deferred income tax assets - noncurrent                   $ 784,395,371

        Allowance for valuation on deferred income tax asset
        -noncurrent                                                (386,500,000)
                                                                  -------------

                                                                    397,895,371
        Deferred income tax liabilities - noncurrent               (178,109,462)
                                                                  -------------
                                                                  $ 219,785,909
                                                                  =============

    C.  Income tax for 1996 is computed as follows:

        Current income tax for short-term negotiable income       $   1,409,366

        Increase in deferred tax assets                            (416,895,371)

        Increase in deferred tax liabilities                        164,866,735

        Income tax benefit                                        $(250,619,270)

     (12)THE INCOME AND EXPENSE FOR THE PERIOD OF DEVELOPMENT STAGE (FOR THE PERIOD FROM OCTOBER 6, 1995 TO JUNE 10, 1996)


                                     From January 1, 1996   From October 6, 1995
                                       to June 10, 1996       to June 10, 1996
                                     --------------------   --------------------
Operating expenses
 Administrative expenses               $(430,756,912)         $(440,894,194)
 Research and development expenses        (3,896,276)            (3,912,925)
                                       -------------          -------------
 Operating loss                         (434,653,188)          (444,807,119)
Non-operating income
 Interest income                          79,816,472            154,158,845
 Other income                                421,164                421,164
                                       -------------          -------------
                                          80,237,636            154,580,009
Non-operating expenses
 Exchange loss                           (17,460,052)           (30,190,609)
 Other loss                              (16,986,279)           (16,991,871)
                                       -------------          -------------
                                         (34,446,331)           (47,182,480)
                                       -------------          -------------
Net loss for the period of
   development  stage                  $(388,861,883)         $(337,409,590)
                                       =============          =============


4. RELATED PARTY TRANSACTION


     (1) Names and Relationships of Related Parties

  Name of the related parties                  The relationship with the Company
  ---------------------------                  ---------------------------------
United Microelectronics Co., Ltd.             The major investor of the Company.
United Integrated Circuit Co., Ltd.                Common board chairman.


     (2) Significant Related Party Transactions

           a. Sales

                                                  1996                                   1995
                                        ----------------------------          --------------------------
                                                         Percentage  of                     Percentage
                                        Amount             net sales          Amount        of net sales
                                        ------             ---------          ------        ------------
United Microelectronics
  Co., Ltd.                         $1,073,178,318             64 %             $--               --

United Integrated
 Circuit Co., Ltd.                       1,889,646             --                --               --
                                    --------------           -------           ------            ----

                                    $1,075,067,964             64 %             $--               --
                                    ==============           =======           ======            ====


   The above sales are dealt with certain discount in the ordinary course of business similar to those from other companies. The actual collection period is appoximately two months.

  b.Purchase

                                                           1996                                   1995
                                             --------------------------------------    ----------------------------
                                                                 Percentage of  net                   Percentage of
                                                Amount           Purchase               Amount        net Purchase
                                             -----------         ------------------    -------       --------------
  United Microelectronics
   Co., Ltd.                                 $63,089,241              12 %             $   -               -
                                             ===========         =============         =======          ========


   The above purchase are dealt with in the ordinary course of business similar to those from other companies, and are paid by checks which will become due after two months from purchase date.


  c. Notes receivable

                                                           1996                                   1995
                                         --------------------------------------    ----------------------------
                                                               Percentage of                    Percentage of
                                            Amount            notes receivable     Amount      notes receivable
                                         -----------         ------------------    -------     ----------------
United Microelectronics
 Co., Ltd.                               $196,616,300              100 %           $  -                -
                                         ============          ===============      ======        =========


  d. Accounts Receivale

                                                     December   31
                                ------------------------------------------------
                                          1996                     1995
                                --------------------------    ------------------
                                              Percentage of        Percentage of
                                                accounts               accounts
                                   Amount      receivable    Amount   receivable
                                ------------   ------------  ------  -----------
United Microelectronics
 Co., Ltd.                      $367,624,317        56 %             $     --

United Integrated
 Circuit Co., Ltd.                   440,360         --        --          --
                                ------------   ------------   ----   -----------

                                $368,064,677        56 %      $--          --
                                ============   ============   ====   ===========

  e. Notes payable

                                                                           December  31
                                          ---------------------------------------------------------------------------
                                                        1996                                     1995
                                          ---------------------------------          --------------------------------
                                                              Percentage of                            Percentage of
                                             Amount           notes payable            Amount          notes payable
                                          -----------         -------------          ----------        --------------
 United Microelectronics
  Co., Ltd.                               $44,046,462               29 %             $    -                -
                                          ===========         =============          ==========        ==============


  f. Other payable

                                                                          December 31
                                          --------------------------------------------------------------------
                                                        1996                                 1995
                                          ----------------------------------        --------------------------
                                                              Percentage of                      Percentage of
                                             Amount           other payable          Amount      other payable
                                          -----------        ---------------       ---------    --------------
 United Microelectronics
  Co., Ltd.                               $55,806,843              59 %             $  -               -
                                          ===========         =============         =======        ========

  g. Other transaction

     The other transactions with United Microelectronics Co., Ltd. in 1996:

            Items                                                    Amount
----------------------------------                              ----------------
Rental expense                                                      $153,128,033
                                                                    ============
Factory administration expense                                      $ 24,553,535
                                                                    ============
Electric and water expense                                          $ 75,601,599
                                                                    ============

5. ASSETS PLEDGED AS COLLATERAL

                                                        December  31
                                         ------------------------------------
        Assets                                  1996                   1995           Subject of collateral
-----------------------                  ---------------             --------         ---------------------
Machinery and equipment                  $ 2,418,834,243             $   -               Long-term loan
                                         ===============             ========

6. COMMITMENTS AND CONTINGENT

     a. The Company's unused letters of credit for import machinery was approximately $1,425,746 at December 31, 1996.

     b. The Company has signed several contracts for purchase of the equipment amounting to $5,739,246,000. As of December 31, 1996, the amount of outstanding obligations for these contracts is $ 1,548,596,000.

     c. Certain rightor of patent will want to claim the Company for the compensation resulting from using its patent in the production. However, up to December 31, 1996, the above issue is still uncertain. Thus the amount of compensation can not be estimated.

7. COMPARATIVE FIGURES RECLASSIFICATION

     Certain accounts in the 1995 financial statements have been reclassified to conform with the presentation adopted for the 1996 financial statements.