Form 10-K/A
period 1997-03-29
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1997-07-01
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   Form 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the Fiscal Year Ended March 29, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934  [NO FEE REQUIRED].

For the Transition period from _____ to _________.

                         Commission file number: 0-22594

                       ALLIANCE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                    Delaware                                    77-0057842
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)

3099 North First Street, San Jose, California                     95134
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (408) 383-4900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, $0.01 par value per share


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A
or any amendment to this Form 10-K/A.  [   ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of Registrant as of June 20, 1997 was $193,471,512 based on the closing sale price of such stock on the Nasdaq National Market.

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

Yes  X   No
    ---     ---

          As of June 20, 1997, there were 39,049,197 shares of Registrant's Common Stock issued and outstanding.

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

         The undersigned Registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended March 29, 1997, that was filed by Registrant with the Securities and Exchange Commission on June 27, 1997, as set forth below:

         1. Amend the Index to Exhibits (pursuant to Item 14(a)(3)) to include Exhibit 23.2.

         2.       Add Exhibit Number 23.2.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

         ALLIANCE SEMICONDUCTOR CORPORATION


         By:  /s/    N. Damodar Reddy                    Date: July 1, 1997
             -----------------------------------
              N. Damodar Reddy, Chairman
              of the Board, Chief Executive
              Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.



                   Signature                                      Title                                 Date
                   ---------                                      -----                                 ----
    Principal Executive Officer:

    /s/ N. DAMODAR REDDY                     Chairman  of the Board,  Chief  Executive  Officer
    ----------------------------------       and President.                                            July 1, 1997
    N. Damodar Reddy

    Principal Financial Officer and
    Principal Accounting Officer:

    /s/ CHARLES ALVAREZ                      Vice President-Finance and Administration and
    ---------------------------------        Chief Financial Officer                                   July 1, 1997
    Charles Alvarez

    Directors:

    /s/ SANFORD L. KANE                      Director                                                  July 1, 1997
    ---------------------------------
    Sanford L. Kane

    /s/ JON B. MINNIS                        Director                                                  July 1, 1997
    ---------------------------------
    Jon B. Minnis

    /s/ C.N. REDDY                           Director                                                  July 1, 1997
    ---------------------------------
    C.N. Reddy

    /s/ N. DAMODAR REDDY                     Director                                                  July 1, 1997
    ---------------------------------
    N. Damodar Reddy



Item 14(a)(3):

                                                 INDEX TO EXHIBITS


     Exhibit Number       Documentation Description                                                          Page
     --------------       -------------------------                                                          ----
          3.01            Registrant's Certificate of Incorporation                                           (A)
          3.02            Registrant's Certificate of Elimination of Series A Preferred Stock                 (A)
          3.03            Registrant's Certificate of Amendment of Certificate of Incorporation               (F)
          3.04            Registrant's Bylaws                                                                 (A)
          4.01            Specimen of Common Stock Certificate of Registrant                                  (A)
         10.01+           Registrant's  1992 Stock Option Plan adopted by Registrant on April 7,  1992 and    (K)
                          amended through September 19, 1996, and related documents
         10.02+           Registrant's  Directors  Stock Option Plan adopted by  Registrant  on October 1,    (A)
                          1993 and related documents
         10.03+           Form of Indemnity  Agreement used between Registrant and certain of its officers    (A)
                          and directors
         10.04+           Form of  Indemnity  Agreement  used  between the  Registrant  and certain of its    (K)
                          officers
         10.05*           Foundry   Production   Agreement  dated   December 11,   1992,   between  United    (A)
                          Microelectronics Corporation and Asian Specific Technology Ltd., as amended
         10.06            Sales Representative,  Distributor and Intermediary Agreement dated December 11,    (A)
                          1992, between Registrant and Asian Specific Technology Ltd.
         10.07            Sublease Agreement dated  February 1994  between Registrant and Fujitsu America,    (B)
                          Inc.
         10.08            Net Lease  Agreement  dated  February 1,  1994  between  Registrant  and Realtec    (B)
                          Properties I L.P.
         10.09*           Subscription  Agreement  dated  February 17,  1995,  by  and  among  Registrant,    (C)
                          Singapore  Technology Pte. Ltd. and Chartered  Semiconductor  Manufacturing Pte.
                          Ltd.
         10.10*           Manufacturing   Agreement  dated  February  17,  1995,  between  Registrant  and    (C)
                          Chartered Semiconductor Manufacturing Pte. Ltd.
         10.11            Supplemental   Subscription  Agreement  dated  March 15,   1995,  by  and  among    (D)
                          Registrant,   Singapore   Technology  Pte.  Ltd.  and  Chartered   Semiconductor
                          Manufacturing Pte. Ltd.


                                                 INDEX TO EXHIBITS


     Exhibit Number       Documentation Description                                                          Page
     --------------       -------------------------                                                          ----

         10.12*           Supplemental  Manufacturing  Agreement dated March 15, 1995,  between Registrant    (D)
                          and Chartered Semiconductor Manufacturing Pte. Ltd.
         10.13*           Foundry  Venture  Agreement  dated  July 8,  1995, by and among  Registrant,  S3    (E)
                          Incorporated and United Microelectronics Corporation
         10.14*           Foundry Capacity Agreement dated July 8,  1995, by and among Registrant,  Fabco,    (E)
                          S3 Incorporated and United Microelectronics Corporation
         10.15*           Foundry  Venture  Agreement  dated  September 29, 1995,  between  Registrant and    (F)
                          United Microelectronics Corporation
         10.16*           Foundry Capacity  Agreement dated  September 29,  1995, by and among Registrant,    (F)
                          FabVen and United Microelectronics Corporation
         10.17*           Written  Assurances Re: Foundry  Venture  Agreement  dated September 29, 1995 by    (F)
                          and among Registrant FabVen and United Microelectronics Corporation
        10.18**           Letter Agreement dated June 26,  1996 by and among  Registrant,  S3 Incorporated    (G)
                          and United Microelectronics Corporation
         10.19            Stock Purchase Agreement dated as of June 30,  1996 by and among Registrant,  S3    (H)
                          Incorporated,  United  Microelectronics  Corporation  and  United  Semiconductor
                          Corporation
        10.20**           Amendment to FabCo Foundry  Capacity  Agreement dated as of July 3,  1996 by and    (H)
                          among  Registrant,  S3  Incorporated,  United  Microelectronics  Corporation and
                          United Semiconductor Corporation
         10.21            Side  Letter  dated  July 11,  1996 by and  among  Registrant,  S3 Incorporated,    (H)
                          United Microelectronics Corporation and United Semiconductor Corporation
         10.22+           1996 Employee Stock Purchase Plan                                                   (I)
         10.23            Letter  Agreement  dated   December 23,   1996  by  and  among  Registrant,   S3    (J)
                          Incorporated,  United  Microelectronics  Corporation  and  United  Semiconductor
                          Corporation

                                                 INDEX TO EXHIBITS


     Exhibit Number       Documentation Description                                                          Page
     --------------       -------------------------                                                          ----

         10.24            Trademark License Agreement dated as of October 17,  1996 between Registrant and    (K)
                          Alliance Semiconductor  International  Corporation,  a Delaware corporation,  as amended through May 31, 1997
         10.25            Restated  Amendment to FabCo Foundry Venture  Agreement dated as of February 28,    (K)
                          1997  by  and  among  Registrant,   S3  Incorporated,   United  Microelectronics
                          Corporation and United Semiconductor Corporation
         10.26            Letter  Agreement  dated  April 25,  1997 by and among
                          Registrant,     S3     Incorporated,     (K)    United
                          Microelectronics  Corporation and United Semiconductor
                          Corporation
        10.27**           Restated DRAM Agreement  dated as of  February 28,  1996 between  Registrant and    (K)
                          Untied Microelectronics Corporation
        10.28**           First  Amendment to Restated DRAM Agreement  dated as of March 26,  1996 between    (K)
                          Registrant and United Microelectronics Corporation
        10.29**           Second  Amendment to Restated DRAM Agreement  dated as of July 10,  1996 between    (K)
                          Registrant and United Microelectronics Corporation
         10.30            Promissory Note and Security  Agreement dated March 28,  1997 between Registrant    (K)
                          and Matrix Funding Corporation
         10.31            Letter   Agreement   dated   June 23,   1997  between   Registrant   and  United    (K)
                          Microelectronics Corporation
         11.01            Statement Re:  Computation of Earnings Per Share                                    (K)
         21.01            Subsidiaries of Registrant                                                          (K)
         23.01            Consent of Price Waterhouse LLP (San Jose, California)                              (K)
         23.02            Consent of Price Waterhouse LLP (Hsinchu, Taiwan)                                   (K)
         27.01            Financial Data Schedule                                                             (K)




      ------------
           + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
           *              Confidential  treatment  has been granted with respect
                          to certain  portions of     this document.
           **             Confidential treatment has been requested with respect
                          to certain  portions of this document.
          (A)             The  document  referred to is hereby  incorporated  by
                          reference from Registrant's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.
          (B) The document referred to is hereby incorporated by reference from Registrant's Annual Report of Form 10-KSB filed with the Commission on June 29, 1994.
          (C) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.
          (D) The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-KSB filed with the Commission on June 30, 1995.
          (E) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.
          (F) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 14, 1995.
          (G) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on August 13, 1996.
          (H) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 12, 1996.
          (I) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.
          (J) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on February 11, 1997.

          (K)             The document referred to is filed herewith.
