Form 10-Q
period 1997-06-28
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1997-08-12
CIK 913293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 28, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from       to
                                             -----    -----

                         Commission file number 0-22594


                       ALLIANCE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                    Delaware                           77-0057842
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification No.)

             3099 North First Street
               San Jose, California                       95134-2006
     (Address of principal executive offices)             (Zip code)

                                 (408) 383-4900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No    .
                                             ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X  No   .
                         ---   ---

         The number of shares outstanding of the registrant's Common Stock on August 7, 1997 was 39,184,134 shares.


                        Page 1 of 19, including exhibits

                       ALLIANCE SEMICONDUCTOR CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                       PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

     Consolidated Balance Sheets
        June 30, 1997 and March 31, 1997                                  3

     Consolidated Statements of Operations
        Three months ended June 30, 1997 and 1996                         4

     Consolidated Statements of Cash Flows
        Three months ended June 30, 1997 and 1996                         5

     Notes to Consolidated Financial Statements                         6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations             8-14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                               15

Item 2. Changes in Securities.                                    Not Applicable

Item 3. Defaults Upon Senior Securities.                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.      Not Applicable

Item 5. Other Information.                                        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.                                16

SIGNATURES                                                               17

Part I. FINANCIAL INFORMATION
Item I. Consolidated Financial Statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)
                                                             June 30,  March 31,
                                                               1997      1997
                                                             --------   --------
                                     ASSETS

Current assets:

     Cash and cash equivalents                               $ 28,643   $ 22,489

     Accounts receivable, net                                  19,891     16,827

     Inventory                                                 38,196     29,535

     Deferred taxes                                            18,346     17,851

     Income tax receivable                                     14,633     14,633

     Other current assets                                       1,158      1,636
                                                             --------   --------
          Total current assets                                120,867    102,971

Property and equipment, net                                    11,097     11,352

Investment in Chartered Semiconductor                          51,596     51,596

Investment in United Semiconductor Corp.                       54,749     52,829

Investment in United Silicon, Inc.                             13,701     13,701

Other assets                                                      116        120
                                                             --------   --------
                                                             $252,126   $232,569
                                                             ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                        $ 37,913   $ 18,766

     Accrued liabilities                                        4,203      4,584

     Current portion of long term obligations                   1,630      1,621
                                                             --------   --------
                     Total current liabilities                 43,746     24,971

Long term obligations                                           1,794      2,219

Deferred tax liability                                            702        702
                                                             --------   --------
                     Total liabilities                         46,242     27,892
                                                             --------   --------
Stockholders' equity

     Common stock                                                 390        390

     Additional paid-in capital                               180,111    180,012

     Retained earnings                                         25,383     24,275
                                                             --------   --------
                     Total stockholders' equity               205,884    204,677
                                                             --------   --------
                                                             $252,126   $232,569
                                                             ========   ========

          See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended
                                                                June 30,
                                                                --------
                                                             1997       1996
                                                           --------   --------

Net revenues                                               $ 36,339   $ 14,108

Cost of revenues                                             29,615     24,331
                                                           --------   --------

     Gross profit (loss)                                      6,724    (10,223)
                                                           --------   --------

Operating expenses:

     Research and development                                4,107       3,439

     Selling, general and administrative                     4,055       2,492
                                                          --------    --------

                    Total operating expenses                 8,162       5,931
                                                          --------    --------

Income (loss) from operations                               (1,438)    (16,154)

Other income, net                                              189         716
                                                          --------    --------

Income (loss) before income taxes
     and equity in income of USC                            (1,249)    (15,438)

Benefit for income taxes                                      (437)     (5,403)
                                                          --------    --------

Income (loss) before equity in income of USC                  (812)    (10,035)

Equity in income of USC                                      1,920        --
                                                          --------    --------

Net income (loss)                                         $  1,108    ($10,035)
                                                          ========    ========

Net income (loss) per share                               $   0.03    ($  0.26)
                                                          ========    ========

Weighted average common shares
     and equivalents                                        41,042      38,416
                                                          ========    ========



          See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                           Three Months Ended
                                                                June 30,
                                                                --------
                                                            1997        1996
                                                         ----------  -----------

Cash flows from operating activities:

    Net income (loss)                                     $  1,108    ($10,035)

    Adjustments to reconcile net income (loss) to net cash provided by (usedin) operating activities:

    Depreciation and amortization                              837         700

    Equity in income of USC                                 (1,920)       --

    Changes in assets and liabilities:

         Accounts receivable                               (3,064)     (2,027)
         Inventory                                         (8,661)     (2,670)
         Other assets                                         482       6,292
         Accounts payable                                  19,147        (310)
         Accrued liabilities                                 (381)     (1,568)
         Income taxes including
            deferred income taxes                            (495)     (3,845)
                                                         ----------  -----------

              Net cash provided by (used in)                7,053     (13,463)
              operating activities                       ----------  -----------

Cash used in investing activities:

    Acquisition of equipment                                 (582)     (1,319)

    Investment in United Silicon, Inc.                        --          187
                                                         ----------  -----------

              Net cash used in investing activities          (582)     (1,132)
                                                         ----------  -----------

Cash flows from financing activities:

      Net proceeds from issuance of common stock               99         116

      Repayments of long term obligations                    (416)         --
                                                         ----------  -----------

              Net cash provided by (used in) financing
              activities                                     (317)        116
                                                         ----------  -----------

Net increase (decrease) in cash and cash equivalents        6,154     (14,479)

Cash and cash equivalents at beginning of the period       22,489      80,566
                                                         ----------  -----------

Cash and cash equivalents at end of the period           $ 28,643    $ 66,087
                                                         ==========  ===========

Supplemental disclosures:

      Income taxes paid (refunded)                       $   --      $ (7,962)
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 1997 and 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 1997.

         For purposes of presentation, the Company has indicated the first three months of fiscal 1998 and 1997 as ending on June 30, respectively; whereas, in fact the Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter.

         The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                              June 30,                March 31,
                                                1997                     1997
                                              -------                  -------
Inventory:                                            (in thousands)
      Work in process                         $22,655                  $18,319
      Finished goods                           15,541                   11,216
                                              -------                  -------
                                              $38,196                  $29,535
                                              =======                  =======


Note 3. Inventory Charge

      During the first quarter of fiscal 1997, the Company continued to experience a significant deterioration in the average selling prices and a slowing in demand for certain of its SRAM products. As a result of this deterioration, the Company recorded a pre-tax charge of approximately $16.0 million primarily to reflect a further decline in market value of the Company's inventory. This charge included $2.3 million for adverse purchase commitments related to these SRAM products. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for SRAM products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. Commitments

      At June 30, 1997, the Company had approximately $18.4 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.

      In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately $16.4 million) in July 1996, and had the option to pay, on or before July 31, 1997, approximately NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. The Company exercised this option and paid approximately NTD 492 million (approximately US$17.6 million) in July 1997. As a result of this last payment, Alliance has an equity ownership of approximately 19% and the right to purchase up to approximately 25% of the manufacturing capacity in this facility.

      In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc., for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance's investment, which is payable in NTD, will be up to approximately US$30 million payable in up to three installments. The first installment of approximately 50% of the total investment was made in January 1996, and the Company has the option to pay a second installment of approximately 25% of the total investment in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997. The final installment of approximately 25% of the total investment is called for on or before fab production ramp-up. If the Company exercises its option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility.

      As of June 30, 1997, $4.8 million of standby letters of credit were outstanding and expire on or before September 30, 1997.


Note 5. Net Income (Loss) Per Share

      Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include common stock options using the treasury stock method.

         Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" was issued in February 1997. Under SFAS 128, the Company will be required to disclose basic EPS and diluted EPS, for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. SFAS 128 requires adoption for both interim and annual fiscal periods ending after December 15, 1997. If SFAS 128 has been in effect during the first quarter of fiscal 1998 and 1997, basic and diluted EPS would not have been significantly different than EPS reported for those periods.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

         When used in this Report, the words "expects," anticipates," "believes," "approximates," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the personal computer, networking, telecommunications and instrumentation markets, in particular as they may affect demand for or pricing of the Company's products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; and the availability and cost of products from the Company's suppliers; are subject to risks and uncertainties. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part II of the Company's Annual report on Form 10-K for the fiscal year ended March 30, 1997 filed with the Securities and Exchange Commission on June 27, 1997. These risks and uncertainties, or the occurrence of other events, could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.


Results of Operations

         The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:
                                                          Three Months Ended
                                                               June 30,
                                                        ------------------------
                                                         1997            1996
                                                        -------         --------

Net revenue                                              100.0%          100.0%
Cost of revenue                                           81.5           172.5
                                                        -------         --------
   Gross profit (loss)                                    18.5           (72.5)
                                                        -------         --------
Operating expenses:
   Research and development                               11.3            24.4
   Selling, general and administrative                    11.2            17.6
                                                        -------         --------
Total operating expenses                                  22.5            42.0
                                                        -------         --------
Income (loss) from operations                             (4.0)         (114.5)
Other income, net                                          0.5             5.1
                                                        -------         --------
Income (loss) before income taxes and
   equity in income of USC                                (3.5)         (109.4)
Provision (benefit) for income taxes                      (1.2)          (38.3)
                                                        -------         --------
Income before equity in income of USC                     (2.3)%         (71.1)%
                                                        =======         ========

Net Revenue

     During the first quarter of fiscal 1998, the Company's net revenue was principally derived from the sale of DRAM and SRAM products, whereas the Company's net revenue for the first quarter of fiscal 1997 was principally derived from the sale of SRAM products. Net revenue for the first quarter of fiscal 1998 was $36.3 million, or 158% higher than the $14.1 million of revenue for the first quarter of fiscal 1997. During the first quarter of fiscal 1998, one customer accounted for 12% of net revenue. During the first quarter of fiscal 1997, one customer accounted for 10% of net revenue. The increase in net revenue in the first quarter of fiscal 1998 was due to increased production of DRAM products and an overall increase in the number of units shipped, offset by decreases in the average selling prices for the Company's SRAM and 4 megabit DRAM products and a decrease in demand for certain of the Company's SRAM products.

     Revenues from the Company's SRAM products contributed approximately 26% of the Company's net revenues for the first quarter of fiscal 1998 compared to approximately 83% of the Company's net revenues for the first quarter of fiscal 1997. To increase demand and the average selling price for the Company's SRAM products, the Company has added to its SRAM product offerings and begun to manufacture in volume quantities enhanced versions of 1 megabit SRAMs and a 4 megabit SRAM. The Company is unable to predict when or if such price and demand declines will stabilize or if the introduction of new product offerings will offset future price and demand declines. A continued decline in average selling prices or unit demand could have a material adverse effect on the Company's operating results.

     In addition to existing DRAM product offerings, the Company has recently begun to manufacture volume quantities of 4 megabit DRAM, in a 256KbitX16 configuration, and a 16 megabit DRAM. Revenues from the Company's DRAM products contributed approximately 69% of the Company's net revenues for the first quarter of fiscal 1998 compared to approximately 8% of the Company's net revenues for the first quarter of fiscal 1997. The DRAM market is characterized by volatile supply and demand conditions, fluctuating pricing and rapid technology changes to higher density products. During the first quarter of fiscal 1998, average selling prices for the Company's DRAM products declined compared to same period of the prior year. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs could have a material adverse effect on the Company's operating results.

     The Company has also recently begun to manufacture in volume quantities the new ProMotion-AT3D, the latest enhancement to the Company's multi-media user interface ("MMUI") accelerator product family. Sales of the Company's MMUI product line contributed approximately 5% to the Company's net revenues for the first quarter of fiscal 1998 compared to approximately 9% of the Company's net revenues for the first quarter of fiscal 1997. The graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features. A significant decline in average selling prices due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results.

     Generally, the markets for the Company's products are characterized by volatile supply and demand conditions, numerous competitors, rapid technological change and product obsolescence. These conditions could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company's suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.


Gross Profit (Loss)

     The Company experienced a gross profit for the first quarter of fiscal 1998 of $6.7 million, or 18.5% of net revenue compared to a gross loss of $10.2 million, or (72.5)% of net revenue for the same period of fiscal 1997. The gross profit and increase in gross margin in the first quarter of fiscal 1998 resulted from sales of higher margin products and the absence of pre-tax inventory and purchase commitment related charges of approximately $16.0 million recorded in the first quarter of fiscal 1997 primarily to reflect declines in the market value for certain of the Company's products, offset by continued declines in average selling prices of certain of the Company's products. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could result in material adverse impacts on the Company's gross margins.

     The Company is subject to a number of factors which may have an adverse impact on gross margins, including the availability and cost of products from the Company's suppliers; increased competition and related decreases in average unit selling prices; changes in the mix of products sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that one or more of the factors set forth in this paragraph will not have a material adverse effect on the Company's gross margins in future periods.


Research and Development

     Research and development expenses were $4.1 million, or 11.3% of net revenue in the first quarter of fiscal 1998 compared to $3.4 million, or 24.4% of net revenue in the same period of the prior year. The increase in research and development expenses was due to increased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction and increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.


Selling, General and Administrative

     Selling, general and administrative expenses were $4.1 million, or 11.2% of net revenue in the first quarter of fiscal 1998 compared to $2.5 million, or 17.6% of net revenue in the first quarter of fiscal 1997. The increase in selling, general and administrative expenses was primarily the result of increased sales commissions due to increased revenue, increased legal expenses in connection with certain legal matters and higher personnel-related costs. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue.


Other Income, Net

     Net other income was $0.2 million for the first quarter of fiscal 1998 compared to $0.7 million for the same period of fiscal 1997. Net other income for the first quarter of fiscal 1998 primarily represents interest and dividend income from investments.


Provision (Benefit) for Income Taxes

     The Company's effective tax rate was 35.0% for the first quarter of fiscal 1998 and fiscal 1997. The tax benefit for the first quarter of fiscal 1998 represents amounts which may be carried back to offset taxes paid in prior years, resulting in a tax refund to the Company.


Equity in Income of United Semiconductor Corporation

     As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, United Semiconductor Corporation, ("USC"). This investment is accounted for under the equity method of accounting with a ninety day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the Company's share of income earned by USC for the previous quarter. The Company reported such an amount in the first quarter of fiscal 1998. No amount was reported for the same period of the prior year as the Company's share of USC's net income was not material.

Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including general economic conditions, changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in average selling prices of the Company's products, fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the timing of new products announcements and introductions by the Company or its competitors, changes in the mix of products sold, the cyclical nature of the semiconductor industry, the gain or loss of significant customers, increased research and development expenses associated with new product introductions, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand and the timing of significant orders. Operating results could be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results will be adversely affected if increased sales levels are not achieved.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has recently experienced significant deterioration in average selling prices for its SRAM and DRAM products. The Company is unable to predict when or if such decline in prices will stabilize. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit in an amount sufficient to offset the declines in average selling prices. There can be no assurance the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or reduce its cost per unit to offset declines in average selling prices. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity which the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products at an acceptable cost to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of products shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and subject to rapid technology and price change. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customers' changes and cancellations. The Company has in the past produced excess quantities of certain products which has had a material adverse effect on the

Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during fiscal 1996 and fiscal 1997, during which periods the Company recorded pre-tax charges of $55 million and $17 million, respectively, primarily to reflect a decline in the market value of certain inventory and certain manufacturing issues.

     The Company currently relies on outside foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs, and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of foundry capacity and may seek to add additional foundry capacity, there can be no assurance that capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

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

     The Company also is party to certain legal proceedings, and is subject to the risk of adverse developments in such proceedings. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company currently is involved in patent litigation, and also has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims. The Company currently is party to an anti-dumping proceeding, which may result in the imposition of
dumping  duties  on  the  Company's   importation  into  the  United  States  of
Taiwan-manufactured SRAMs. A material portion of the Company's SRAMs are manufactured in Taiwan, and imposition of such duties could materially adversely affect the Company's ability to sell such products in the United States. There can be no assurance that adverse developments in current or future legal proceedings will not have a material adverse effect on the Company's operating results or financial condition.

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


Liquidity and Capital Resources

     The Company's operating activities generated cash of $7.1 million in the first quarter of fiscal 1998 and used cash of $13.5 million in the first quarter of fiscal 1997. Cash generated from operations in the first quarter of fiscal 1998 was the result of net income generated during the period and a net increase in certain working capital components. Cash used in operations in the first quarter of fiscal 1997 was primarily a result of net loss generated during the period combined with a net decrease in certain working capital components.

     Net cash used in investing activities was $0.6 million for the first quarter of fiscal 1998 and $1.1 million for the same period of fiscal 1997. Net cash used in investing activities in the first quarter of fiscal 1998 reflects equipment purchases of $0.6 million. Net cash used in investing activities in the first quarter of fiscal 1997 reflects equipment purchases of $1.3 million, partially offset by a reduction in the investment of United Silicon, Inc. of $0.2 million.

     The Company's financing activities used cash of $0.3 million in the first quarter of fiscal 1998 and provided cash of $0.1 million in the first quarter of fiscal 1997. Net cash used in financing activities in the first quarter of fiscal 1997 reflects repayment of long term obligations of $0.4 million, offset by net proceeds of $0.1 million from the sales of common stock in connection with the exercise of stock options. Net cash provided by financing activities in the first quarter of fiscal 1997 reflects net proceeds from the sales of common stock in connection with the exercise of stock options.

     At June 30, 1997, the Company had $28.6 million in cash, an increase of $6.1 million from March 31, 1997, and working capital of $77.1 million, a decrease of $0.9 million from March 31, 1997. The Company believes that these sources of liquidity, together with an expected tax refund (which was received in July 1997) and anticipated financings, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

Corporation, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. The facility is now in full production using advanced submicron semiconductor manufacturing processes. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately $16.4 million) in July 1996, and had the option to pay, on or before July 31, 1997, approximately NTD 450 million, plus interest at a rate of 8.5% on such amount from and after July 4, 1996. The Company exercised this option and paid approximately NTD 492 million (approximately US$17.6 million) in July 1997. As a result of this last payment, Alliance has an equity ownership of approximately 19% and the right to purchase up to approximately 25% of the manufacturing capacity in this facility.

      In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc., for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The facility is expected to commence production utilizing advanced submicron semiconductor manufacturing processes in late 1997, although there can be no assurance that production will begin on schedule. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance's investment, which is payable in NTD, will be up to approximately US$30 million payable in up to three installments. The first installment of approximately 50% of the total investment was made in January 1996, and the Company has the option to pay a second installment of approximately 25% of the total investment in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997, and the final installment of approximately 25% of the total investment is called for on or before fab production ramp-up. If the Company exercises its option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility.

     In addition, the Company believes that success in its industry requires substantial capital and liquidity. In addition to capital needs for its ongoing business operations, the Company also may desire, from time to time, as market and business conditions warrant, to invest in or acquire complementary businesses, products or technologies. As a result, the Company may seek additional equity or debt financings to fund such activities or to otherwise take advantage of favorable financing opportunities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on terms acceptable to the Company, if at all.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         As previously reported, in March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, the Company moved to dismiss the amended complaint. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses against the asserted claims. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

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

    3.02  Company's Bylaws                                                   (A)

    3.03  Company's Certificate of Elimination of Series A Preferred Stock   (A)

    3.04  Company's Certificate of Amendment of Certificate of               (B)
          Incorporation

    4.01  Specimen of Common Stock Certificate of Company                    (A)

   10.01  Trademark License Agreement dated as of October 17, 1996 between   (C)
          Company and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997

   10.02  Letter Agreement dated April 25, 1997 by and among Registrant,
          S3 Incorporated, United Microelectronics Corporation and
          United Semiconductor Corporation                                   (C)

   10.03  Letter Agreement dated June 23, 1997 between Company and           (C)
          United Microelectronics Corporation

   11.01  Statement re: Computation of Net Income (Loss)  per Share          (D)
          and Common Equivalent Shares

   27.01  Financial Data Schedule                                            (D)


(b) Reports on Form 8-K

     None.


----------------------------------
(A) The document referred to is hereby incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(B) The document referred to is hereby incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 14, 1995.

(C) The document referred to is hereby incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-22594) filed with the Commission on June 27, 1997.

(D)  The document referred to is filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Alliance Semiconductor Corporation
                                           (Registrant)



Date: August 12, 1997             /s/ N. D. Reddy
                                  ---------------
                                  N. Damodar Reddy
                                  President and Principal Executive Officer




Date: August 12, 1997             /s/ Charles Alvarez
                                  -------------------
                                  Charles Alvarez
                                  Vice President - Finance and
                                  Administration and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)