Form 10-Q
period 1997-09-27
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1997-11-12
CIK 913293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 27, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___.

         The number of shares outstanding of the Registrant's Common Stock on November 6, 1997 was 39,319,416 shares.

                        Page 1 of 20, including exhibits

The Exhibit Index is located on page 18.

                                   ALLIANCE SEMICONDUCTOR CORPORATION

                                               FORM 10-Q

                                                 INDEX

                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets
     September 30, 1997 and March 31, 1997                                                           3

Consolidated Statements of Operations
     Three months and six months ended September 30, 1997 and 1996                                   4

Consolidated Statements of Cash Flows
     Six months ended September 30, 1997 and 1996                                                    5

Notes to Consolidated Financial Statements                                                          6-8

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                                 8-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           Not Applicable

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                           16

Item 2. Changes in Securities                                                                 Not Applicable

Item 3. Defaults upon Senior Securities                                                       Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                                         17

Item 5. Other Information                                                                     Not Applicable

Item 6. Exhibits and Reports on Form 8-K                                                            18

Signatures                                                                                          19

                                       2

Part I. Financial Information
Item I. Consolidated Financial Statements

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
                                                      (unaudited, in thousands)
                                                                                                        September 30,      March 31,
                                                                                                            1997             1997
                                                                                                            ----             ----
                                                               ASSETS

Current assets:

     Cash and cash equivalents                                                                             $ 20,911         $ 22,489

     Accounts receivable, net                                                                                15,206           16,827

     Inventory                                                                                               33,533           29,535

     Deferred taxes                                                                                          19,103           17,851

     Income tax receivable                                                                                     --             14,633

     Other current assets                                                                                     1,159            1,636
                                                                                                           --------         --------

          Total current assets                                                                               89,912          102,971

Property and equipment, net                                                                                  11,196           11,352

Investment in Chartered Semiconductor                                                                        51,596           51,596

Investment in United Semiconductor Corp. ("USC")                                                             75,014           52,829

Investment in United Silicon, Inc. ("USI")                                                                   13,701           13,701

Other assets                                                                                                    120              120
                                                                                                           --------         --------

                                                                                                           $241,539         $232,569
                                                                                                           ========         ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                                      $ 30,360         $ 18,766

     Accrued liabilities                                                                                      4,712            4,584

     Current portion of long term obligations                                                                 1,677            1,621
                                                                                                           --------         --------

                     Total current liabilities                                                               36,749           24,971

Long term obligations                                                                                         1,357            2,219

Deferred tax liability                                                                                          702              702
                                                                                                           --------         --------

                     Total liabilities                                                                       38,808           27,892

                                                                                                           --------         --------

Stockholders' equity

     Common stock                                                                                               393              390

     Additional paid-in capital                                                                             181,506          180,012

     Retained earnings                                                                                       20,832           24,275
                                                                                                           --------         --------

                     Total stockholders' equity                                                             202,731          204,677
                                                                                                           --------         --------

                                                                                                           $241,539         $232,569
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

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                         Three Months Ended                  Six Months Ended
                                                                            September 30,                      September 30,
                                                                         ------------------                  ----------------
                                                                       1997              1996              1997             1996
                                                                       ----              ----              ----             ----
Net revenue                                                          $ 28,998          $ 13,135          $ 65,337          $ 27,243

Cost of revenue                                                        31,693            11,029            61,308            35,360

                                                                     --------          --------          --------          --------

     Gross profit (loss)                                               (2,695)            2,106             4,029            (8,117)
                                                                     --------          --------          --------          --------

Operating expenses:

     Research and development                                           3,558             3,639             7,665             7,078

     Selling, general and administrative                                4,885             2,703             8,940             5,195
                                                                     --------          --------          --------          --------

                    Total operating expenses                            8,443             6,342            16,605            12,273
                                                                     --------          --------          --------          --------

Income (loss) from operations                                         (11,138)           (4,236)          (12,576)          (20,390)

Other income, net                                                          54               459               243             1,172
                                                                     --------          --------          --------          --------

Income (loss) before income taxes
     and equity in income of USC                                      (11,084)           (3,777)          (12,333)          (19,218)

Provision (benefit) for income taxes                                   (3,879)           (1,302)           (4,316)           (6,725)
                                                                     --------          --------          --------          --------

Income (loss) before equity in income of USC                           (7,205)           (2,455)           (8,017)          (12,493)

Equity in income of USC                                                 2,654              --               4,574              --
                                                                     --------          --------          --------          --------

Net income (loss)                                                    ($ 4,551)         ($ 2,455)         ($ 3,443)         ($12,493)
                                                                     ========          ========          ========          ========

Net income (loss) per share                                          ($  0.12)         ($  0.06)         ($  0.09)         ($  0.32)
                                                                     ========          ========          ========          ========

Weighted average common shares
     and equivalents                                                   39,175            38,483            39,087            38,450
                                                                     ========          ========          ========          ========

                                    See accompanying notes to consolidated financial statements.


                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)
                                                                                                            Six Months Ended
                                                                                                              September 30,
                                                                                                            ----------------
                                                                                                           1997              1996
                                                                                                           ----              ----
Cash flows from operating activities:

      Net income (loss)                                                                                  ($ 3,443)         ($12,493)

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                                         1,686             1,447

      Equity in income of USC                                                                              (4,574)             --

      Changes in assets and liabilities:

            Accounts receivable                                                                             1,621            (1,724)
            Inventory                                                                                      (3,998)           (1,212)
            Other assets                                                                                      477             5,749
            Accounts payable                                                                               11,594           (19,418)
            Accrued liabilities                                                                               128            (3,113)
            Income taxes including
               deferred income taxes                                                                       13,381            (5,182)
                                                                                                         --------          --------

                Net cash provided by (used in) operating activities                                        16,872           (35,946)
                                                                                                         --------          --------

Cash used in investing activities:

      Acquisition of equipment                                                                             (1,530)           (1,739)

      Investment in USC                                                                                   (17,611)          (16,391)

      Investment in USI                                                                                      --                 187
                                                                                                         --------          --------

                Net cash used in investing activities                                                     (19,141)          (17,943)
                                                                                                         --------          --------

Cash flows from financing activities:

      Net proceeds from issuance of common stock                                                            1,497               220

      Repayments of long term obligations                                                                    (806)             --
                                                                                                         --------          --------

                Net cash provided by financing activities                                                     691               220
                                                                                                         --------          --------

Net increase (decrease) in cash and cash equivalents                                                       (1,578)          (53,669)

Cash and cash equivalents at beginning of the period                                                       22,489            80,566
                                                                                                         --------          --------

Cash and cash equivalents at end of the period                                                           $ 20,911          $ 26,897
                                                                                                         ========          ========

Supplemental disclosures:

      Income taxes paid (refunded)                                                                       ($17,783)             --
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

                       ALLIANCE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company" or "Alliance") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 1997 and 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 1997.

     For purposes of presentation, the Company has indicated the first six months of fiscal 1998 and 1997 as ending on September 30, respectively; whereas, in fact the Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter.

     The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                               September 30,           March 31,
                                                   1997                  1997
                                                   ----                  ----
Inventory:                                               (in thousands)
      Work in process                              $15,181             $18,319
      Finished goods                                18,352              11,216
                                                   -------             -------
                                                   $33,533             $29,535
                                                   =======             =======


Note 3. Inventory Charges

     During the second quarter of fiscal 1998, the Company experienced continued deterioration in the average selling prices for certain of its dynamic random access memory ("DRAM") products and a continued decline in the average selling prices and demand for certain of its static random access memory ("SRAM") products; as a result of this deterioration, the Company recorded a pre-tax charge of approximately $6.1 million to reflect a further decline in market value of the Company's inventory. During the first quarter of fiscal 1997, the Company experienced a significant deterioration in the average selling prices and a slowing in demand for certain of its SRAM products; as a result of this deterioration, the Company recorded a pre-tax charge of approximately $16.0 million primarily to reflect a further decline in market value of the Company's inventory. The Company is unable to predict when or if such decline in prices and demand will stabilize. A continued decline in average selling prices or demand for SRAM and DRAM products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. Investments

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. As a result of this last payment, Alliance has an equity ownership of approximately 19% and the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company accounts for this investment in USC using the equity method and as a result has recorded $4.6 million of equity in income of USC for the first six months of fiscal 1998.


Note 5. Commitments

     At September 30, 1997, the Company had approximately $13.8 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. During the first quarter of fiscal 1997, the average selling prices of the Company's SRAM products deteriorated significantly. As a result of this deterioration, the Company recorded a pre-tax charge of approximately $2.3 million for adverse purchase commitments related to these SRAM products, which is included in the $16.0 million charge recorded in the first quarter of fiscal 1997 (see Note 3).

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon, Inc. ("USI"), for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance's investment, which is payable in New Taiwan Dollars, will be up to approximately US$30 million payable in up to three installments. The first installment of approximately 50% of the total investment was made in January 1996, and the Company has the option to pay a second installment of approximately 25% of the total investment in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997. The final installment of approximately 25% of the total investment is called for on or before fab production ramp-up. If the Company exercises its option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility.

     As of September 30, 1997, $5.1 million of standby letters of credit were outstanding which expire through September 1998.


Note 6. Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include common stock options using the treasury stock method.

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" was issued in February 1997. Under SFAS 128, the Company will be required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. SFAS 128 requires adoption for both interim and annual fiscal periods ending after December 15, 1997. If SFAS 128 had been in effect during the first and second quarters of fiscal 1998 and 1997, basic and diluted EPS would not have been significantly different than EPS reported for those periods.


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

Results of Operations

     The  following  table  sets  forth,  for  the  periods  indicated,  certain operating data as a percentage of net revenue:
                                                                             Three Months Ended                 Six Months Ended
                                                                                September 30,                     September 30,
                                                                                -------------                     -------------
                                                                            1997             1996             1997           1996
                                                                            ----             ----             ----           ----
Net revenue                                                                 100.0%           100.0%           100.0%         100.0%
Cost of revenue                                                             109.3             84.0             93.8         (129.8)
                                                                            -----            -----            -----          -----
   Gross profit (loss)                                                       (9.3)            16.0              6.2          (29.8)
                                                                            -----            -----            -----          -----
Operating expenses:
   Research and development                                                  12.3             27.7             11.7           26.0
   Selling, general and administrative                                       16.8             20.6             13.7           19.1
                                                                            -----            -----            -----          -----
Total operating expenses                                                     29.1             48.3             25.4           45.1
                                                                            -----            -----            -----          -----
Income (loss) from operations                                               (38.4)           (32.3)           (19.2)         (74.9)
                                                                                                              -----
Other income, net                                                             0.2              3.5              0.4            4.3
                                                                            -----            -----            -----          -----
Income (loss) before income taxes                                           (38.2)           (28.8)           (18.9)         (70.6)
Provision (benefit) for income taxes                                        (13.4)           (10.1)            (6.6)         (24.7)
                                                                            -----            -----            -----          -----
Income (loss) before equity in income of USC                                (24.8)%          (18.7)%          (12.3)%        (45.9)%
                                                                            =====            =====            =====          =====

Net Revenue

     During the first two quarters of fiscal 1998, the Company's net revenue was principally derived from the sale of DRAM and SRAM products, whereas the Company's net revenue for the first two quarters of fiscal 1997 was principally derived from the sale of SRAM products. Net revenue for the second quarter of fiscal 1998 was $29.0 million, or 121% higher than the $13.1 million of revenue for the second quarter of fiscal 1997. Net revenue for the first sixth months of fiscal 1998 was $65.3 million, or 140% higher than the $27.2 million of net revenue for the first sixth months of fiscal 1997. During the first six months of fiscal 1998, one customer accounted for 14% of net revenue. During the first six months of fiscal 1997, no customer accounted for more than 10% of net revenue. The increase in net revenue for the three and six months ended September 30, 1997, was due to increased production of DRAM products and an overall increase in units shipped, offset by continued decreases in the average selling prices for certain of the Company's SRAM and DRAM products and a decrease in demand for certain of the Company's SRAM products. The Company is unable to predict when or if such price and demand declines will stabilize. A continued decline in average selling prices or unit demand could have a material adverse effect on the Company's operating results.

     Revenues from the Company's SRAM products contributed approximately 30% of the Company's net revenues for the second quarter of fiscal 1998 and approximately 28% of the Company's net revenues for the first sixth months of fiscal 1998. To increase demand and the average selling price for the Company's SRAM products, the Company has added to its SRAM product offerings and begun to ship volume quantities of enhanced versions of 1 megabit SRAMs and a 4 megabit SRAMs.

     In addition to existing DRAM product offerings, the Company has recently begun to ship volume quantities of 4 megabit DRAM, in a 256KbitX16 configuration, and a 16 megabit DRAM. Revenues from the Company's DRAM products contributed approximately 63% of the Company's net revenues for the second quarter and 67% of the Company's net revenues for the first sixth months of fiscal 1998. The DRAM market is characterized by volatile supply and demand conditions, fluctuating pricing and rapid technology changes to higher density products. During the first six months of fiscal 1998, average selling prices for the Company's DRAM products have experienced declines. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs could have a material adverse effect on the Company's operating results.

     The Company has also recently begun to ship in limited quantities the new ProMotion(R)-AT3D, the latest enhancement to the Company's multi-media user interface ("MMUI") accelerator product family. Sales of the Company's MMUI product line contributed approximately 6% to the Company's net revenues for the second quarter of fiscal 1998 and approximately 5% of the Company's net revenues for the first sixth months of fiscal 1998. The graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features. A significant decline in average selling prices due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results.

     Generally, the markets for the Company's products are characterized by volatile supply and demand conditions, numerous competitors, rapid technological change and product obsolescence. These conditions could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company's suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and lower than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.

Gross Profit (Loss)

     The Company experienced a gross loss of $2.7 million for the second quarter of fiscal 1998, or (9.3)% of net revenue compared to gross profit of $2.1 million, or 16% of net revenue for the same period of fiscal 1997. Gross profit was $4.0 million for the first six months of fiscal 1998, or 6.2% of net revenue compared to gross loss of $8.1 million, or (29.8)% of net revenue for the same period of fiscal 1997. The decrease in gross margin for the second quarter of fiscal 1998 resulted primarily from pre-tax inventory related charges of approximately $6.1 million recorded in the second quarter to reflect recent declines in the market value for certain of the Company's products. The increase in gross margin for the first six months of fiscal 1998 resulted primarily increase revenues and a decrease in pre-tax inventory related charges recorded to reflect declines in the market value for certain of the Company's products. As a result of the significant deterioration in the average selling prices for certain of its SRAM and DRAM products and decreased demand for certain of its SRAM products, the Company's gross margin declined and became a gross loss during the second quarter of fiscal 1998. The Company is unable to predict when or if such declines in price and demand will stabilize. A continued decline in average selling prices or demand could result in further adverse impacts on the Company's gross margins.

     The Company is subject to a number of factors which may have an adverse impact on gross margins, including the availability and cost of products from the Company's suppliers; increased competition or decreased demand, and related decreases in average unit selling prices; changes in the mix of products sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that one or more of the factors set forth in this paragraph will not have a material adverse effect on the Company's gross margins in future periods.


Research and Development

     Research and development expenses were $3.6 million, or 12.3% of net revenue in the second quarter of fiscal 1998 compared to $3.6 million, or 27.7% of net revenue in the same period of the prior fiscal year. Research and development expenses were $7.7 million, or 11.7% of net revenue in the first six months of fiscal 1998 compared to $7.1 million, or 26.0% of net revenue in the same period of the prior fiscal year. The increase in research and development expenses for the first six months of fiscal 1998 was due to increased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction, increased legal expenses related to legal reserves for certain patent-related items and increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue in future periods.


Selling, General and Administrative

     Selling, general and administrative expenses were $4.9 million, or 16.8% of net revenue in the second quarter of fiscal 1998 compared to $2.7 million, or 20.6% of net revenue in the same period of the prior fiscal year. Selling, general and administrative expenses were $8.9 million, or 13.7% of net revenue in the first six months of fiscal 1998 compared to $5.2 million, or 19.1% of net revenue in the same period of the prior fiscal year. The increase in selling, general and administrative expenses was primarily the result of increased sales commissions due to increased revenue, increased legal expenses in connection with certain legal proceedings, bad debt reserves and higher personnel-related costs. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

Other Income, Net

     Net other income was $0.1 million for the second quarter of fiscal 1998 compared to $0.5 million for the same period of fiscal 1997. Net other income was $0.2 million for the first six months of fiscal 1998 compared to $1.2 million for the same period of fiscal 1997. Net other income for the first three and sixth months of fiscal 1998 primarily represents interest and dividend income from investments, offset by interest expense for long term obligations.


Provision (Benefit) for Income Taxes

     The Company's effective tax rate was 35.0% for the first and second quarters of fiscal 1998 and 1997. The tax benefit for the first and second quarters of fiscal 1998 and 1997 represents amounts which may be carried back to offset taxes paid in prior years, resulting in a tax refund to the Company.


Equity in Income of United Semiconductor Corporation ("USC")

     As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a ninety day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the Company's share of income earned by USC for the previous quarter. The Company reported $2.7 million of equity in income of USC for the second quarter and $4.6 million of equity in income of USC for the first six months of fiscal 1998. No amounts were reported for the same periods of the prior year as the Company's share of USC's net income was not material.


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

     The Company usually ships more product in the third month of each quarter than in either of the first two months of the quarter, with shipments in the third month higher at the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue. The concentration of sales in the last month of the quarter may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's net sales for that quarter. The Company's reliance on outside foundries and independent assembly and testing houses reduces the Company's ability to control, among other things, delivery schedules.

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products at an acceptable cost to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of products shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and subject to rapid technology and price change. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during fiscal 1996, fiscal 1997 and fiscal 1998, during which periods the Company recorded pre-tax charges of $55 million, $17 million and $6 million, respectively, primarily to reflect a decline in the market value of certain inventory and certain manufacturing issues.

     The Company currently relies on outside foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs, and loss of production due to fires, seismic activity, weather conditions and other factors. In October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between United Microelectronics Corporation ("UMC") and various companies. UICC is located next to United Silicon, Inc. ("USI") and near USC and UMC in Science-Based Industrial Park, Hsin-Chu, Taiwan. (The Company has products manufactured at UMC and USC, and owns equity stakes in USC and USI.) There can be no assurance that fire or other disaster will not have a material adverse affect on UMC, USC or USI in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of foundry capacity and may seek to add additional foundry capacity, there can be no assurance that capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

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

     The Company also is party to certain legal proceedings, and is subject to the risk of adverse developments in such proceedings. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company currently is involved in patent litigation, and also has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims. The Company currently is party to an anti-dumping proceeding, which may result in the assessment of anti-dumping duties on the Company's importation into the United States of Taiwan-manufactured SRAMs. See Item 1 - Legal Proceedings, of Part II of this Report. There can be no assurance that adverse developments in current or future legal proceedings, including without limitation the above-identified patent litigation and antidumping proceedings, will not have a material adverse effect on the Company's operating results or financial condition.

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


Liquidity and Capital Resources

     The Company's operating activities generated cash of $16.9 million in the first six months of fiscal 1998 and used cash of $35.9 million in the first six months of fiscal 1997. Cash generated from operations in the first six months of fiscal 1998 was the result of taxes refunded and changes in working capital accounts, offset by the net loss generated during the period combined with the Company's share of USC's income. Cash used in operations in the first six months of fiscal 1997 was primarily a result of net loss generated during the period and payment of a significant portion of the Company's liabilities.

     Net cash used in investing activities was $19.1 million for the first six months of fiscal 1998 and $17.9 million for the same period of fiscal 1997. Net cash used in investing activities in the first six months of fiscal 1998 reflects an investment of $17.6 million in USC and equipment purchases of $1.5 million. Net cash used in investing activities in the first six months of fiscal 1997 reflects an investment of $16.4 million in USC, equipment purchases of $1.7 million, partially offset by a reduction in the investment of USI of $0.2 million.

     Net cash provided by financing activities was $0.7 million in the first six months of fiscal 1998 and $0.2 million in the first six months of fiscal 1997. Net cash provided by financing activities in the first six months of fiscal 1998 reflects net proceeds from the sales of common stock in connection with the exercise of stock options, offset by repayments of long term obligations. Net cash provided by financing activities in the first six months of fiscal 1997 reflects net proceeds from the sales of common stock in connection with the exercise of stock options.

     At September 30, 1997, the Company had $20.9 million in cash, a decrease of $1.6 million from March 31, 1997 and working capital of $53.2 million, a decrease of $24.8 million from March 31, 1997. The Company believes that these sources of liquidity, together with potential financings, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

     In July 1995, the Company entered into an agreement with UMC and S3 to form a separate Taiwanese company, USC, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. As a result of this last payment, Alliance has an equity ownership of approximately 19% and the right to purchase up to approximately 25% of the manufacturing capacity in this facility.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USI, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. The contributions of Alliance and other parties shall be in the form of equity investments, representing and initial ownership interest of approximately 5% for each US$30 million invested. Alliance's investment, which is payable in New Taiwan Dollars, will be up to approximately US$30 million payable in up to three installments. The first installment of approximately 50% of the total investment was made in January 1996, and the Company has the option to pay a second installment of approximately 25% of the total investment in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997. The final installment of approximately 25% of the total investment is called for on or before fab production ramp-up. If the Company exercises its option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility.

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

Part II. Other Information

Item 1. Legal Proceedings

     As previously reported, in February 1997, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States International Trade Commission ("ITC") (Investigation Nos. 731-TA-761-762) and United States Department of Commerce ("DOC") (Investigations Nos. A-580-828, A-583-827), alleging that static random access memories ("SRAMs") produced in Korea and Taiwan are being sold in the United States at less than fair value, and that the United States industry producing SRAMs (the "Domestic Industry") is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in Korea and Taiwan. The Petition requests the United States government to impose antidumping duties on imports into the United States of SRAMs manufactured in Korea and Taiwan. A material portion of the SRAMs designed and sold by the Company are manufactured in Taiwan. The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in March 1997. In April 1997, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire and supplements thereto from the DOC, and responded to such questionnaire and supplements in accordance with the deadlines established by the DOC. In September 1997, the DOC preliminarily determined that estimated antidumping duties of 59.06% (the "Preliminary Margin") should be imposed on the Company's importation of Taiwan-fabricated SRAMs. The Company anticipates that the DOC will make a final determination as to the level of such margin (the "Final Margin") in the first calendar quarter of 1998. The Company anticipates that the ITC, in the first quarter of calendar 1998, will make a final determination as to whether the Domestic Industry is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in Korea and Taiwan. Since October 1997, the Company has been required to post a bond in the amount of the Preliminary Margin in order to import Taiwan-fabricated SRAMs into the United States. If the DOC makes a final determination that the Company should be required to pay estimated antidumping duties, and if the ITC finds that the Domestic Industry is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in Taiwan, then the Company will be required to pay a cash deposit in the amount of the Final Margin in order to import Taiwan-fabricated SRAMs into the United States. The Company may, in 1999, request a review of its sales of Taiwan-fabricated SRAMs from approximately October 1997 through March 1999 (the "Review Period"). If the Company makes such a request, the cash deposits made by the Company shall not be "assessed" or "liquidated" until the conclusion of the review, in early 2000. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Final Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits made by the Company, and the deposits that would have been made had the higher rate been in effect. The Company vigorously is seeking, and intends to continue vigorously to seek, to ensure that antidumping duties are not assessed on imports of its SRAM products manufactured in Taiwan. There can be no assurance, however, that such duties will not be assessed. The possibility of assessment of such could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     On September 5, 1997, at the annual meeting of the stockholders of the Company, the stockholders voted to: (1) elect as directors, until the 1998 annual meeting of the stockholders or until their respective successors are elected and qualified, N. Damodar Reddy (36,429,537 votes in favor and 65,974 votes withheld), C.N. Reddy (36,430,137 votes in favor and 65,374 votes withheld), Sanford L. Kane (36,433,137 votes in favor and 62,374 votes withheld) and Jon B. Minnis (36,434,137 votes in favor and 61,374 votes withheld); and (2) ratify and approve the appointment of Price Waterhouse as the Company's independent auditors for the current fiscal year (36,422,258 votes in favor, 34,428 votes against and 38,825 votes abstained).

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

     3.02         Registrant's Bylaws                                                           (A)

     3.03         Registrant's Certificate of Elimination of Series A Preferred Stock           (A)

     3.04         Registrant's Certificate of Amendment of Certificate of                       (B)
                  Incorporation

     4.01         Specimen of Common Stock Certificate of Registrant                            (A)

    11.01         Statement re: Computation of Earnings per Share                               (C)

    27.01         Financial Data Schedule                                                       (C)

(b) Reports on Form 8-K

     None.

-----------
(A) The document referred to is hereby incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(B) The document referred to is hereby incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 14, 1995.

(C)    The document referred to is filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Alliance Semiconductor Corporation
                                                   (Registrant)



Date: November 11, 1997             /s/ N. D. Reddy
                                    ---------------
                                    N. Damodar Reddy
                                    President and Principal Executive Officer




Date: November 11, 1997             /s/ Charles Alvarez
                                    -------------------
                                    Charles Alvarez
                                    Vice President - Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)