Form 10-Q
period 1997-12-27
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1998-02-10
CIK 913293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 27, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to ____

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __.

     The number of shares outstanding of the Registrant's Common Stock on February 4, 1998 was 39,810,829 shares.

                        Page 1 of 18, including exhibits

The Exhibit Index is located on Page 17


                                          ALLIANCE SEMICONDUCTOR CORPORATION

                                                      FORM 10-Q

                                                        INDEX

                                                                                                   PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets
     December 31, 1997 and March 31, 1997                                                            3

Consolidated Statements of Operations
     Three months and nine months ended December 31, 1997 and 1996                                   4

Consolidated Statements of Cash Flows
     Nine months ended December 31, 1997 and 1996                                                    5

Notes to Consolidated Financial Statements                                                           6

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                                   8

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


Part I. Financial Information
Item I. Consolidated Financial Statements

                                  ALLIANCE SEMICONDUCTOR CORPORATION

                                      CONSOLIDATED BALANCE SHEETS
                                       (unaudited, in thousands)
                                                                                December 31, March 31,
                                                                                   1997        1997
                                                                                  --------   --------
                                                ASSETS

Current assets:

     Cash and cash equivalents                                                    $ 14,049   $ 22,489

     Accounts receivable, net                                                       12,638     16,827

     Inventory                                                                      30,722     29,535

     Deferred taxes                                                                 22,474     17,851

     Income tax receivable                                                            --       14,633

     Other current assets                                                            4,083      1,636
                                                                                  --------   --------

          Total current assets                                                      83,966    102,971

Property and equipment, net                                                         11,444     11,352

Investment in Chartered Semiconductor                                               51,596     51,596

Investment in United Semiconductor Corp. ("USC")                                    78,867     52,829

Investment in United Silicon, Inc. ("USI")                                          13,701     13,701

Other assets                                                                           204        120
                                                                                  --------   --------

                                                                                  $239,778   $232,569
                                                                                  ========   ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                             $ 27,313   $ 18,766

     Accrued liabilities                                                             7,784      4,584

     Current portion of long term obligations                                        1,663      1,621
                                                                                  --------   --------

                     Total current liabilities                                      36,760     24,971

Long term obligations                                                                1,532      2,219

Deferred tax liability                                                                 702        702
                                                                                  --------   --------

                     Total liabilities                                              38,994     27,892
                                                                                  --------   --------

Stockholders' equity

     Common stock                                                                      397        390

     Additional paid-in capital                                                    181,928    180,012

     Retained earnings                                                              18,459     24,275
                                                                                  --------   --------

                     Total stockholders' equity                                    200,784    204,677
                                                                                  --------   --------

                                                                                  $239,778   $232,569
                                                                                  ========   ========

                     See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)
                                                       Three Months Ended        Nine Months Ended
                                                           December 31,            December 31,
                                                      ---------------------     ---------------------
                                                        1997         1996         1997         1996
                                                      --------     --------     --------     --------
Net revenue                                           $ 24,768     $ 25,224     $ 90,105     $ 52,467

Cost of revenue                                         26,336       21,833       87,644       57,192
                                                      --------     --------     --------     --------

     Gross profit (loss)                                (1,568)       3,391        2,461       (4,725)
                                                      --------     --------     --------     --------

Operating expenses:

     Research and development                            3,276        3,673       10,941       10,751

     Selling, general and administrative                 4,875        2,146       13,815        7,341
                                                      --------     --------     --------     --------

                    Total operating expenses             8,151        5,819       24,756       18,092
                                                      --------     --------     --------     --------

Income (loss) from operations                           (9,719)      (2,428)     (22,295)     (22,817)

Other income, net                                          171          369          414        1,540
                                                      --------     --------     --------     --------

Income (loss) before income taxes
     and equity in income of USC                        (9,548)      (2,059)     (21,881)     (21,277)

Provision (benefit) for income taxes                    (3,342)        (721)      (7,658)      (7,446)
                                                      --------     --------     --------     --------

Income (loss) before equity in income of USC            (6,206)      (1,338)     (14,223)     (13,831)

Equity in income of USC                                  3,833         --          8,407         --
                                                      --------     --------     --------     --------

Net income (loss)                                     ($ 2,373)    ($ 1,338)    ($ 5,816)    ($13,831)
                                                      ========     ========     ========     ========

Basic earnings  (loss) per share                      ($  0.06)    ($  0.03)    ($  0.15)    ($  0.36)
                                                      ========     ========     ========     ========

Diluted earnings (loss) per share                     ($  0.06)    ($  0.03)    ($  0.15)    ($  0.36)
                                                      ========     ========     ========     ========

Weighted average shares outstanding                     39,439       38,783       39,204       38,572
                                                      ========     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                                   --------------------
                                                                                     1997        1996
                                                                                   --------    --------
Cash flows from operating activities:

      Net income (loss)                                                            ($ 5,816)   ($13,831)

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                   2,595       2,228

      Equity in income of USC                                                        (8,407)      --

      Changes in assets and liabilities:

            Accounts receivable                                                       4,189      (6,472)
            Inventory                                                                (1,187)     (7,213)
            Other assets                                                             (2,531)      7,086
            Accounts payable                                                          8,547      (7,650)
            Accrued liabilities                                                       3,200      (5,125)
            Income taxes including
               deferred income taxes                                                 10,010      (5,888)
                                                                                   --------    --------

                Net cash provided by (used in) operating activities
                                                                                     10,600     (36,865)
                                                                                   --------    --------

Cash used in investing activities:

      Acquisition of equipment                                                       (2,687)     (1,972)

      Investment in USC                                                             (17,631)    (16,391)

      Investment in USI                                                                --           187
                                                                                   --------    --------

                Net cash used in investing activities                               (20,318)    (18,176)
                                                                                   --------    --------

Cash flows from financing activities:

      Net proceeds from issuance of common stock                                      1,923       1,305

      Repayments of long term obligations                                              (645)       --
                                                                                   --------    --------

                Net cash provided by financing activities                             1,278       1,305
                                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents                                 (8,440)    (53,736)

Cash and cash equivalents at beginning of the period                                 22,489      80,566
                                                                                   --------    --------

Cash and cash equivalents at end of the period                                     $ 14,049    $ 26,830
                                                                                   ========    ========

Supplemental disclosures:

      Income taxes paid (refunded)                                                 ($17,783)   ($ 7,962)
                                                                                   ========    ========

          See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company" or "Alliance") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year, ended March 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 1997.

     For purposes of presentation, the Company has indicated the first nine months of fiscal 1998 and 1997 as ending on December 31, respectively; whereas, in fact the Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter.

     The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                               December 31,        March 31,
                                                  1997               1997
                                                 -------            -------
Inventory:                                             (in thousands)
      Work in process                            $16,699            $18,319
      Finished goods                              14,023             11,216
                                                 -------            -------
                                                 $30,722            $29,535
                                                 =======            =======

Note 3. Inventory Charges

     During the third quarter of fiscal 1998, the Company experienced continued deterioration in the average selling prices and demand for certain of its dynamic random access memory ("DRAM"), static random access memory ("SRAM"), flash and multimedia products. As a result of this deterioration, the Company recorded a pre-tax charge of approximately $5.8 million to reflect a further decline in market value of the Company's inventory. During the second quarter of fiscal 1998, the Company experienced similar deterioration in the average selling price of certain of its DRAM products and a decline in average selling prices and demand for certain of its SRAM products. As a result of this deterioration, the Company recorded a pre-tax charge of approximately $6.1 million to reflect a further decline in the value of the Company's inventory. During the first quarter of fiscal 1997, the Company experienced a significant deterioration in the average selling prices and a slowing in demand for certain of its SRAM products; as a result of this deterioration, the Company recorded a pre-tax charge of approximately $16.0 million primarily to reflect a further decline in market value of the Company's inventory. The Company is unable to predict when or if such decline in prices and demand will stabilize. A continued decline in average selling prices or demand for its products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. Investments

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. Alliance paid approximately NTD 1 billion (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. As a result of this last payment, Alliance has an equity ownership of approximately 19% and the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company accounts for this investment in USC using the equity method and as a result has recorded $8.4 million of equity in income of USC for the first nine months of fiscal 1998.

Note 5. Commitments

     At December 31, 1997, the Company had approximately $6.0 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. During the first quarter of fiscal 1997, the average selling prices of the Company's SRAM products deteriorated significantly. As a result of this deterioration, the Company recorded a pre-tax charge of approximately $2.3 million for adverse purchase commitments related to these SRAM products, which is included in the $16.0 million charge recorded in the first quarter of fiscal 1997 (see Note 3).

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon, Inc. ("USI"), for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance's investment, which is payable in New Taiwan Dollars, will be up to approximately US$30 million payable in up to three installments. The first installment of approximately 50% of the total investment was made in January 1996. The Company had the option to pay a second installment of approximately 25% of the total investment in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997; the Company requested an extension of its time to exercise such option until April 1998, but has not yet received such extension and might not receive such extension. The final installment of approximately 25% of the total investment is called for on or before fab production ramp-up. If the Company receives an extension of the option to pay the second installment and exercises such option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility. Currently, the Company owns approximately 3.33% of the outstanding shares of USI and has the right to purchase up to approximately 4.17% of the manufacturing capacity in the facility. In the event the Company does not receive the requested extension of the option to pay the second installment, the Company may not have the ability to increase the levels set forth in the immediately preceding sentence.

     As of December 31, 1997, $5.8 million of standby letters of credit were outstanding which expire through September 1998.

Note 6. Earnings (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the third quarter of fiscal 1998. SFAS 128 requires presentation of both basic EPS and diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted EPS, which replaces fully diluted EPS, gives effect to all dilutive potential common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As required, the Company has applied the new standard to all periods presented.

     The computations for basic and diluted EPS are presented below (in thousands, execpt per share data):

                                                     Three months ended      Nine months ended
                                                         December 31,          December 31,
                                                      1997        1996        1997       1996
                                                    --------    --------    --------    --------
Net income (loss)                                   ($ 2,373)   ($ 1,338)   ($ 5,816)   ($13,831)

Shares calculation:
Weighted average shares outstanding                   39,439      38,783      39,204      38,572

Effect of dilutive securities:

Common stock equivalents (employee stock options)       --          --          --          --
                                                    --------    --------    --------    --------

Average shares outstanding assuming dilution          39,439      38,783      39,204      38,572
                                                    ========    ========    ========    ========

Basic earnings (loss) per share                     ($  0.06)   ($  0.03)   ($  0.15)   ($  0.36)
                                                    ========    ========    ========    ========

Diluted earnings (loss) per share                   ($  0.06)   ($  0.03)   ($  0.15)   ($  0.36)
                                                    ========    ========    ========    ========

     The  following  are not  included  in the  above  calculation  as they were considered anti-dilutive (in thousands, except option price data):
                                                   Three months ended                 Nine months ended
                                                     December 31,                       December 31,
                                                 1997             1996            1997                1996
                                             --------------    -----------    --------------      -------------
Weighted employee stock options outstanding      3,121            3,462           4,443               3,105

Option price range                           $1.33-7.34        $0.45-7.25     $1.33-8.81           $0.45-7.88


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

Results of Operations

     The  following  table  sets  forth,  for  the  periods  indicated,  certain operating data as a percentage of net revenue:
                                                Three months ended  Nine months ended
                                                   December 31,       December 31,
                                                  1997     1996      1997      1996
                                                 -----     -----     -----     -----
Net income                                       100.0%    100.0%    100.0%    100.0%
                                                 -----     -----     -----     -----
Cost of revenue                                  106.3      86.6      97.3     109.0
                                                 -----     -----     -----     -----
  Gross profit (loss)                             (6.3)     13.4       2.7      (9.0)
                                                 -----     -----     -----     -----
Operating expenses:
  Research and development                        13.2      14.6      12.2      20.5
 Selling, general and administrative              19.7       8.5      15.3      14.0
                                                 -----     -----     -----     -----
Total operating expenses                          32.9      23.1      27.5      34.5
                                                 -----     -----     -----     -----
Income (loss) from operations                    (39.2)     (9.7)    (24.8)    (43.5)
Other income, net                                  0.7       1.5       0.5       2.9
                                                 -----     -----     -----     -----
Income (loss) before income taxes                (38.5)     (8.2)    (24.3)    (40.6)
Provision (benefit) for income taxes             (13.5)     (2.9)     (8.5)    (14.2)
                                                 -----     -----     -----     -----
Income (loss) before equity in income of USC     (25.0)%    (5.3)%   (15.8)%   (26.4)%
                                                 =====      ====     =====     =====
Equity income of USC                              15.5       --         9.3     --
                                                 -----      ----     -----     -----
 Net income (loss)                                (9.5)%    (5.3)%    (6.5)%   (26.4)%
                                                 =====      ====     =====     =====

Net Revenue

     During the first three quarters of fiscal 1998 and fiscal 1997, the Company's net revenue was principally derived from the sale of DRAM and SRAM products. Net revenue for the third quarter of fiscal 1998 was $24.8 million, or 2% lower than the $25.2 million of revenue for the third quarter of fiscal 1997. Net revenue for the first nine months of fiscal 1998 was $90.1 million, or 72% higher than the $52.5 million of net revenue for the first nine months of fiscal 1997. During the first nine months of fiscal 1998, one customer accounted for 16% of net revenue. During the first nine months of fiscal 1997, no customer accounted for more than 10% of net revenue. The decrease in net revenue for the three months ended December 31, 1997, was due to decreases in average selling prices for certain of the Company's SRAM and DRAM products and a decrease in demand for certain of the Company's SRAM products. The increase in net revenue for nine months ended December 31, 1997, was due to increased production of DRAM products and an overall increase in units shipped, offset by continued decreases in the average selling prices for certain of the

Company's SRAM and DRAM products and a decrease in demand for certain of the Company's SRAM products. The Company is unable to predict when or if such price and demand declines will stabilize. A continued decline in average selling prices or unit demand could have a material adverse effect on the Company's operating results.

     Revenues from the Company's SRAM products contributed approximately 36% of the Company's net revenues for the third quarter of fiscal 1998 and approximately 30% of the Company's net revenues for the first nine months of fiscal 1998. To increase demand and the average selling price for the Company's SRAM products, the Company has added to its SRAM product offerings and begun to ship volume quantities of enhanced versions of 1 megabit SRAMs and a 4 megabit SRAMs.

     In addition to existing DRAM product offerings, the Company has recently begun to ship volume quantities of 4 megabit DRAM, in a 256Kbitx16 configuration, and a 16 megabit DRAM. Revenues from the Company's DRAM products contributed approximately 50% of the Company's net revenues for the third quarter and 61% of the Company's net revenues for the first nine months of fiscal 1998. The DRAM market is characterized by volatile supply and demand conditions, fluctuating pricing and rapid technology changes to higher density products. During the first nine months of fiscal 1998, average selling prices for the Company's DRAM products have experienced declines. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs could have a material adverse effect on the Company's operating results.

     The Company has also recently begun to ship in limited quantities the new ProMotion(R)-AT3D, the latest enhancement to the Company's multi-media user interface ("MMUI") accelerator product family. Sales of the Company's MMUI product line contributed approximately 14% to the Company's net revenues for the third quarter of fiscal 1998 and approximately 8% of the Company's net revenues for the first nine months of fiscal 1998. The graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features. A significant decline in average selling prices due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results.

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


Gross Profit (Loss)

     The Company experienced a gross loss of $1.6 million for the third quarter of fiscal 1998, or (6.3)% of net revenue compared to gross profit of $3.4 million, or 13.4% of net revenue for the same period of fiscal 1997. Gross profit was $2.5 million for the first nine months of fiscal 1998, or 2.7% of net revenue compared to gross loss of $4.7 million, or (9.0)% of net revenue for the same period of fiscal 1997. The decrease in gross margin for the third quarter of fiscal 1998 resulted primarily from pre-tax inventory related charges of approximately $5.8 million recorded in the quarter to reflect recent declines in the market value and demand for certain of the Company's products. The increase in gross margin for the first nine months of fiscal 1998 resulted primarily from increased revenues from certain of the Company's new products and a decrease in pre-tax inventory related charges recorded to reflect declines in the market value and demand for certain of the Company's products. The Company is unable to predict when or if such declines in price and demand will stabilize. A continued decline in average selling prices or demand could result in further adverse impacts on the Company's gross margins.

     The Company is subject to a number of factors which may have an adverse impact on gross margins, including the availability and cost of products from the Company's suppliers; increased competition or decreased demand, and related decreases in average unit selling prices; changes in the mix of products sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry or on a new process is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that one or more of the factors set forth in this paragraph will not have a material adverse effect on the Company's gross margins in future periods.


Research and Development

     Research and development expenses were $3.3 million, or 13.2% of net revenue in the third quarter of fiscal 1998 compared to $3.7 million, or 14.6% of net revenue in the same period of the prior fiscal year. Research and development expenses were $10.9 million, or 12.2% of net revenue in the first nine months of fiscal 1998 compared to $10.8 million, or 20.5% of net revenue in the same period of the prior fiscal year. The changes in research and development expenses for the three and nine months ended December 31, 1998 were due to timing of expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction, and increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue in future periods.


Selling, General and Administrative

     Selling, general and administrative expenses were $4.9 million, or 19.7% of net revenue in the third quarter of fiscal 1998 compared to $2.1 million, or 8.5% of net revenue in the same period of the prior fiscal year. Selling, general and administrative expenses were $13.8 million, or 15.3% of net revenue in the first nine months of fiscal 1998 compared to $7.3 million, or 14.0% of net revenue in the same period of the prior fiscal year. The increase in selling, general and administrative expenses was primarily the result of increased sales commissions associated with higher revenue, increased legal expenses in connection with certain legal proceedings, bad debt reserves and higher personnel-related expenses. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue in future periods.


Other Income, Net

     Net other income was $0.2 million for the third quarter of fiscal 1998 compared to $0.4 million for the same period of fiscal 1997. Net other income was $0.4 million for the first nine months of fiscal 1998 compared to $1.5 million for the same period of fiscal 1997. Net other income for the first three and nine months of fiscal 1998 primarily represents interest and dividend income from investments, offset by interest expense for long term obligations.

Provision (Benefit) for Income Taxes

     The Company's effective tax rate was 35.0% for the first three quarters of fiscal 1998 and 1997. The tax benefit for the first three quarters of fiscal 1998 and 1997 represents amounts which may be carried back to offset taxes paid in prior years, resulting in tax refunds to the Company.


Equity in Income of United Semiconductor Corporation ("USC")

     As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a one quarter lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the Company's share of income earned by USC for the previous quarter. The Company reported $3.8 million of equity in income of USC for the third quarter and $8.4 million of equity in income of USC for the first nine months of fiscal 1998. No amounts were reported for the same periods of the prior year as the Company's share of USC's net income was not material.


Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including: general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the product mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's products; seasonal customer demand; and the timing of significant orders. Operating results could be adversely affected by such factors as economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results could be adversely affected if increased revenue and gross margin levels are not achieved.

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

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products at an acceptable cost to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and subject to rapid technology and price change. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during fiscal 1996, fiscal 1997 and fiscal 1998, during which periods the Company recorded pre-tax charges of $55 million, $17 million and $12 million, respectively, primarily to reflect a decline in the market value of certain inventory and certain manufacturing issues.

     The Company currently relies on outside foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs, and loss of production due to fires, seismic activity, weather conditions and other factors. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between United Microelectronics Corporation ("UMC") and various companies. UICC is located next to United Silicon, Inc. ("USI") and near USC and UMC in Science-Based Industrial Park, Hsin-Chu, Taiwan. (The Company has products manufactured at UMC and USC, and owns equity stakes in USC and USI.) UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fire or other disaster will not have a material adverse affect on UMC, USC or USI in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of foundry capacity and may seek to add additional foundry capacity, there can be no assurance that capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

     The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The recent financial and economic crises in Asia have heightened the aforementioned risks and have raised the risk that current or potential customers of the Company may be unwilling or unable to purchase the Company's products. Although the Company to date has not experienced any material adverse effect on its operations as a result of such factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practice.

     The Company also is party to certain legal proceedings, and is subject to the risk of adverse developments in such proceedings. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company currently is involved in patent litigation, and also has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims. As previously disclosed, the Company currently is party to an anti-dumping proceeding and a preliminary determination has been made that estimated antidumping duties of 59.06% should be imposed on the Company's importation into the United States of Taiwan-fabricated SRAMs. The Company anticipates that in early 1998, a final determination will be made as to whether antidumping duties should be imposed on such imports, and if so, at what level. If such duties are imposed, the Company will be required to pay a cash deposit in the amount of the duty in order to import Taiwan-fabricated SRAMs into the United States. Such deposits would not be "assessed" or "liquidated" until a later date, and could be refunded in whole or in part, with interest, or the Company could be required to pay additional amounts, as previously disclosed. The possibility that such duties will be assessed could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States. There can be no assurance that adverse developments in current or future legal proceedings, including without limitation the above-identified patent litigation and antidumping proceedings, will not have a material adverse effect on the Company's operating results or financial condition.

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

     The "Year 2000 issue" or "Y2K issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computer systems and programs may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has recently implemented new information systems and is in the process of implementing additional information systems, and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be materially adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

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

Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.


Liquidity and Capital Resources

     The Company's operating activities generated cash of $10.6 million in the first nine months of fiscal 1998 and used cash of $36.9 million in the first nine months of fiscal 1997. Cash generated from operations in the first nine months of fiscal 1998 was the result of taxes refunded and changes in working capital accounts, offset by the net loss generated during the period. Cash used in operations in the first nine months of fiscal 1997 was primarily a result of net loss generated during the period, payment of a significant portion of the Company's liabilities and increases in receivables and inventories.

     Net cash used in investing activities was $20.3 million for the first nine months of fiscal 1998 and $18.2 million for the same period of fiscal 1997. Net cash used in investing activities in the first nine months of fiscal 1998 reflects an investment of $17.6 million in USC and equipment purchases of $2.7 million. Net cash used in investing activities in the first nine months of fiscal 1997 reflects an investment of $16.4 million in USC, equipment purchases of $2.0 million, partially offset by a reduction in the investment in USI of $0.2 million.

     Net cash provided by financing activities was $1.3 million in the first nine months of fiscal 1998 and $1.3 million in the first nine months of fiscal 1997. Net cash provided by financing activities in the first nine months of fiscal 1998 reflects net proceeds from the sales of common stock in connection with the exercise of stock options, offset by repayments of long term obligations. Net cash provided by financing activities in the first nine months of fiscal 1997 reflects net proceeds from the sales of common stock in connection with the exercise of stock options.

     At December 31, 1997, the Company had $14.0 million in cash, a decrease of $8.4 million from March 31, 1997 and working capital of $47.2 million, a decrease of $30.8 million from March 31, 1997. The Company believes that these sources of liquidity, together with potential financings and expected tax refunds, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USI, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance's investment, which is payable in New Taiwan Dollars, will be up to approximately US$30 million payable in up to three installments. The first installment of approximately 50% of the total investment was made in January 1996. The Company had the option to pay a second installment of approximately 25% of the total investment in December 1997, plus interest at a rate of 8.5% on such amount from and after July 7, 1997; the Company requested an extension of its time to exercise such option until April 1998, but has not yet received such extension and might not receive such extension. The final installment of approximately 25% of the total investment is called for on or before fab production ramp-up. If the Company receives an extension of the option to pay the second installment and exercises such option and further pays the third installment, the Company will have an equity ownership of approximately 5% and have the right to purchase up to approximately 6.25% of the manufacturing capacity in this facility. Currently, the Company owns approximately 3.33% of the outstanding shares of USI and has the right to purchase up to approximately 4.17% of the manufacturing capacity in the facility. In the event the Company does not receive the requested extension of the option to pay the second installment, the Company may not have the ability to increase the levels set forth in the immediately preceding sentence.

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

     3.02         Registrant's Bylaws                                                           (A)

     3.03         Registrant's Certificate of Elimination of Series A Preferred Stock           (A)

     3.04         Registrant's Certificate of Amendment of Certificate of                       (B)
                  Incorporation

     4.01         Specimen of Common Stock Certificate of Registrant                            (A)

    27.01         Financial  Data  Schedule  (filed  only  with  the  electronic
                  submission  of  Form  10-Q  in   accordance   with  the  EDGAR
                  requirements) (C)

(b) Reports on Form 8-K

     None.



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


                                    Alliance Semiconductor Corporation
                                                   (Registrant)



Date: February 10, 1998             /s/ N. D. Reddy
                                    ---------------
                                    N. Damodar Reddy
                                    President and Principal Executive Officer




Date: February 10, 1998             /s/ Charles Alvarez
                                    -------------------
                                    Charles Alvarez
                                    Vice President - Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)