Form 10-K
period 1998-03-28
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1998-06-26
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
     For the fiscal year ended March 28, 1998
                                       OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of Registrant's Common Stock held by non-affiliates of Registrant as of June 18, 1998 was approximately $144.9 million based on the closing sale price of such stock on the Nasdaq National Market.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No ___

     As of June 18, 1998, there were 41,389,842 shares of Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended March 28, 1998, are incorporated by reference into Part III hereof.

     When used in this Report, the words "expects," anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the personal computer, networking, telecommunications and instrumentation markets, in particular as they may affect demand for or pricing of the Company's products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; and the availability and cost of products from the Company's suppliers; are subject to risks and uncertainties. These risks and uncertainties include those set forth in Item 1 of Part I hereof (entitled "Business") and in Item 7 of Part II hereof (entitled "Factors That May Affect Future Results") and elsewhere in this Report. These risks and uncertainties, or the occurrence of other events, could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.


                                     PART I

ITEM 1.         BUSINESS

Overview

     Alliance Semiconductor Corporation was incorporated in California on February 4, 1985 and reincorporated in Delaware on October 26, 1993. Unless the context indicates otherwise, the terms "Alliance" and the "Company" refer to Alliance Semiconductor Corporation, a Delaware corporation, and its direct and indirect subsidiaries. The Company designs, develops and markets high performance memory and memory intensive logic products to the personal computer, networking, telecommunications and instrumentation industries. Market trends such as the proliferation of high-end personal computers and workstations and an increased emphasis on high-throughput applications, including networking, graphics, multimedia and telecommunications products, have created opportunities for high performance memory products. The Company addresses these opportunities with its families of static random access memories ("SRAMs") and dynamic random access memories ("DRAMs"), characterized by high storage capacity (density), fast access times and low power consumption. Additionally, the Company produces a family of single power supply flash memory products, for applications such as personal computer BIOS storage and cellular phones. The Company also offers multimedia user interface ("MMUI") accelerator products that combine 2D and 3D graphics and motion video acceleration capabilities, and is actively pursuing a variety of opportunities to leverage its competencies in memory and memory-intensive logic design to create a range of embedded-memory products that combine logic and memory on a single chip.

     The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of selling prices. During much of fiscal 1998, the market for certain of the Company's DRAM devices continued to experience excess supply relative to demand which resulted in a significant downward trend in average selling prices. Pricing pressure also resulted in significant declines in average selling prices during fiscal 1998 for many of the Company's SRAM, flash and graphics products. Although the Company is unable to predict future trends in average selling prices, historically the semiconductor industry has experienced significant annual declines in average selling prices.

     The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience (as it did throughout much of fiscal 1998 and continuing into fiscal 1999) rapid erosion in product pricing which is not within the control of the Company and which could have an adverse material effect on the Company's operating results. The Company announced in May 1998 that primarily due to continued weakening in the DRAM market, the Company expects its operating results for the first quarter of fiscal 1999 to be significantly below results from the prior quarter, and to result in a net loss for the quarter. The Company anticipates that in the first quarter of fiscal 1999, it will record a material valuation adjustment with respect to its inventory, primarily to reflect a decline in the market value of such inventory.

     Throughout this Report, the Company often has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year ends on the Saturday nearest the end of March. The fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996 each contained 52 weeks.

Industry Background

     SRAMs and DRAMs are the most commonly-used memory circuits for the storage and retrieval of data during a computer system's operation, and are used in a wide variety of other applications, such as telecommunications, networking and instrumentation. SRAMs are roughly four to six times as complex as DRAMs (four to six transistors per bit of memory compared to one transistor) but also are generally roughly four times as fast. SRAMs are also substantially more expensive than DRAMs per unit of storage. Computer architectures have evolved to make efficient use of both SRAMs and DRAMs, taking into account their cost and performance characteristics. DRAMs are used in a computer's main memory to temporarily store the large amounts of data retrieved from low cost external mass memory, such as hard disk drives. SRAMs are principally used as caches and buffers between the computer's microprocessor and its DRAM-based main memory. DRAMs and SRAMs also are used in a variety of applications in industries such as networking, Communications and instrumentation.

     Traditionally, the markets for SRAMs and DRAMs have been dominated by large manufacturing companies, such as Toshiba, NEC, Hitachi, Texas Instruments and Samsung. The majority of the memory products from these manufacturers has consisted of commodity products, which have relatively predictable, multi-year product life cycles and thus require more focus on process technology and production cost and less on design. In recent years, certain technology trends dramatically increased the performance requirements for SRAMs and DRAMs, creating new design challenges and market opportunities for emerging semiconductor companies. The proliferation of more powerful personal computers and workstations in recent years and the increasing emphasis on high-throughput networking, graphics, multimedia and telecommunications products have created mass market opportunities for high speed SRAMs and high speed DRAMs.

     The emergence of graphical user interface ("GUI") environments (such as Microsoft(R) Windows(R)) and multimedia applications for personal computers has placed an additional burden on microprocessors to manipulate windows, icons, video and other complex graphical objects. This burden on microprocessors and the resulting decrease in the speed with which software applications are executed have created a need for a companion processor (a "GUI accelerator") that off-loads from the main processor the management of GUI tasks. GUI acceleration has become a fundamental requirement for high performance personal computers. The emergence of multimedia applications has driven the need for higher performance multimedia user interface accelerators that can provide acceleration of 2D/3D graphics and video. Both GUI and MMUI (multi-media user interface) accelerators require fast DRAMs or SGRAMs (synchronous graphic random access memories) to store screen content that is used frequently to refresh the display. SRAMs and DRAMs are forms of "volatile" memory, meaning that such devices retain their memory only when connected to a power supply. In contrast, flash memory is a form of "non-volatile" memory, which retains its memory even when the power supply is turned off. The demand for flash memory has increased in recent years. In addition to being a preferred method of storing the basic input/output system ("BIOS") for computers, a variety of applications make use of flash memory (for instance, cellular phone handsets often allow users to "store" frequently-dialed numbers in flash memory; such memory is retained when the handset power is turned off).

     Embedded-memory applications are growing rapidly, as manufacturers of items from cell phones to toasters are introducing "smart" machines that use integrated circuits to improve performance. Embedding memory and logic on a single chip may produce significant advantages in size and speed.

Technology

     The Company has focused on using innovative design techniques to develop high performance SRAMs and DRAMs that can be manufactured using a simple CMOS manufacturing process. The Company combines both SRAM and DRAM design approaches in creating its SRAM and DRAM products, and believes that merging these techniques enables it to design SRAMs that feature some of the density attributes of DRAMs and to design DRAMs that feature some of the speed attributes of SRAMs. Since its inception in 1985, the Company has accumulated substantial experience in designing SRAM and DRAM products.

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

     In addition to having small die sizes, many of the Company's products are designed to be manufactured using a CMOS process with fewer steps than required for competitive memory products. The Company's competitors often require a greater number of mask steps and/or more complex manufacturing processes to achieve similar performance of such products. Because yields typically decline as manufacturing complexity and the number of process steps increase, the simpler manufacturing process utilized by the Company has contributed to its generally high manufacturing yields. The Company also believes that a simpler manufacturing process leads to faster time to market and shorter manufacturing cycle times.

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

Products

High Speed CMOS SRAMs

     Sales of the Company's SRAM products accounted for substantially all of the Company's net revenues from April 1, 1992 through the early part of fiscal 1997. During fiscal 1998, SRAM products, including cache memory modules, contributed approximately 27% of the Company's net revenues, as compared to approximately 41% of the Company's net revenues in fiscal 1997. The Company currently offers SRAM products in several different packages and speed grades ranging from 64-Kbit densities with 8ns access times to 4-Mbit densities with 15ns access times. Currently, substantially all of the Company's volume SRAM products are manufactured using 0.35 micron technology, with development for a transition to
0.25 micron technology underway.

High Speed CMOS DRAMs

     During fiscal 1998, the Company commenced volume production of 4-Mbit and 16-Mbit DRAM products in 256Kbitx16 and 1Mbitx16 configurations, respectively. Sales of the Company's family of DRAM products experienced significant growth during the fiscal year, contributing approximately 66% of the fiscal year's net revenues, as compared to approximately 47% of the Company's net revenues in fiscal 1997.

MMUI Accelerators

     During fiscal 1998, the Company further expanded its offering of graphics accelerator products, and introduced an embedded DRAM 2D/3D graphics controller. Sales of MMUI accelerator products accounted for approximately 7% of the Company's net revenues during fiscal 1998 as compared to approximately 11% of the Company's net revenues in fiscal 1997.

High Speed CMOS Flash Memories

     During fiscal 1998, the Company extended its offering of 5 volt-only flash memory products (which use a single, 5 volt, power supply for read and programming functions) and now offers 5 volt-only products in densities up to 8-Mbit, with access times as fast as 55ns. To date, the Company has not derived significant revenue from flash memory products.

Product Development

     Timely development and introduction of new products are essential to maintaining the Company's competitive position. The Company currently develops all of its products in-house and had on staff 80 development personnel as of March 28, 1998. The Company uses a workstation-based computer-aided design environment to design and prototype new products. The Company's design process uses network computing, high-level design methodologies, simulators, circuit synthesizers and other related tools. During fiscal 1998, fiscal 1997 and fiscal 1996, the Company spent approximately $15.3 million, $15.0 million and $14.7 million, respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional products.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards and product obsolescence. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company's ability to secure sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company's independent foundries and the Company's ability to offer products at competitive prices. There can be no assurance that the Company will be able to identify new product opportunities successfully, develop and bring to market such new products in a timely and cost effective manner, or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company can secure adequate foundry capacity for the production of such products, or obtain acceptable manufacturing yields necessary to enable the Company to offer products at competitive prices. Additionally, there can be no assurance that the Company's products will gain or maintain market acceptance. Such inabilities could materially and adversely affect the Company's operating results.

     The markets for SRAMs, DRAMs, MMUI accelerators and flash memory products are volatile and subject to rapid technological and price change. Any inventory of products for those markets may be subject to obsolescence and price erosion, which could materially and adversely affect the Company's operating results. During fiscal 1998, the Company incurred pre-tax charges of approximately $18 million, primarily to adjust the valuation of the Company's inventory to relect, declines in market value. The Company anticipates that in the first quarter of fiscal 1999, it will record a material valuation adjustment with respect to its inventory, primarily to reflect a decline in the market value of such inventory.

Customer

     The Company's primary customers are major domestic and international suppliers and manufacturers of personal computers and personal computer peripheral system boards including Acer, Apricot (acquired by Mitsubishi), Diamond Multimedia, Hewlett Packard, IBM, Jabil, NEC, SCI Manufacturing and Solectron. The market for DRAMs and SRAMs used in personal computers is characterized by price volatility and has experienced significant fluctuations and downturns in product demand. Moreover, with respect to SRAMs, the Company derived less than 10% of its net revenue in fiscal 1998 from the sale of SRAMs for personal computer cache applications. Intel introduced last year the Pentium II card containing a microprocessor and cache memory (SRAM) on the card, and the Company has not to date been selected as a supplier of SRAM memory to Intel for the Pentium II card. There can be no assurance that the Company will be selected by Intel to supply SRAM memory for the Pentium II card in the future. If Intel continues to assemble cache memory onto the Pentium II card (or successors thereto) prior to sale to customers, then failure by the Company to be chosen to supply SRAM to Intel for the Pentium II card (or successors thereto) would likely materially limit the Company's sales of SRAMs to the personal computer market.

     While the Company's strategy is to increase its penetration into the networking, telecommunications and instrumentation markets with its existing
SRAM products and to develop new products complementary to its existing products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's operating results.

     Because a large percentage of the worldwide supply of personal computers and personal computer system boards is manufactured by suppliers located in Asia, a substantial percentage of the Company's net revenues are derived from Asian companies. During the fiscal years ended March 31, 1998, 1997 and 1996 sales to customers in Asia accounted for approximately 30%, 28% and 25% of the Company's net revenues, respectively. Continued weakness of the Asian economies -- a risk heightened by the recent financial and currency crisis in many Asian countries -- may have a material adverse impact on the Company.

     The Company is also selling SRAMs to networking, telecommunications and instrumentation customers including 3Com, Adaptec, Alteon, Ascend, Bay Networks, Hitachi, Mitsubishi, Siemens, Sony, Tektronix and Xircom. The Company believes that if its sales penetration into these markets increases, its customer base will diversify not only by product application but also geographically. There can be no assurance that such sales penetration into these markets will in fact increase. The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits as early as the year 2000 (see Item 3 - Legal Proceedings, below), the deposit requirement, and the potential that antidumping duties will be liquidated in early 2000, may materially adversely affect the Company's ability to sell Taiwan manufactured (wafer fabrication) SRAMs in the United States. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in Japan as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

     Sales to the Company's customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For the fiscal year ended March 31, 1998, one customer accounted for approximately 18% of the Company's net revenues. For the fiscal year ended March 31, 1997, no customer accounted for 10% or more of the Company's net revenues. For fiscal year ended March 31, 1996, one customer accounted for approximately 18% of the Company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

Sales and Marketing

     The Company markets and distributes its products in North America through a direct sales organization supported by manufacturers' representatives and distributors. The Company uses manufacturers' representatives and/or distributors to make sales in Europe, Asia and the rest of the world.

     The Company uses manufacturers' representatives and distributors who are not subject to minimum purchase requirements and who can discontinue marketing the Company's products at any time. Many of the Company's distributors are permitted to return to the Company a portion of the products purchased by them. The loss of one or more manufacturers' representatives or distributors could have a material adverse effect on the Company's operating results. The Company believes that its relations with its manufacturers' representatives and distributors generally are good.

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

     International revenues accounted for 41%, 36% and 43% of net revenues in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The majority of the Company's international revenues in fiscal years 1996 through 1998 were derived from Asian manufacturers of personal computers and personal computer system boards, because a large percentage of the worldwide supply of these products has been and continues to be manufactured by suppliers located in Asia. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company's products are manufactured, assembled and tested by independent third parties primarily located in Asia, and the Company has in the past and intends in the future to make investments in certain foundries in Asia in order to secure production capacity. Due to its international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delay resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Further, the Company's investments in foundries are denominated in local currencies. The recent financial and economic crisis in Asia may have heightened all of the foregoing risks (for instance, the U.S. dollar was significantly stronger at the end of fiscal 1998 vis-a-vis many Asian currencies than at the beginning of fiscal 1998). Although the Company to date has not experienced any material adverse effect on its operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     The Company's major foundries are United Microelectronics Corporation ("UMC") in Taiwan, United Semiconductor Corporation ("USC") in Taiwan, Chartered Semiconductor Manufacturing Ltd. ("Chartered") in Singapore and Rohm Co., Ltd. ("Rohm") in Japan. The Company has entered into foundry production agreements with all of its major foundries. Although the Company believes it currently has adequate capacity to address market requirements, there can be no assurance that in the future the Company's current foundries, together with any additional sources, would be willing or able to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification of or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including but not limited to equity investments in independent wafer manufacturers in exchange for guaranteed production; the formation with others of new companies to own and operate foundries; the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company's designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

     In February 1995, the Company agreed to purchase shares of Chartered for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab 2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab 2. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company does not own a material percentage of the equity of Chartered. Chartered has also received investments of approximately US$10 million to US$20 million from a number of United States companies, including Actel Corporation, Brooktree Corporation, LSI Logic Corporation and Rockwell International Corporation, in return for guaranteed minimum numbers of wafers from Fab 2. Chartered also announced in January 1998 that it had entered into an agreement with Lucent Technologies Inc. to create a foundry venture, Silicon Manufacturing Partners Pte. Ltd., and announced in April 1997 that it had entered into an agreement with Hewlett-Packard Co. to create a foundry venture, Chartered Silicon Partners Pte. Ltd.

     In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is in full production utilizing advanced sub-micron semiconductor manufacturing processes. Alliance's initial contribution of approximately $70 million was paid in three installments between September 1995 and July 1997, representing an initial equity ownership of approximately 19.0%. In April 1998, the Company sold 3.5% of the outstanding shares of USC, for gross proceeds of approximately $32 million and the right to receive contingent payment of up to approximately 665 million New Taiwan Dollars (approximately US $19.3 million at the exchange rate prevailing on June 18, 1998, which rate is subject to material change). As a result of that sale, the Company currently owns approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company anticipates that as a result of an upcoming issuance of shares to USC employees (which issuance has been approved by USC's board of directors), the Company's ownership position will be diluted to approximately 15.1%. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. Throughout fiscal 1998, the Company reported income of approximately $15.5 million related to its share of USC's income. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, or if there is not sufficient demand for USC's wafers, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's results of operations.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc. ("USI"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizing advanced sub-micron semiconductor manufacturing processes. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment, or US$13.7 million, was made in January 1996. The Company had but did not exercise the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. Currently, the Company owns approximately 3.33% of the outstanding shares of USI and has the right to purchase approximately 4.17% of the manufacturing capacity of the facility. A portion of UMC's equity contribution was paid through the grant by UMC to USI of royalty-free licenses to certain UMC sub-micron below process technologies.

     There can be no assurance that the Company's current foundries, together with any additional sources, will be able or willing to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in qualification and production ramp-up in the past, and the production ramp-up at any additional foundries could take longer than anticipated. In the event that the Company's foundries are unable or unwilling to satisfy the Company's requirements in a timely manner, the Company's operating results could be materially adversely affected. In addition, UMC, USC and USI all are located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in fiscal 1999. Disruption of operations at the Company's foundries for any reason, including work stoppages, fire, earthquakes or other natural disasters, could cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between UMC and various companies. UICC is located next to USI and near USC and UMC in the Hsin-Chu Science-Based Industrial Park. (The Company has products manufactured at UMC and USC, and owns equity stakes in USC and USI.) UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse affect on UMC, USC or USI in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

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

     The Company purchases products from UMC, USC, Chartered and Rohm pursuant to various agreements. The Company believes that its relationship with each of these foundries is good. However, UMC and Rohm manufacture products in the same facilities used to manufacture the Company's products, which products are sold in competition with the Company's products.

     Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results. There can be no assurance that problems affecting manufacturing yields of the Company's products will not occur in the future such as occurred during late in fiscal 1996.

     The Company uses domestic and offshore subcontractors for die assembly and testing. In the assembly process, the silicon wafers are separated into individual dies that are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program before shipment to customers. While the timeliness, yield and quality of product deliveries from the Company's suppliers of assembly and test services have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company's revenue, and other adverse effects on the Company's operating results. Most of the

Company's wafer foundries, assembly and testing facilities comply with the requirements of ISO 9000.

     There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced by such suppliers. The occurrence of such price increases could have a material adverse affect on the Company's operating results.

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

Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company's customers may be purchasing products from both the Company and the Company's competitors. The Company's principal competitors include Cypress Semiconductor Corporation; Integrated Device Technology, Inc.; Integrated Silicon Solutions, Inc.; Micron Technology, Inc.; Motorola; Samsung; S3; Toshiba; and other U.S., Japanese, Korean, and Taiwanese manufacturers. Certain of the Company's competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. Due to the downturn in the SRAM and DRAM markets, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, as the Company enters new markets, the Company may face additional competition. Markets for most of the Company's products are characterized by intense price competition. The Company's future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity and sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Licenses, Patents and Maskwork Protection

     The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. The Company holds 35 United States patents covering certain aspects of its product designs or manufacturing technology, which patents expire between 2009 and 2016. The Company also has 32 pending United States patent applications, 9 of which have been allowed and are expected to be issued as patents. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents will provide meaningful protection from competition or will not be invalidated or challenged in the future. Copyrights, maskwork protection, trade secrets and confidential technological know-how are also key elements in the conduct of the Company's business.

     The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will receive in the future, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties. The ultimate conclusion with respect to any alleged infringement must be determined by a court or administrative agency in the event of litigation, and there can be no assurance that a court or administrative agency would determine that the Company's products do not infringe the patents in question. Patent litigation is inherently uncertain and the Company cannot predict the result of any such litigation or the level of damages that could be imposed if it were determined that certain of the Company's products or processes infringe any of the patents in question. The Company currently is in litigation with Advanced Micro Devices, Inc. ("AMD") concerning claims by AMD that the Company's flash memory devices infringe two AMD patents. See Item 3 - Legal Proceedings, below.

     There can be no assurance that other third parties will not assert claims against the Company with respect to existing or future products or that, in the case of the existing or potential allegations described above or any new dispute, licenses to disputed third-party technology will be available on reasonable commercial terms, if at all. In the event of litigation to determine the validity of any third-party claims (or claims against the Company for indemnification related to such third-party claims), including the claims and potential claims referred to in the preceding paragraph, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be materially adversely affected. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Backlog

     Sales of the Company's products are made pursuant to standard purchase orders. Purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements and to price renegotiations. In addition, orders typically may be canceled at the discretion of the buyer without enforceable penalty. The Company's business, in line with that of much of the semiconductor industry, is characterized by short lead time orders and quick delivery schedules. Also, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Finally, capacity constraints or unexpected manufacturing delays may prevent the Company from meeting the demand for certain of its products, therefore backlog is not necessarily indicative of future sales.

Employees

     As of March 28, 1998, the Company had 168 full-time employees, consisting of 80 in research and development, 7 in marketing, 24 in sales, 11 in finance, and 46 in administration and operations. Of the 80 research and development employees, 26 have advanced degrees. The Company recently has opened a design center in India. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

     The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. During fiscal 1997, the Company initiated the conversion of its business information systems to Oracle(R) and its manufacturing tracking systems to FASTech(R) which will be further integrated with the Oracle(R) application. The full conversion is scheduled to be completed in February 1999, however, there can be no assurance that the conversion will not suffer delays or not experience other problems which may have a materially adverse impact on the business operations of the Company. Additionally there can be no assurance that the Company will be able effectively to manage future growth, and the failure to do so could have a material adverse effect on the Company's operating results.

     The Company will depend to a large extent on the continued contributions of its founders, N. Damodar Reddy, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President of the Company, and his brother C.N. Reddy, Executive Vice President and Chief Operating Officer of the Company (collectively referred to as the "Reddys"), as well as other officers and key design personnel, many of whom would be difficult to replace. During fiscal 1998 and subsequently, a number of officers and design personnel left Alliance to pursue various other opportunities. The future success of the Company will depend on its ability to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business. The Company is not insured against the loss of any of its key employees, nor can the Company assure the successful recruitment of new and replacement personnel.


ITEM 2.         FACILITIES

     The Company's executive offices and its principal marketing, sales and product development operations are located in a 41,400 square foot leased facility in San Jose, California under a lease which expires in 1999, which the Company may extend for 5 years beyond such expiration. The Company also leases office space in Hsin Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company's products in Taiwan. The Company leases an office in Bangalore, India, and has purchased a parcel of land in an office park under development in Hyderabad, India, for product development. Additionally, the Company leases sales offices in Irvine, California; Reading, Massachusetts; Plano, Texas; Heathrow, Florida; Taipei, Taiwan; Munich, Germany; and Derby, England.


ITEM 3.         LEGAL PROCEEDINGS

     As previously reported, in March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgement dismissing the case pursuant to the parties' stipulation. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     As previously reported, in December 1996, Alliance Semiconductor International Corporation, a wholly-owned subsidiary of the Company ("ASIC") was served with a complaint alleging that ASIC has infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD Patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

     In February 1997, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States International Trade Commission ("ITC") (Investigation Nos. 731-TA-761-762) and United States Department of Commerce ("DOC") (Investigations No. A-583-827), alleging that static random access memories ("SRAMs") produced in South Korea and Taiwan are being sold in the United States at less than fair value, and that the United States industry producing SRAMs is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in South Korea and Taiwan. As a result of the Petition, the Company, in order to import into the United States, on or after approximately April 1998, SRAMs manufactured in Taiwan, must pay a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the cost of such SRAMs. (The Company has posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) The Company and others have appealed the determination by the ITC that imposed the Antidumping Margin. The Company may, in 1999, request a review of its sales of Taiwan-fabricated SRAMs from approximately October 1997 through March 1999 (the "Review Period"). If the Company makes such a request, the cash deposits made by the Company shall not be "assessed" or "liquidated" until the conclusion of the review, in early 2000. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits made by the Company, and the deposits that would have been made had the higher rate been in effect. (In either case, the Company also would be responsible to pay antidumping duties in the amount of the revised margin with respect to its imports, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) A material portion of the SRAMs designed and sold by the Company are manufactured in Taiwan, and the cash deposit requirement and possibility of assessment (liquidation) of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers of the Company as of the date of this Report is set forth below:

     Name                         Age    Position
     ----                         ---    --------
     N. Damodar Reddy..........   59     President and Chief Executive Officer,
                                         Chief Financial Officer

     C.N. Reddy................   42     Executive Vice President and Chief
                                         Operating Officer

     Gregory Barton............   36     Vice President - Corporate and Legal
                                         Affairs, General Counsel

     William Caparelli.........   54     Senior Vice President - Sales (resigned
                                         effective July 1998)

     Sunit Saxena..............   39     Vice President - Product/Test
                                         Engineering  and Operations

     Ritu Shrivastava..........   47     Vice President - Technology Development


     N. Damodar Reddy is the co-founder of the Company and has served as the Company's Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. In June 1998, after the resignation of Charles Alvarez as Chief Financial Officer, Mr. Reddy was appointed Chief Financial Officer until a replacement is named. From September 1983 to February 1985, Mr. Reddy served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. He holds an M.S. degree in Electrical Engineering from North Dakota State University and a M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

     C.N. Reddy is the co-founder of the Company and has served as the Company's Secretary and director since its inception in February 1985. Beginning February 1985, Mr. Reddy served as the Company's Vice President - Engineering. In May 1993, he was appointed Senior Vice-President - Engineering and Operations of the Company. In December 1997, he was appointed Executive Vice President and Chief Operating Officer. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that, he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds an M.S. degree in Electrical Engineering from Utah State University. C.N. Reddy is named inventor of over 15 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy.

     Gregory Barton joined the Company in 1995 as General Counsel and was appointed Vice President - Corporate and Legal Affairs in 1996. From 1986 to 1993, he was an associate in the New York office of the law firm Gibson, Dunn & Crutcher. Mr. Barton received a J.D. degree magna cum laude from Harvard Law School, and a B.A. degree summa cum laude from Claremont McKenna College.

     William Caparelli joined the Company in October 1997 as Senior Vice President - Sales. Prior to joining the Company, Mr. Caparelli spent almost ten years in various positions at Cirrus Logic, Inc., most recently as Senior Vice President, Worldwide Sales. Mr. Caparelli holds a B.S.E.E. from Lowell Technological Institute. In June 1998, Mr. Caparelli announced his resignation, effective July 1998, to pursue other opportunities.

     Sunit Saxena joined the Company in January 1995 and was appointed Vice President - Product/Test Engineering and Operations in January 1998. Mr. Saxena had been appointed Vice President - Product Engineering in August 1995. Prior to joining the Company, Mr. Saxena held positions at Altera as Director of Product and Test Engineering and at Advanced Micro Devices, Inc. where his career included management of Product/Test Engineering for CMOS and Bipolar Network products, the 2900 series Microprocessor family, DRAMs, and process development and management of EPROM and EEPROM. Mr. Saxena has an M.S. degree in Solid State Device Physics from the Indian Institute of Technology in New Delhi, India and an M.S. degree in Computer Engineering from Syracuse University.

     Ritu Shrivastava joined the Company in November 1993, and was appointed Vice President - Technology Development in August 1995. Mr. Shrivastava was designated as an executive officer of the Company in July 1997. Prior to joining the Company, Dr. Shrivastava worked at Cypress Semiconductor Corporation for more than 10 years in various technology management positions, the last one being Director of Technology Development. Prior to that time, Dr. Shrivastava was with Mostek Corporation for 3 years, responsible for CMOS development. Dr. Shrivastava served on the Electrical Engineering faculty at Louisiana State University where he also received his Ph.D. Dr. Shrivastava completed his Masters and Bachelor's degrees in Electrical Communication Engineering from Indian Institute of Science, Bangalore, India and a Bachelor's degree in Physics from Jabalpur University, India. Dr. Shrivastava is named inventor in over 9 patents related to various technologies, and is a Senior Member of IEEE.

     Charles Alvarez, the Company's Chief Financial Officer since March 1997, resigned from the Company effective June 1998 to pursue other opportunities.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol ALSC. The Company completed its initial public offering on December 1, 1993. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as adjusted to reflect the three-for-two stock split effected in in July 1995. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Calendar Year                                   High                Low
-------------                                   ----                ---
1996
----
1st Quarter ....................           $     13.00        $      8.00
2nd Quarter ....................                 12.00               7.75
3rd Quarter ....................                  9.00               5.13
4th Quarter ....................                 10.00               6.00

1997
----
1st Quarter ....................           $      9.50        $      6.31
2nd Quarter ....................                  9.38               6.44
3rd Quarter ....................                 15.75               7.63
4th Quarter ....................                 11.06               4.00

1998
----
1st Quarter ....................           $      8.25        $      4.50


     As of June 18, 1998, there were approximately 187 holders of record of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, for development of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its capital stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes selected consolidated financial information for each of the five fiscal years ended March 31, 1998 and should be read in conjunction with the consolidated financial statements and notes relating thereto.

                                                                              Year Ended March 31,
                                                     -----------------------------------------------------------------------
                                                       1998            1997             1996          1995           1994
                                                     ---------       ---------       ---------      ---------      ---------
                                                                     (in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenues .....................................   $ 118,400       $  82,572       $ 201,098      $ 119,327      $  54,574
Cost of revenues .................................     117,400          84,630         158,159         65,035         33,414
                                                     ---------       ---------       ---------      ---------      ---------
   Gross profit (loss) ...........................       1,000          (2,058)         42,939         54,292         21,160
Operating expenses:
   Research and development ......................      15,254          15,012          14,664          8,374          3,661
   Selling, general and administrative ...........      18,666          10,344          17,202          9,600          3,953
                                                     ---------       ---------       ---------      ---------      ---------
Income (loss) from operations ....................     (32,920)        (27,414)         11,073         36,318         13,546
Other income, net ................................         287           1,753           6,498          2,035            343
                                                     ---------       ---------       ---------      ---------      ---------
Income (loss) before income taxes ................     (32,633)        (25,661)         17,571         38,353         13,889
Provision for income taxes .......................     (11,421)         (8,990)          6,852         14,462          5,213
                                                     ---------       ---------       ---------      ---------      ---------
Income (loss) before equity in income of USC .....     (21,212)        (16,671)         10,719         23,891          8,676
Equity in income of USC ..........................      15,475            --              --             --             --
                                                     ---------       ---------       ---------      ---------      ---------
Net income (loss) ................................   $  (5,737)      $ (16,671)      $  10,719      $  23,891      $   8,676
                                                     =========       =========       =========      =========      =========

Net income (loss) per share:
    Basic ........................................   $   (0.15)      $   (0.43)      $    0.28      $    0.78      $    0.37
                                                     =========       =========       =========      =========      =========
    Diluted ......................................   $   (0.15)      $   (0.43)      $    0.26      $    0.69      $    0.32
                                                     =========       =========       =========      =========      =========
Weighted average number of common shares:
    Basic ........................................      39,493          38,653          37,900         30,612         23,475
                                                     =========       =========       =========      =========      =========
    Diluted ......................................      39,493          38,653          40,633         34,559         26,906
                                                     =========       =========       =========      =========      =========


                                                                                   March 31,
                                                    ------------------------------------------------------------------------
                                                      1998           1997             1996            1995            1994
                                                    --------        --------        --------        --------        --------
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Working capital ..................................  $ 39,879        $ 78,000        $106,171        $ 86,845        $ 26,550
Total assets .....................................   248,265         232,569         263,238         126,866          40,192
Stockholders' equity .............................   202,041         204,677         219,381         107,803          28,998

                                                                          Fiscal Year
                                   --------------------------------------------------------------------------------------------
                                                       1998                                           1997
                                   --------------------------------------------    --------------------------------------------
                                     4th         3rd         2nd          1st        4th         3rd         2nd          1st
                                   --------    --------    --------    --------    --------    --------    --------    --------
Operating Summary:                                             (in thousands, except per share data)
Net revenues ..................... $ 28,295    $ 24,768    $ 28,998    $ 36,339    $ 30,105    $ 25,224    $ 13,135    $ 14,108
Cost of revenues .................   29,756      26,336      31,693      29,615      27,437      21,833      11,029      24,331
                                   --------    --------    --------    --------    --------    --------    --------    --------

   Gross profit (loss) ...........   (1,461)     (1,568)     (2,695)      6,724       2,668       3,391       2,106     (10,223)
Operating expenses:
   Research and development ......    4,313       3,276       3,558       4,107       4,261       3,673       3,639       3,439
   Selling, general and
       administrative ............    4,851       4,875       4,885       4,055       3,003       2,146       2,703       2,492
                                   --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) from operations ....  (10,625)     (9,719)    (11,138)     (1,438)     (4,596)     (2,428)     (4,236)    (16,154)
Other income (expenses), net .....     (127)        171          54         189         209         369         459         716
                                   --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before income
   taxes .........................  (10,752)     (9,548)    (11,084)     (1,249)     (4,387)     (2,059)     (3,777)    (15,438)
Provision (benefit) for income
   taxes .........................   (3,763)     (3,342)     (3,879)       (437)     (1,544)       (721)     (1,322)     (5,403)
                                   --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before equity in
Income of USC ....................   (6,989)     (6,206)     (7,205)       (812)     (2,843)     (1,338)     (2,455)    (10,035)
Equity in income of USC ..........    7,068       3,833       2,654       1,920        --          --          --          --
                                   --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss) ................ $     79    $ (2,373)   $ (4,551)   $  1,108    $ (2,843)   $ (1,338)   $ (2,455)   $(10,035)
                                   ========    ========    ========    ========    ========    ========    ========    ========
Net income (loss) per share:
    Basic ........................ $   0.00    $  (0.06)   $  (0.12)   $   0.03    $  (0.07)   $  (0.03)   $  (0.06)   $  (0.26)
                                   ========    ========    ========    ========    ========    ========    ========    ========
    Diluted ...................... $   0.00    $  (0.06)   $  (0.12)   $   0.03    $  (0.07)   $  (0.03)   $  (0.06)   $  (0.26)
                                   ========    ========    ========    ========    ========    ========    ========    ========
Weighted average number of
common shares:
    Basic ........................   40,361      39,439      39,175      38,999      38,896      38,513      38,483      38,416
                                   ========    ========    ========    ========    ========    ========    ========    ========
    Diluted ......................   40,985      39,439      39,175      41,042      38,896      38,513      38,483      38,416
                                   ========    ========    ========    ========    ========    ========    ========    ========


     During fiscal 1997 and fiscal 1998, the Company experienced significant deterioration in the average selling prices of its SRAM and DRAM products. Primarily as a result of this deterioration, the Company recorded pre-tax charges in the first and fourth quarters of fiscal 1997 of approximately $16 million and $1 million, respectively; and pre-tax charges in the second, third, and fourth quarters of fiscal 1998, of approximately $6 million each such quarter. The Company is unable to predict when or if such decline in prices will stabilize. The Company announced in May 1998 that primarily due to continued weakening in the DRAM market, the Company expects its operating results for the first quarter of fiscal 1999 to be significantly below results for the prior quarter, and to result in a net loss for the quarter. A continued decline in average selling prices of any of the Company's products could result in an additional material valuation adjustment and corresponding charge to operations which could have a material adverse effect on the Company's operating results. The Company anticipates that in the first quarter of fiscal 1999, it will record a material valuation adjustment with respect to its inventory, primarily to reflect a decline in the market value of such inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was founded in February 1985 to focus on the design and development of high performance semiconductor memory products. In March 1991 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Reorganization"). All of the Company's obligations set forth in the Plan of Reorganization, as modified, were satisfied, and, in August 1994, the Company received a final decree from the Bankruptcy Court.

     Since 1991, the Company's business strategy has been to be a supplier of high performance memory products and memory intensive logic products, operating on a fabless basis by utilizing independent manufacturing facilities and, more recently, joint venture facilities as well. Due to favorable market acceptance of SRAM products introduced by the Company, annual revenues grew rapidly through fiscal 1996. In addition, from September 1992 through September 1995, gross profit increased primarily due to reductions in average unit product costs, higher average selling prices, a shift to higher margin products and an increase in manufacturing capacity to address the increased demand for SRAM products. As a result, operating income also experienced substantial growth during that same period. From October 1995 through most of fiscal 1998 gross profit decreased primarily due to a decline in average selling prices and to pre-tax inventory related charges. The Company recorded pre-tax charges in fiscal 1996, 1997 and 1998 of approximately $55 million, $17 million and $18 million, respectively, primarily to adjust the valuation of the Company's inventory to reflect declines in market value for certain of the Company's products. The Company anticipates that in the first quarter of fiscal 1999, it will record a material valuation adjustment with respect to its inventory, primarily to reflect a decline in the market value of such inventory.

     From April 1, 1992 through the early part of fiscal 1997, substantially all of the Company's net revenues were derived from the sale of SRAM products.
During fiscal 1998, DRAM products accounted for approximately 66% of net revenues, SRAM products accounted for approximately 27% of net revenues and graphics products accounted for approximately 7% of net revenues. The Company had introduced 4-Mbit DRAM in 1-Mbitx4 configuration in fiscal 1997. During fiscal 1998, the Company commenced volume production in 0.45 micron geometry, of 4-Mbit DRAMs in a 256-Kbitx16 configuration and of 16-Mbit DRAMs in a 1-Mbitx16 configuration. The Company enhanced its SRAM product line with the introduction of Industrial Temperature SRAMs and in April 1998 introduced its Intelliwatt(TM) 1-Mbit SRAM products. The Company continued development and sales of graphics accelerator products, and developed its first embedded product, which combines 2D/3D graphics controller with 2 megabytes of embedded memory. Finally, the Company put into volume production a 4-Mbit flash product and introduced a 8-Mbit flash design. Flash products did not contribute significant revenue in fiscal 1998. A substantial portion of the Company's net revenues is derived from a relatively small number of customers in the personal computer industry.

     The market for memory products used in personal computers is characterized by price volatility and has experienced significant fluctuations and cyclical downturns in product demand, such as the severe price erosion of DRAMs in fiscal 1998 (which has continued into the first quarter of fiscal 1999). While the Company's strategy is to increase its penetration into the networking, telecommunications and instrumentation markets with its existing SRAM products and to develop and sell in volume quantities new products complementary to its existing products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's operating results.

Results of Operations

     The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.

                                                  Percentage of Net Revenues
                                                      Year Ended March 31,
                                                  -----------------------------
                                                   1998        1997        1996
                                                  -----       -----       -----
Net revenues ................................     100.0%      100.0%      100.0%
Cost of revenues ............................      99.2       102.5        78.7
                                                  -----       -----       -----
   Gross profit (loss) ......................       0.8        (2.5)       21.3
Operating expenses:
   Research and development .................      12.9        18.2         7.3
   Selling, general and administrative ......      15.7        12.5         8.5
                                                  -----       -----       -----
Income (loss) from operations ...............     (27.8)      (33.2)        5.5
Other income, net ...........................       0.2         2.1         3.2
                                                  -----       -----       -----
Income (loss) before income taxes ...........     (27.6)      (31.1)        8.7
Provision (benefit) for income taxes ........      (9.7)      (10.9)        3.4
                                                  -----       -----       -----
Income (loss) before equity in
   income of USC ............................     (17.9)%     (20.2)%       5.3%
                                                  =====       =====       =====


     Net Revenues. The Company's net revenues increased to approximately $118.4 million in fiscal 1998, from approximately $82.6 million in fiscal 1997, an increase of approximately 43%. The increase in net revenues in fiscal 1998 was due primarily to increased sales of DRAM products, an overall increase in units shipped, and increase in average selling prices due to a change in the product mix of SRAMs and DRAMs.

     During fiscal 1998, the Company commenced volume production of 4-Mbit and 16-Mbit DRAM products in 256Kbitx16 and 1-Mbitx16 configurations, respectively. Revenues from the Company's DRAM product family grew steadily throughout the year and contributed approximately 66% of the Company's net revenues in fiscal 1998. During fiscal 1998, the average selling prices for the Company's DRAMs declined significantly. The DRAM market is characterized by volatile supply and demand conditions, adverse effects of Asia's financial problems, more OEMs switching to build-to-order processes and rapid technology changes to higher density products. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs could have a material adverse effect on the Company's operating results, as will be the case for the first quarter of fiscal 1999.

     The Company also commenced volume production in fiscal 1998 of a 4-Mbit family of asynchronous SRAM products. Overall, SRAM products accounted for approximately 27% of the Company's fiscal 1998 revenue. In general, SRAM prices continued a steady decline throughout fiscal 1998.

     Sales of the Company's MMUI product line contributed approximately 7% of the Company's net revenues during fiscal 1998. The MMUI graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features.

     The Company's flash memory products did not contribute significant revenue during fiscal 1998 and prior years.

     A significant decline in average selling prices in any of the Company's product lines due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results. The Company announced in May 1998 that primarily due to continued weakening in the DRAM market, the Company expects its operating results for the first quarter of fiscal 1999 to be significantly below results from the prior quarter, and to result in a net loss for the quarter.

     The Company's net revenues decreased to approximately $82.6 million in fiscal 1997, a decrease of approximately 59% from approximately $201.1 million of net revenues in fiscal 1996. The decrease in net revenues in fiscal 1997 was due primarily to lower unit demand and lower average selling prices for SRAM products as compared to the prior year. During fiscal 1998, one customer accounted for approximately 18% of net revenues. During fiscal 1997, no customer accounted for 10% or more of net revenues. During fiscal 1996, one customer accounted for approximately 18% of net revenues. During fiscal 1997, the Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products. The Company believes that the decrease in average selling prices was due to a number of factors, including increased supply of SRAMs and DRAMs from foreign and domestic competitors and weakening unit demand for such products.

     Generally, the markets for the Company's products are characterized by volatile supply and demand condition, numerous competitors, rapid technological change, and product obsolescence, conditions which could require the Company to make significant shifts in its product mix in a relatively short period of time. To diversify its product offerings, the Company has introduced new SRAM, DRAM, MMUI accelerators and flash memory products and is developing its capability to produce a variety of embedded-memory products. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company's suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.

     Gross Profit (Loss). The Company's gross profit for fiscal 1998 was approximately $1.0 million or approximately 0.8% of net revenues compared to a gross loss of approximately $(2.1) million or approximately (2.5)% of net revenues for the same period in fiscal 1997. The increase in gross profits resulted primarily from increased unit demand for DRAM products, lower cost of production for DRAM and SRAM products, and introduction to volume production of newer, higher density SRAM products. These increases slightly more than offset pre-tax charges in fiscal 1998 of approximately $18 million (compared with pre-tax charges in fiscal 1997 of approximately $17 million) primarily to adjust the valuation of the Company's inventory to reflect declines in market value.

     The Company's gross loss for fiscal 1997 was approximately $(2.1) million or approximately (2.5)% of net revenues compared to gross profit of approximately $42.9 million or approximately 21.3% of net revenues for the same period in fiscal 1996. The decrease in gross profit in fiscal 1997 resulted primarily from reduced unit demand and lower average selling prices for the Company's SRAM products. Gross profits associated with sales from the Company's DRAM and MMUI product families contributed partially to offset the declines attributable to the SRAM products.

     The Company is unable to predict when or if declines in the average selling prices of the Company's products will stabilize. A continued decline in any of such average selling prices could result in a material decline of the Company's gross profits unless the Company is able to reduce its cost per unit to offset such declines. There can be no assurance that the Company will be able to reduce its cost per unit at a level to offset a decline in average selling prices. As indicated above, the Company believes that it will incur a net loss for the first quarter of fiscal 1999, and will record a material valuation adjustment with respect to its inventory, primarily to reflect a decline in the market value of such inventory.

     The Company is subject to a number of factors that may have an adverse impact on gross profits, including the availability and cost of products from the Company's suppliers; increased competition and related decreases in unit average selling prices; changes in the mix of product sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that the commencement of such manufacturing will not have a material adverse effect on the Company's gross profits in future periods.

     Research and Development. Research and development expenses were approximately $15.3 million or approximately 12.9% of net revenues for fiscal 1998, approximately $15.0 million or approximately 18.2% of net revenues for fiscal 1997 and approximately $14.7 million or approximately 7.3% of net revenues for fiscal 1996. These dollar increases in research and development expenses were primarily due to the addition of new personnel for development of new products and the enhancement of existing products and expenditures for materials related to such development activities. During fiscal 1998, the Company's development efforts focused on advanced process and design technology, SRAMs, DRAMs, flash memory and MMUI accelerator products. Research and development expenses are expected to continue to increase in absolute dollars, although such expenses may fluctuate as a percentage of net revenues. The Company also may incur research and development expenses in connection with development of a variety of embedded-memory products.

     Selling, General and Administrative. Selling, general and administrative expenses in fiscal 1998 were approximately $18.7 million or approximately 15.7% of net revenues compared to approximately $10.3 million or approximately 12.5% of net revenues for fiscal 1997, and approximately $17.2 million or approximately 8.5% of net revenues for fiscal 1996. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of net revenues in fiscal 1998 was principally the result of higher sales commissions associated with the 43% increase in net revenues and legal fees associated with the SRAM antidumping proceeding. Selling, general and administrative expenses may increase in absolute dollars, although such expenses may fluctuate as a percentage of net revenues.

     Other Income, Net. Net other income was approximately $0.3 million for fiscal 1998, approximately $1.8 million for fiscal 1997 and approximately $6.5 million for fiscal 1996 (constituting approximately 0.2%, 2.1% and 3.2% of the respective fiscal year's net revenues). Net other income primarily represents interest, dividend income and other income or losses from investments, offset by interest expense for long term obligations.

     Provision for Income Taxes. The Company's effective tax rate was 35% for fiscal 1998, 35% for fiscal 1997 and 39% for fiscal 1996. The effective tax rate for fiscal 1998 and fiscal 1997 represented tax benefits accrued at applicable statutory rates. The effective tax rate for fiscal 1996 represented taxes accrued at applicable statutory rates partially offset by the effect of research and development tax credits.

     Equity in Income of USC. The Company's investment in USC is accounted for under the equity method of accounting. In fiscal 1998, the Company recorded income of approximately $15.5 million representing its share of USC's income for the year ended December 31, 1997 (the Company uses a 90-day lag in recording its share of USC's results of operations). The Company's share of USC's income in fiscal 1997 and fiscal 1996 was not recorded as it was not material.

Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including: general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's products; seasonal customer demand; and the timing of significant orders. Operating results could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development to be able to support increased sales levels, the Company's operating results will be adversely affected if such increased sales levels are not achieved.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products. The Company is unable to predict when or if such decline in prices will stabilize. Average selling prices for DRAM products, in particular, have continued to weaken significantly through the first quarter of fiscal 1999. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected, as was the case in fiscal 1997 and fiscal 1998, when the Company recorded pre-tax charges totalling approximately $17 million and $18 million, respectively, primarily to reflect a decline in market value of certain inventory. The Company anticipates that in the first quarter of fiscal 1999, it will record a material valuation adjustment with respect to its inventory, primarily to reflect a decline in the market value of such inventory.

     The Company currently relies on independent and joint venture foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between UMC and various companies. UICC is located next to USI and near USC and UMC in the Hsin-Chu Science-Based Industrial Park. (The Company has products manufactured at UMC and USC, and owns equity stakes in USC and USI.) UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse affect on UMC, USC or USI in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers.

There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

     There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced at such suppliers. The occurrence of such price increases could have a material adverse affect on the Company's operating results.

     The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Because the Company conducts most of its manufacturing operations in Asia, and receives a significant amount of its net revenue from sales to Asian customers, the foregoing risks heightened in light of the recent financial and economic crisis in Asia. Current or potential customers of the Company in Asia, for instance, may become unwilling or unable to purchase the Company's products, and the Company's Asian competitors may be able to become more price-competitive relative to the Company due to declining values of their national currencies. There can be no assurance that such factors will not adversely impact the Company's operating results in the future or require the Company to modify its current business practices.

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

     Most computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When a computation referencing the year 2000 is performed, these systems may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. Computations referencing the year 2000 might be invoked at any time, but are likely to begin occurring in the year 1999. The Company is in the process of implementing new information systems which the Company believes will be year 2000 compliant and does not anticipate that it will incur material expenditures for the resolution of any year 2000 issues relating to either its own information systems, databases and programs, or its software products. However, the Company could be materially adversely impacted by year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial service organizations with which the Company interacts. Management is in the process of determining the impact, if any, that third parties who are not year 2000 compliant may have on the operations of the Company.

     Current pending litigation, administrative proceedings and claims are set forth in Item 3 - Legal Proceedings and in Item 1 - Licenses, Patents and Maskwork Protection, above. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or operating results. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be materially adversely affected.

     The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in early 2000 (see
Item 3 - Legal Proceedings, above), the deposit requirement, and the potential that antidumping duties will be liquidated in early 2000, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in Japan as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

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

Liquidity and Capital Resources

     The Company's operating activities generated cash of approximately $6.9 million in fiscal 1998, versus using approximately $44.6 million in fiscal 1997 and providing approximately $1.8 million in fiscal 1996. Cash generated by operations in fiscal 1998 was the result of a tax refund and changes in working capital accounts offset by a net loss incurred during the fiscal year. Cash utilized in operations in fiscal 1997 was the result of an operating loss and an increase in working capital, while cash generated from operations in fiscal 1996 was primarily the result of net income generated during the period, partially offset by increases in working capital. The increase in inventory in fiscal 1998 is due to an increase inventory of DRAM products partially offset by inventory reduction of older SRAM products as compared to the same period of the previous year.

     Net cash used in investing activities was approximately $21.9 million in fiscal 1998, approximately $19.3 million in fiscal 1997 and approximatey $104.0 million in fiscal 1996. Net cash used in investing activities in fiscal 1998 reflect equipment purchases of approximately $3.2 million and an equity investment in USC of approximately $17.6 million. Net cash used in investing activities during fiscal 1997 including equipment purchases of approximately $3.1 million and an equity investment in USC of approximately $16.4 million. Net cash used in investing activities in fiscal 1996 equipment purchases of approximately $9.5 million and investments in Chartered of approximately $44.6 million, in USC of approximately $36.4 million and in USI of approximately $13.9 million.

     Net cash provided by financing activities of approximately $0.6 million in fiscal 1998 reflects receipt of approximately $3.1 million from issuance of common stock upon exercise of options pursuant to the Company's stock option and employee stock purchase plans, partially offset by the reduction of a long term debt obligation of approximately $1.1 million and an increase in restricted cash of approximately $1.4 million. Net cash provided by financing activities was approximately $0.7 million in fiscal 1997, and approximately $107.3 million in fiscal 1996. Net cash generated in fiscal 1997 through financing activities resulted from proceeds of a secured loan of approximately $3.8 million and proceeds of approximately $2.0 million through issuance of common stock upon exercise of options under the Company's stock option and employee stock purchase plans, partially offset by an increase in restricted cash of approximately $5.1 million. Net cash provided by financing activities in fiscal 1996 reflects primarily net proceeds of approximately $97.3 million from sales of common stock in connection with the Company's public offering in April 1995, exercises of stock options pursuant to the Company's stock option plan and a receipt from UMC of a loan repayment of approximately $10.0 million.

     At March 28, 1998, the Company had approximately $3.0 million in cash, a decrease of approximately $14.4 million from March 31, 1997, and working capital of approximately $40.0 million, a decrease of approximately $38.0 million from March 31, 1997. The Company believes that its existing levels of cash, together with proceeds from the sale of 35 million shares of USC stock in April 1998 for approximately $32 million, an expected income tax refund and other financing opportunities the Company believes to be available to it, will be sufficient to meet its projected working capital and other cash requirements through the end of fiscal 1999.

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

     In February 1995, the Company agreed to purchase shares of Chartered for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab 2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab 2. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company does not own a material percentage of the equity of Chartered. Chartered has also received investments of approximately US$10 million to US$20 million from a number of United States companies, including Actel Corporation, Brooktree Corporation, LSI Logic Corporation and Rockwell International Corporation, in return for guaranteed minimum numbers of wafers from Fab 2. Chartered also announced in January 1998 that it had entered into an agreement with Lucent Technologies Inc. to create a foundry venture, Silicon Manufacturing Partners Pte. Ltd., and announced in April 1997 that it had entered into an agreement with Hewlett-Packard Co. to create a foundry venture, Chartered Silicon Partners Pte. Ltd.

     In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is in full production utilizing advanced sub-micron semiconductor manufacturing processes. Alliance's initial contribution of approximately $70 million was paid in three installments between September 1995 and July 1997, representing an initial equity ownership of approximately 19.0%. In April 1998, the Company sold 3.5% of the outstanding shares of USC, for gross proceeds of approximately $32 million and the right to receive contingent payment of up to approximately 665 million New Taiwan Dollars (approximately US $19.3 million at the exchange rate prevailing on June 18, 1998, which rate is subject to material change). As a result of that sale, the Company currently owns approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company anticipates that as a result of an upcoming issuance of shares to USC employees (which issuance has been approved by USC's board of directors), the Company's ownership position will be diluted to approximately 15.1%. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. Throughout fiscal 1998, the Company reported income of approximately $15.5 million related to its share of USC's income. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, or if there is not sufficient demand for USC's wafers, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's consolidated results of operations.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USI, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizating advanced sub-micron semiconductor manufacturing processes. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment, or US$13.7 million, was made in January 1996. The Company had but did not exercise the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. Currently, the Company owns approximately 3.33% of the outstanding shares of USI and has the right to purchase approximately 4.17% of the manufacturing capacity of the facility. A portion of UMC's equity contribution was paid through the grant by UMC to USI of royalty-free licenses to certain UMC sub-micron process technologies.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

     The index to the Company's Consolidated Financial Statements and Schedules, and the report of the independent accountants appear in Part III of this Form 10-K. Selected quarterly financial data appears in Item 6 above.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     "Proposal No. 1. Election of Directors, Board of Directors' Meetings and Committees and Directors' Compensation" and disclosures pursuant to Item 405 of Regulation S-K contained in the Proxy Statement are incorporated by reference. Information required by Item 10 concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Certain Transactions" contained in the Proxy Statement.


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements

     The following financial statements of the Registrant are filed as part of this report:

     Report of Independent Accountants
     Consolidated Balance Sheets as of March 31, 1998 and 1997
     Consolidated  Statements of Operations  for the years ended March 31, 1998,
         1997 and 1996
     Consolidated  Statements of Stockholders'  Equity for the years ended March
         31, 1998, 1997 and 1996
     Consolidated  Statements  of Cash Flows for the years ended March 31, 1998,
         1997 and 1996
     Notes to Consolidated Financial Statements

          (a)(2)(i) Financial Statement Schedules

     The following consolidated financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

     Schedule II - Valuation and Qualifying Accounts

          (a)(2)(ii) Financial Statements of United Semiconductor Corporation, a
                     Taiwanese Company

     The following financial statements are filed as part of this report:

     Financial Statements of United Semiconductor Corporation for the Fiscal Years Ended 12/31/97 and 12/31/96

          (a) (3) Exhibits


                                                    INDEX TO EXHIBITS
        Exhibit
        Number                       Document Description                                                            Page
        ------                       --------------------                                                            ----
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

          10.01+       Registrant's 1992 Stock Option Plan adopted by Registrant on April 7, 1992 and
                       amended through September 19, 1996, and related documents                                      (K)

          10.02+       Registrant's Directors Stock Option Plan adopted by Registrant on October 1, 1993
                       and related documents                                                                          (A)

          10.03+       Form of Indemnity Agreement used between Registrant and certain of its officers and
                       directors                                                                                      (A)

          10.04+       Form of Indemnity Agreement used between the Registrant and certain of its officers
                                                                                                                      (K)

          10.05        Sublease Agreement dated February 1994 between Registrant and Fujitsu America, Inc.
                                                                                                                      (B)

          10.06        Net Lease Agreement dated February 1, 1994 between Registrant and Realtec Properties
                       I L.P.                                                                                         (B)

          10.07*       Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore
                       Technology Pte. Ltd. and Chartered Semiconductor Manufacturing  Pte. Ltd.                      (C)

          10.8*        Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered
                       Semiconductor Manufacturing Pte. Ltd.                                                          (C)

          10.9         Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant,
                       Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.             (D)

          10.10*       Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and
                       Chartered Semiconductor Manufacturing Pte. Ltd.                                                (D)




          10.11*       Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3
                       Incorporated and United Microelectronics Corporation                                           (E)

          10.12*       Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3
                       Incorporated and United Microelectronics Corporation                                           (E)

          10.13*       Foundry Venture Agreement dated September 29, 1995, between Registrant and United
                       Microelectronics Corporation                                                                   (F)

          10.14*       Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen
                       and United Microelectronics Corporation                                                        (F)

          10.15*       Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and
                       among Registrant, FabVen and United Microelectronics Corporation                               (F)

          10.16*       Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and              (G)
                       United Microelectronics Corporation

          10.17        Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3                 (H)
                       Incorporated, United Microelectronics Corporation and United Semiconductor
                       Corporation

          10.18*       Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among            (H)
                       Registrant, S3 Incorporated, United Microelectronics Corporation and United
                       Semiconductor Corporation

          10.19        Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United               (H)
                       Microelectronics Corporation and United Semiconductor Corporation

          10.20+       1996 Employee Stock Purchase Plan                                                              (I)

          10.21        Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated,             (J)
                       United Microelectronics Corporation and United Semiconductor Corporation

          10.22        Trademark License Agreement dated as of October 17, 1996 between Registrant and
                       Alliance Semiconductor International Corporation, a Delaware corporation, as amended
                       through May 31, 1997                                                                           (K)

          10.23        Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997
                       by and among Registrant, S3 Incorporated, United Microelectronics Corporation and              (K)
                       United Semiconductor Corporation




          10.24        Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated,
                       United Microelectronics Corporation and United Semiconductor Corporation                       (K)

          10.25*       Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United
                       Microelectronics Corporation                                                                   (K)

          10.26*       First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between
                       Registrant and United Microelectronics Corporation                                             (K)

          10.27*       Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between
                       Registrant and United Microelectronics Corporation                                             (K)

          10.28        Promissory Note and Security Agreement dated March 28, 1997 between Registrant and             (K)
                       Matrix Funding Corporation

          10.29**      Sale and Transfer Agreement dated as of March 4, 1998                                          (L)

          21.01        Subsidiaries of Registrant                                                                     (M)

          23.01        Consent of Price Waterhouse LLP (San Jose, California)                                         (M)

          23.02        Consent of Price Waterhouse LLP (Hsinchu, Taiwan, R.O.C.)                                      (M)

          27.01        Financial Data Schedule                                                                        (M)

    -------------------
+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
* Confidential treatment has been granted with respect to certain portions of this document.
** Confidential treatment has been requested with respect to certain portions of this document.
(A) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.
(B) The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-KSB filed with the Commission on June 29, 1994.
(C) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.
(D) The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on April 28, 1995.
(E) The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on July 24, 1995.
(F) The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on October 23, 1995.




(G) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.
(H) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.
(I) The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.
(J) The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.
(K) The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Commission on June 27, 1997.
(L) The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 19, 1998.
(M)  The document referred to is filed herewith.


     (b) Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the Registrant's fourth fiscal quarter: Current Report on Form 8-K dated March 4, 1998, reporting under Item 5 agreement to sell shares of USC, filed March 19, 1998.

     Subsequently, Registrant also filed the following Current Report on Form 8-K: Current Report on Form 8-K dated April 8, 1998, reporting under Item 2 receipt of funds from sale of shares of USC, filed April 23, 1998.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             ALLIANCE SEMICONDUCTOR CORPORATION


             By: /s/ N. DAMODAR REDDY                        Date: June 26, 1998
                ------------------------------------
                  N. Damodar Reddy, Chairman
                  of the Board, Chief Executive
                  Officer and President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                                Date
----                                   -----                                ----
Principal Executive Officer:


/s/ N. DAMODAR REDDY                   Chairman of the Board, Chief         June 26, 1998
-----------------------------------    Executive Officer and President
N. Damodar Reddy


Principal Financial Officer and
Principal Accounting Officer:


/s/ N. DAMODAR REDDY                   Chief Financial Officer              June 26, 1998
-----------------------------------
N. Damodar Reddy


Directors:


/s/ SANFORD L. KANE                    Director                             June 26, 1998
-----------------------------------
Sanford L. Kane


/s/ JON B. MINNIS                      Director                             June 26, 1998
-----------------------------------
Jon B. Minnis


/s/ C.N. REDDY                         Director                             June 26, 1998
-----------------------------------
C. N. Reddy


/s/ N. DAMODAR REDDY                   Director                             June 26, 1998
-----------------------------------
N. Damodar Reddy

                        Report of Independent Accountants



The Board of Directors and Stockholders of
Alliance Semiconductor Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

San Jose, California
April 22, 1998

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except per share data)

                                                                                                             March 31,
                                                                                                    -------------------------
                                                                                                      1998             1997
                                                                                                    --------         --------
                                                               ASSETS
Current assets:
   Cash and cash equivalents (excluding restricted cash) ..................................         $  3,010         $ 17,368
   Restricted cash and short term investments .............................................            6,512            5,121
   Accounts receivable, net ...............................................................           15,716           16,827
   Inventory ..............................................................................           32,375           29,535
   Deferred taxes .........................................................................            8,397           17,851
   Income tax receivable ..................................................................           17,147           14,633
   Other current assets ...................................................................            1,670            1,636
                                                                                                    --------         --------
       Total current assets ...............................................................           84,827          102,971
Property and equipment, net ...............................................................           11,123           11,352
Investment in Chartered Semiconductor .....................................................           51,596           51,596
Investment in United Semiconductor Corp. ..................................................           85,935           52,829
Investment in United Silicon, Inc. ........................................................           13,701           13,701
Other assets ..............................................................................            1,083              120
                                                                                                    --------         --------
       Total Assets .......................................................................         $248,265         $232,569
                                                                                                    ========         ========


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................................         $ 35,714         $ 18,766
   Accrued liabilities ....................................................................            7,771            4,584
   Current portion of long term obligations ...............................................            1,463            1,621
                                                                                                    --------         --------
       Total current liabilities ..........................................................           44,948           24,971
Long term obligations (Note 6) ............................................................            1,276            2,219
Deferred tax liability ....................................................................             --                702
                                                                                                    --------         --------
       Total liabilities ..................................................................           46,224           27,892
                                                                                                    --------         --------

Commitments and contingencies (Notes 4, 5, 6, 10 and 11)

Stockholders' equity:
   Preferred Stock, $0.01 par value; 5,000 shares
     authorized; none issued and outstanding ..............................................             --               --
   Common Stock, $0.01 par value; 100,000 shares authorized;
     40,450 and 38,985 shares issued and outstanding ......................................              404              390
   Paid-in capital ........................................................................          183,099          180,012
   Retained earnings ......................................................................           18,538           24,275
                                                                                                    --------         --------
     Total stockholders' equity ...........................................................          202,041          204,677
                                                                                                    --------         --------
          Total Liabilities and Stockholders' Equity ......................................         $248,265         $232,569
                                                                                                    ========         ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)

                                                                                      Year Ended March 31,
                                                                       -----------------------------------------------------
                                                                         1998                  1997                  1996
                                                                       ---------             ---------             ---------
Net revenues ......................................................    $ 118,400             $  82,572             $ 201,098
Cost of revenues ..................................................      117,400                84,630               158,159
                                                                       ---------             ---------             ---------
   Gross profit (loss) ............................................        1,000                (2,058)               42,939
                                                                       ---------             ---------             ---------

Operating expenses:
   Research and development .......................................       15,254                15,012                14,664
   Selling, general and administrative ............................       18,666                10,344                17,202
                                                                       ---------             ---------             ---------

Income (loss) from operations .....................................      (32,920)              (27,414)               11,073
Other income, net .................................................          287                 1,753                 6,498
                                                                       ---------             ---------             ---------

Income (loss) before income taxes .................................      (32,633)              (25,661)               17,571
Provision (benefit) for income taxes ..............................      (11,421)               (8,990)                6,852
                                                                       ---------             ---------             ---------

Income (loss) before equity in income of USC ......................      (21,212)              (16,671)               10,719
Equity in income of USC ...........................................       15,475                  --                    --
                                                                       ---------             ---------             ---------
Net income (loss) .................................................    $  (5,737)            $ (16,671)            $  10,719
                                                                       =========             =========             =========
Net income (loss) per share:
   Basic ..........................................................    $   (0.15)            $   (0.43)            $    0.28
   Diluted ........................................................    $   (0.15)            $   (0.43)            $    0.26
Weighted average number of common shares:
   Basic ..........................................................       39,493                38,653                37,900
   Diluted ........................................................       39,493                38,653                40,633

                       The accompanying notes are an integral part of these consolidated financial statements.

                                             ALLIANCE SEMICONDUCTOR CORPORATION

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (in thousands, except share data)

                                                  Common Stock               Additional                             Total
                                            ---------------------------        Paid In           Retained        Stockholders'
                                              Shares           Amount          Capital           Earnings           Equity
                                            ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1994 ...........      27,730,325       $       45       $   22,617        $    6,336        $   28,998
Issuance of common stock under
   employee stock plans ..............         935,781                5              699              --                 704
Proceeds from  public offering,
   net of issuance costs .............       5,568,750               24           53,020              --              53,044
Stock dividend effect ................            --                 75              (75)             --                --
Tax benefit on exercise of
   stock options .....................            --               --              1,166              --               1,166
Net income ...........................            --               --               --              23,891            23,891
                                            ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1995 ...........      34,234,856              149           77,427            30,227           107,803
Issuance of common stock under
   employee stock plans ..............         855,454               89            1,053              --               1,142
Proceeds from public offering,
   net of issuance costs .............       3,300,000               22           96,142              --              96,164
Stock dividend effect ................            --                123             (123)             --                --
Tax benefit on exercise of
   stock options .....................            --               --              3,553              --               3,553
Net income ...........................            --               --               --              10,719            10,719
                                            ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1996 ...........      38,390,310              383          178,052            40,946           219,381
Issuance of common stock under
   employee stock plans ..............         594,591                7            1,694              --               1,701
Tax benefit on exercise of
   stock options .....................            --               --                266              --                 266
Net loss .............................            --               --               --             (16,671)          (16,671)
                                            ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1997 ...........      38,984,901              390          180,012            24,275           204,677
Issuance of common stock under
   employee stock plans ..............       1,465,087               14            3,087              --               3,101
Net loss .............................            --               --               --              (5,737)           (5,737)
                                            ----------       ----------       ----------        ----------        ----------
Balances at March 31, 1998 ...........      40,449,988       $      404       $  183,099        $   18,538        $  202,041
                                            ==========       ==========       ==========        ==========        ==========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                       Year Ended March 31,
                                                                             -----------------------------------------------
                                                                               1998               1997                1996
                                                                             ---------          ---------          ---------
Cash flows from operating activities:
   Net income (loss) ................................................        $  (5,737)         $ (16,671)         $  10,719
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ..................................            3,465              2,929              1,792
     Equity in income of USC/other ..................................          (15,475)              --                   72
     Changes in assets and liabilities:
       Accounts receivable ..........................................            1,111            (12,103)            14,721
       Inventory ....................................................           (2,840)               617            (23,082)
       Other assets .................................................                3                905               (664)
       Accounts payable .............................................           16,948            (13,592)            21,851
       Accrued liabilities ..........................................            3,187             (6,915)             7,385
       Income taxes (including deferred income taxes
                 and tax receivable) ................................            6,238                200            (30,997)
                                                                             ---------          ---------          ---------
         Net cash provided by (used in) operating
           activities ...............................................            6,900            (44,630)             1,797
                                                                             ---------          ---------          ---------

Cash used in investing activities:
   Acquisition of equipment .........................................           (3,236)            (3,050)            (9,459)
   Investment in Chartered Semiconductor Pte Ltd. ...................             --                 --              (44,584)
   Investment in United Semiconductor Corporation ...................          (17,631)           (16,391)           (36,438)
   Investment in United Silicon Inc. ................................             --                  187            (13,888)
    Other assets ....................................................           (1,000)              --                 --
   Proceeds from sales of equipment .................................             --                 --                  275
                                                                             ---------          ---------          ---------

         Net cash used in investing activities ......................          (21,867)           (19,254)          (104,094)
                                                                             ---------          ---------          ---------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock ...................            3,101              1,967             97,306
   Borrowings (repayments) on long term obligations .................           (1,101)             3,840               --
   Issuance of notes to UMC .........................................             --                 --               10,000
   Restricted cash ..................................................          (1,391)             (5,121)              --
                                                                             ---------          ---------          ---------

         Net cash provided by financing activities ..................              609                686            107,306
                                                                             ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents ................          (14,358)           (63,198)             5,009
Cash and cash equivalents at beginning of the period ................           17,368             80,566             75,557
                                                                             ---------          ---------          ---------

Cash and cash equivalents at end of the period ......................        $   3,010          $  17,368          $  80,566
                                                                             =========          =========          =========

Supplemental disclosures:
   Cash paid (refunded) during the period for income
   taxes ............................................................        $ (17,783)         $  (9,648)         $  37,873
                                                                             =========          =========          =========
   Cash paid for interest ...........................................        $     393          $       8               --
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

     The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of selling prices. During the second half of fiscal 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in average selling price. This situation has continued through fiscal 1997 and 1998. In addition, the average selling price for the Company's DRAM and SRAM products has experienced volatility during fiscal 1997 and 1998. The Company is unable to predict when or if average selling prices will stabilize.

     The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing (such as that occurred with DRAM pricing during fiscal year 1998) which is not within the control of the Company and which could have an adverse material effect on the Company's operating results.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Fiscal Year

     For purposes of presentation, the Company has indicated its fiscal years as ending on March 31; whereas the Company's fiscal year ends on the Saturday nearest the end of March. The fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996 each contained 52 weeks.

Revenue recognition

     Revenue from product sales is recognized upon shipment, net of accruals for estimated sales returns and allowances.

Cash equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The   Company's   investments   are   primarily   money  market  funds  and
muni-preferreds (state and municipal obligations) and the Company's intent is to hold investments to maturity.

Inventories

     Inventory is stated at the lower of cost, determined on the first-in, first-out basis, or market. Market is based on estimated net realizable value. During the third and fourth quarters of fiscal 1997 and continuing throughout much of fiscal 1998, the Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products. Primarily as a result of this deterioration and certain manufacturing issues in fiscal 1996, the Company recorded pre-tax charges in fiscal 1998, fiscal 1997, and fiscal 1996 of approximately $18 million, $17 million and $55 million, respectively. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for SRAM and DRAM products could result in an additional material valuation adjustment and corresponding charge to operations.

Property and equipment

     Property  and   equipment  are  stated  at  cost  and   depreciated   on  a
straight-line basis over the estimated economic useful lives of the assets (three to five years).

Concentration of risks

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist principally of cash equivalents and accounts receivable.

     The Company invests primarily in money market accounts and state and municipal obligations. The Company further limits its exposure to these investments by placing such investments with various financial institutions. The Company performs periodic evaluations of these financial institutions.

     The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, generally, requires no collateral from its customers. One customer accounted for approximately 18% of net revenues for the year ended March 31, 1998. No customer accounted for 10% or more of net revenues for the year ended March 31, 1997. One customer accounted for approximately 18% of net revenues for the year ended March 31, 1996. At March 31, 1998, one customer accounted for approximately 27% and another customer accounted for approximately 11% of accounts receivable. At March 31, 1997, no customer accounted for 10% or more of accounts receivable.

     The Company conducts the majority of its business in U.S. dollars and foreign currency translation gains and losses have not been material in any one year. International sales accounted for approximately

$48.5 million, $29.7 million and $85.7 million of net revenues for the years ended March 31, 1998, March 31, 1997 and March 31, 1996, respectively.

Stock-Based Compensation

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the fair market value of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Stock splits

     Share information for all periods has been retroactively adjusted to reflect a 3-for-2 stock split of the Common Stock in July 1995, issued in the form of a stock dividend, and a 3-for-2 stock split of the Common Stock in January 1995, issued in the form of a stock dividend.

 Net Income (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the third quarter of fiscal 1998. This statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15 "Earnings Per Share." All prior-period earnings per share data has been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                                                        Year Ended March 31
                                                                             1998                 1997                1996
                                                                           ---------            --------            --------
Net income (loss) available to common shareholders ..............          $  (5,737)           $(16,671)           $ 10,719
                                                                           =========            ========            ========
Weighed average common shares outstanding (basic) ...............             39,493              38,653              37,900
Effect of dilutive options ......................................               --                  --                 2,733
                                                                           ---------            --------            --------
Weighed average common shares outstanding (diluted) .............             39,493              38,653              40,633
                                                                           =========            ========            ========

Earnings per share:
   Basic ........................................................          $   (0.15)           $  (0.43)           $  (0.28)
                                                                           =========            ========            ========
  Diluted .......................................................          $   (0.15)           $  (0.43)           $  (0.26)
                                                                           =========            ========            ========

     Due to the Company's net loss from continuing operations in 1997 and 1998, a calculation of EPS assuming dilution is not required. At March 31, 1997, there were 4,191,289 options outstanding to purchase common stock at a weighted average price of $3.87 per share. At March 31, 1998, there were 3,675,431 options outstanding to purchase common stock at a weighted average of $5.81 per share.

Recently Issued Accounting Standards

     In June 1997,  the  Financial  Accounting  Standards  Board  issued two new
Statements of Financial  Accounting  Standards  ("SFAS").  SFAS 130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS 130 for the first quarter of fiscal 1999 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements. The Company will adopt SFAS 131 as of the year ending March 31, 1999 and is currently studying its provisions.

Note 2.  Balance sheet components


                                                                 March 31,
                                                          ---------------------
                                                           1998          1997
                                                          --------     --------
                                                              (in thousands)
Accounts receivable:
   Trade receivables .................................    $ 17,726     $ 17,477
   Less allowance for doubtful accounts ..............      (2,010)        (650)
                                                          --------     --------
                                                          $ 15,716     $ 16,827
                                                          ========     ========


Inventory:
   Work in process ...................................    $ 17,564     $ 18,319
   Finished goods ....................................      14,811       11,216
                                                          --------     --------
                                                          $ 32,375     $ 29,535
                                                          ========     ========


Property and equipment:
   Engineering and test equipment ....................    $ 11,704     $ 11,526
    Computers and software ...........................       7,231        4,496
   Furniture and office equipment ....................         970          935
   Land ..............................................         288         --
                                                          --------     --------
                                                            20,193       16,957
Less:  accumulated depreciation and amortization .....      (9,070)      (5,605)
                                                          --------     --------
                                                          $ 11,123     $ 11,352
                                                          ========     ========


Note 3. Investment in Chartered Semiconductor Manufacturing Ltd. ("Chartered")

     In February 1995, the Company agreed to purchase shares of Chartered for $10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab 2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to $51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab 2. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The
Company is accounting for this investment using the cost method of accounting. The Company does not own a material percentage of the equity of Chartered.

Note 4.  Investment in United Semiconductor Corporation ("USC")

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is in full production utilizing advanced sub-micron semiconductor manufacturing processes. Alliance's initial contribution of approximately $70 million was paid in three installments between September 1995 and July 1997, representing an initial equity ownership of approximately 19.0%. In April 1998, the Company sold 3.5% of the outstanding shares of USC, for gross proceeds of approximately $32 million and the right to receive contingent payment of up to approximately 665 million New Taiwan Dollars (approximately US$19.3 million at the exchange rate prevailing on June 18, 1998, which rate is subject to material change). As a result of that sale, the Company currently owns approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company anticipates that as a result of an upcoming issuance of shares to USC employees (which issuance has been approved by USC's board of directors), the Company's ownership position will be diluted to approximately 15.1%. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. Throughout fiscal 1998, the Company reported income of approximately $15.5 million related to its share of USC's income.

     The Company is accounting for this investment using the equity method of accounting with a ninety-day lag in recording the Company's share of results for the entity. The Company had not recorded its share of USC's net income for the two-year period ended December 31, 1996, as it was immaterial.

     Operations through December 31, 1995 consisted primarily of construction and, therefore, USC's results of operations for this year are immaterial and not presented below. Summarized financial information, using the respective year-end exchange rate for the financial position and an average exchange rate for the respective year for results of operations, for the entity at December 31, 1997 and 1996, is as follows (in thousands):

                                                           December 31
                                               ---------------------------------
Financial position                              1997                      1996
------------------                             -------                   -------
Current assets...........................   US$348,414                US$224,845
Noncurrent assets ........................     369,329                   387,866
Current liabilities ......................     127,506                    89,327
Noncurrent liabilities ...................     159,184                   157,557
Stockholders' equity .....................     431,053                   365,827

Results of operations
Sales....................................   US$340,060                 US$60,878
Gross Profit.............................      154,465                     1,654
Net income...............................      138,873                       563

Note 5.  Investment in United Silicon, Inc. ("USI")

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USI, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizing advanced sub-micron semiconductor manufacturing processes. The contributions of Alliance and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. Alliance had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the Company had but did not exercise the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. Currently, the Company owns approximately 3.33% of the outstanding shares of USI and has the right to purchase approximately 4.17% of the manufacturing capacity of the facility. A portion of UMC's equity contribution was paid through the grant by UMC to USI of royalty-free licenses to certain UMC sub-micron process technologies.

Note 6.  Long Term Obligations, Leases and Commitments

Operating Leases

     The Company leases its headquarters facility under an operating lease which expires in 1999. The Company has an option to extend the lease for five years beyond such expiration. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. In addition, the Company also leases sales and design center offices under operating leases which expire between 1999 and 2007, and leases other sales offices on month-to-month leases.

     Future minimum rental payments under these leases are as follows:

               Fiscal Year                                     (in thousands)
               -----------                                     --------------
                  1999...................................            $568
                  2000...................................             286
                  2001...................................             103
                  2002...................................             115
                  2003...................................             115
                  Thereafter.............................             494
                                                                   ------
               Total payments............................          $1,681
                                                                   ======


     Rent expense for fiscal 1998, fiscal 1997 and fiscal 1996 was $484,000, $437,000 and $360,000, respectively.

Long Term Obligations

     The Company obtained secured financing of $3.8 million at the end of March 1997. This borrowing is collateralized by equipment with a total acquisition cost of $4.8 million, and bears interest at a fixed rate of 11.26%. No financial covenants are required to be met under the security agreement related to such financing. Principal and interest are payable in thirty-six consecutive monthly installments through March 2000.

     The Company entered into a financing arrangement with respect to its purchase and maintenance of certain business software applications, under which the Company is obligated to make quarterly payments of approximately $96,000 through late 2002, subject to certain contingencies.

Purchase Commitments

     At March 31, 1998, the Company had approximately $22.5 million in noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. During the fourth quarter of fiscal 1996, the average selling prices of the Company's SRAM products deteriorated significantly. As a result of this deterioration, the Company recorded a charge of approximately $7.2 million for adverse purchase commitments related to these SRAM products, which was included in the approximately $55 million charge recorded in fiscal 1996 (see Note 1).

Letters of Credit

     At March 31, 1998, approximately $6.5 million standby letters of credit were outstanding and expire through June 30, 1998, secured by restricted cash and short term investments.

Note 7.  Provision (benefit) for income taxes

     The provision (benefit) for income taxes is comprised of the following:


                                                          March 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
                                                       (in thousands)
Current:
     Federal ...............................   $(20,173)   $(17,419)   $ 26,007
     State .................................       --          --         4,549
                                               --------    --------    --------
                                                (20,173)    (17,419)     30,556
Deferred:
     Federal ...............................      8,752       8,529     (21,328)
     State .................................        --         (100)     (2,376)
                                               --------    --------    --------
              Total provision (benefit) ....   $(11,421)   $ (8,990)   $  6,852
                                               ========    ========    ========

Deferred tax assets (liabilities) comprise the following:


                                                          March 31,
                                               ---------------------------------
                                                1998         1997         1996
                                               --------    --------     --------
                                                        (in thousands)
Inventory reserves ........................    $  5,127    $ 16,212     $ 19,286
Accrued expenses and reserves .............       2,310         407        4,520
State taxes ...............................        --          --          1,548
  NOL carry forward .......................        --         1,096         --
Inventory capitalization adjustment .......         553         136          182
Depreciation ..............................         407        (702)          42
                                               --------    --------     --------
   Total net deferred tax assets ..........    $  8,397    $ 17,149     $ 25,578
                                               ========    ========     ========


     The provision (benefit) for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

                                                    Year Ended March 31,
                                            ----------------------------------
                                              1998         1997         1996
                                            --------     --------     --------
                                             (in thousands, except percentages)
Federal  statutory rate .................         35%          35%          35%
Tax at federal statutory rate ...........   $(11,421)    $ (8,981)    $  6,149
State taxes, net of federal benefit .....       --           (291)         500
Research and development tax credits ....       --           --           (197)
Other, net ..............................       --            282          400
                                            --------     --------     --------
Total ...................................   $(11,421)    $ (8,990)    $  6,852
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

     Incentive stock options may not be granted at less than 100 percent of the estimated fair value, as determined by the Board of Directors, of the Company's Common Stock at the date of grant and the option term may not exceed 10 years. For holders of more than 10 percent of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110 percent of the estimated fair value of the Common Stock at the date of grant and the option term may not exceed five years.

     The following table summarizes grant and stock option activity under the Plan for fiscal years 1998, 1997 and 1996.

                                                                                                         Options Outstanding
                                                                         Options                  ----------------------------------
                                                                      Available for                                      Weighted
                                                                          Grant                    Shares             Average Prices
                                                                        ----------                ----------          --------------
Balance at March 31, 1995 .................................              2,080,928                 4,458,495            $  2.95
Additional shares authorized ..............................              1,125,000                      --                --
Options granted ...........................................             (1,477,102)                1,477,102              17.80
Options canceled ..........................................                941,319                  (941,319)             22.65
Options exercised .........................................                   --                    (855,454)              0.89
                                                                        ----------                ----------            --------
Balance at March 31, 1996 .................................              2,670,145                 4,138,824            $  4.06
Options granted ...........................................             (1,846,738)                1,846,738               7.25
Options canceled ..........................................              1,387,389                (1,387,389)              9.79
Options exercised .........................................                   --                    (406,884)              0.98
                                                                        ----------                ----------            --------
Balance at March 31, 1997 .................................              2,210,796                 4,191,289            $  3.87
Options granted ...........................................             (1,588,504)                1,588,504               8.18
Options canceled ..........................................                736,197                  (736,197)              6.77
Options exercised .........................................                   --                  (1,368,165)              2.12
                                                                        ----------                ----------            --------
Balance at March 31, 1998 .................................              1,358,489                 3,675,431            $  5.81
                                                                        ==========                ==========            ========


     As of March 31, 1998, options to purchase approximately 1,541,721 shares of Common stock were exercisable. Options granted vest over a period of four to five years.

     The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 1998, 1997, and 1996 was $4.90, $2.44 and $8.90 per option, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 1998, and related weighted average exercise price and contractual life information are as follows:

                                       Outstanding and Exercisable by Price Range

                                                       Weighted                                Number
                                       Number           Average            Weighted        Vested and          Weighted
                                  Outstanding         Remaining             Average       Exercisable           Average
    Range of Exercise Prices    As of 3/28/98  Contractual Life      Exercise Price     As of 3/28/98    Exercise Price
    ------------------------    -------------  ----------------      --------------     -------------    --------------
       $ 1.3333 - $ 1.4667            927,583              4.11            $ 1.4484           927,583           $1.4484
       $ 2.2222 - $ 3.3333            223,813              0.57            $ 3.1089           223,813           $3.1089
       $ 4.5625 - $ 6.8750            971,535              3.43            $ 6.3657           327,875           $6.4159
       $ 7.0000 - $ 8.8125          1,337,750              5.15            $ 7.8874            62,450           $7.8461
       $ 9.0000 - $11.0000             82,250              5.41            $ 9.8199                 0           $0.0000
       $12.1300 - $15.0000            132,500              5.38            $13.2326                 0           $0.0000
                                    ---------              ----            --------         ---------           -------
       $ 1.3333 - $15.0000          3,675,431              4.17            $ 5.8051         1,541,721           $3.0050
                                    =========              ====            ========         =========           =======


     The Company's calculations were made using the following weighted average assumptions:

                                                  March 31,
                                  -------------------------------------------
                                     1998            1997            1996
                                  ----------      ----------       ----------
Expected life ..................  5.00 years      5.25 years       5.25 years
Risk-free interest rate ........     6.0%            6.3%             6.0%
Volatility .....................      65%             58%              58%
Dividend yield .................       0%              0%               0%


Directors' Stock Option Plan

     On September 30, 1993, the Company adopted its 1993 Directors' Stock Option Plan (the "Directors' Plan"), under which 900,000 shares of Common Stock have been reserved for issuance. The Directors' Plan provides for the automatic grant to each non-employee director of the Company (but excluding persons on the Company's Board of Directors in November 1993) of an option to purchase 22,500 shares of Common Stock on the date of such director's election to the Company's Board of Directors. Thereafter, such director will receive an automatic annual grant of an option to purchase 11,250 shares of Common Stock on the date of each annual meeting of the Company's stockholders at which such director is re-elected. The maximum number of shares that may be issued to any one director under this plan is 90,000. Such options will vest ratably over four years from their respective dates of grant. As of March 31, 1998, no options had been granted under the Directors' Plan.

Employee Stock Purchase Plan

     In September 1996, the Company and its shareholders approved an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its designated subsidiaries to purchase shares of Common Stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the Common Stock at the date of commencement of the offering period or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee's compensation, subject to a maximum annual employee contribution limited to a

$25,000 fair market value. Of the 750,000 shares of Common Stock authorized under the ESPP, 96,922 and 35,983 shares were issued during fiscal 1998 and 1997, respectively.

     Compensation  costs (included in pro forma net income (loss) and net income
(loss) per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

                                        1998                           1997
                                      --------                       --------
Expected life..... .............      6 months                       6 months
Risk-free interest rate ........        5.4%                          5.45%
Volatility .....................         65%                            58%
Dividend yield .................          0%                             0%


     The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase Common Stock under the ESPP granted in fiscal 1998 and 1997 was $3.04 and $7.99 per share, respectively.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

     Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1992 Stock Option Plan and its ESPP, the Company's pro forma net income (loss) and net income (loss) per share for the years ended March 31, 1998, 1997 and 1996, would have been as follows (in thousands, except per share data):


                                                          March 31,
                                            ------------------------------------
                                               1998         1997          1996
                                            ---------    ----------    ---------
Pro forma net income (loss):                $  (8,153)   $  (18,795)   $   9,736
Pro forma net income (loss) per share:
     Basic                                  $   (0.21)   $    (0.49)   $    0.26
     Diluted                                $   (0.21)   $    (0.49)   $    0.24


     The pro forma effect on net income (loss) and net income (loss) per share for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net income (loss) in the future years because it does not take into consideration pro forma compensation expense related to grants prior to fiscal 1996.

Note 9.  401(k) Salary Savings Plan

     Effective May 1992, the Company adopted the Salary Savings Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Under the terms of the Savings Plan, the Company may make contributions at the discretion of the Board of Directors. No contributions have been made to the Savings Plan by the Company.

Note 10.  Legal Matters

     In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United
States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses against the remaining asserted claim. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     In December 1996, Alliance Semiconductor International Corporation, a wholly-owned subsidiary of the Company ("ASIC") was served with a complaint alleging that ASIC has infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD Patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

     See also Note 11.

Note 11.  Antidumping Proceeding (Taiwan-manufactured SRAMs)

     In February 1997, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States International Trade Commission ("ITC") (Investigation Nos. 731-TA-761-762) and United States Department of Commerce ("DOC") (Investigations No. A-583-827), alleging that static random access memories ("SRAMs") produced in South Korea and Taiwan are being sold in the United States at less than fair value, and that the United States industry producing SRAMs is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in South Korea and Taiwan. As a result of the Petition, the Company, in order to import into the United States, on or after approximately April 1998, SRAMs manufactured in Taiwan, must pay a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the cost of such SRAMs. (The Company has posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) The Company and others have appealed the determination by the ITC that imposed the Antidumping Margin. The Company may, in 1999, request a review of its sales of Taiwan-fabricated SRAMs from approximately October 1997 through March 1999 (the "Review Period"). If the Company makes such a request, the cash deposits made by the Company shall not be "assessed" or "liquidated" until the conclusion of the review, in early 2000. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits made by the Company, and the deposits that would have been made had the higher rate been in effect. (In either case, the Company also would be responsible to pay antidumping duties in the amount of the revised margin with respect to its imports, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) At March 31, 1998, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.6 million relating to the Company's importation of Taiwan-manufactured SRAMs.

                        Report of Independent Accountants
                          Financial Statement Schedule


To the Board of Directors
of Alliance Semiconductor Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 22, 1998, appearing in this Annual Report Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2)(i) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP

San Jose, California
April 22, 1998

                                          ALLIANCE SEMICONDUCTOR CORPORATION

                                                      Schedule II

                                           Valuation and Qualifying Accounts

                                          Balance at         Charged to         Charged to                             Balance at
                                         beginning of        costs and        other accounts                         end of period
             Description                    period            expenses                              Deductions
             -----------                ---------------    ---------------    ---------------     ---------------    ---------------
                                                                              (in thousands)
Year ended March 31, 1998
  Allowance for doubtful accounts and
    sales-related reserves                  $    650          $   7,512          $  --               $ (6,152)          $  2,010
                                            ========          =========          =======             ========           ========
  Inventory related reserves for
    excess and obsolescence; and
    lower of cost or market issues          $ 40,732          $  15,154          $  --               $(40,919)          $ 14,967
                                            ========          =========          =======             ========           ========

Year ended March 31, 1997
  Allowance for doubtful accounts and
    sales-related reserves                  $  3,102          $   5,803          $  --               $ (8,255)          $    650
                                            ========          =========          =======             ========           ========
  Inventory related reserves for
    excess and obsolescence; and
    lower of cost or market issues          $ 53,555          $  16,918          $  --               $(29,741)          $ 40,732
                                            ========          =========          =======             ========           ========

Year ended March 31, 1996
  Allowance for doubtful accounts and
    sales-related reserves                  $  1,450          $  21,874          $  --               $(20,222)          $  3,102
                                            ========          =========          =======             ========           ========
  Inventory related reserves for
    excess and obsolescence; and
    lower of cost or market issues          $    907          $  52,937          $  --               $   (289)          $ 53,555
                                            ========          =========          =======             ========           ========

UNITED SEMICONDUCTOR CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996

January 22, 1998
(98)R.L36P6034

To the Board of Directors of United Semiconductor Corporation

We have examined the accompanying balance sheets of United Semiconductor Corporation as of December 31, 1997 and 1996, and the related statements of income, of changes in stockholders' equity and of cash flows for the years then ended. Our examinations were made in accordance with the "Rules Governing the Certification of Financial Statements by Certified Public Accountants" and generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the accompanying financial statements examined by us present fairly the financial position of United Semiconductor Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles consistently applied.


/s/ Price Waterhouse

                        UNITED SEMICONDUCTOR CORPORATION
                                  BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)


                                                       1997            1996
                                                   ------------    ------------
ASSETS
Current Assets
 Cash and cash equivalents (Note 4(1))             $  5,469,227    $  4,542,328
 Marketable securities (Note 4(2))                    3,190,746         202,820
 Notes receivable - related parties (Note 5)                781         196,616
 Accounts receivable (Notes 4(3) and 5)
  -third parties                                        937,320         286,639
  -related parties                                      939,664         368,065
 Other receivable                                        88,905          64,888
 Inventories (Note 4(4))                                511,486         485,686
 Prepaid expenses                                        17,669          11,996
 Other current assets                                   230,381          21,952
                                                   ------------    ------------
                                                     11,386,179       6,180,990
                                                   ------------    ------------

Property, Plant and Equipment (Notes 4(5) and 6)
 Cost
  Machinery and equipment                            10,169,495       8,611,439
  Transportation equipment                                3,206           2,563
  Furniture and fixtures                                130,771          87,661
  Leasehold improvements                                 10,966           8,076
  Other equipment                                        14,270           7,995
                                                   ------------    ------------
                                                     10,328,708       8,717,734
 Accumulated depreciation                            (1,944,961)       (354,607)
 Construction in progress and prepayments             2,460,306         662,007
                                                   ------------    ------------
                                                     10,844,053       9,025,134
                                                   ------------    ------------
Intangible Asset
 Other intangible asset                               1,037,500       1,337,500
                                                   ------------    ------------


Other Assets
 Deposit-out                                             30,979          30,064
 Deferred expense                                        54,027          48,216
 Deferred income tax assets (Note 4 (11))               103,102         219,786
                                                   ------------    ------------
                                                        188,108         298,066
                                                   ------------    ------------

TOTAL ASSETS                                       $ 23,455,840    $ 16,841,690
                                                   ============    ============

                                                           1997          1996
                                                       -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term loans (Note 4(6))                          $ 1,911,632   $   161,520
 Notes payable (Note 5)                                    125,209       151,043
 Accounts payable (Note 5)                                 534,856       295,274
 Accrued expenses (Note 5)                                 578,013       294,442
 Other payables                                            352,925     1,551,722
 Current portion of long-term loans (Note 4(7))            656,744          --
 Other current liabilities                                   7,515         1,604
                                                       -----------   -----------
                                                         4,166,894     2,455,605
                                                       -----------   -----------

Long-term Liabilities
 Long-term loans (Note 4(7))                             5,190,525     4,329,498
                                                       -----------   -----------
Other Liabilities
 Accrued pension liabilities (Notes 3 and 4(8))             11,619          --
                                                       -----------   -----------

Total Liabilities                                        9,369,038     6,785,103
                                                       -----------   -----------


Stockholders' Equity
 Common stock (Note 4(9))                               10,000,000    10,000,000
 Capital reserve generated from the gain on
  disposal of fixed assets                                      40          --
 Retained earnings (Note 4(10))                          4,086,762        56,587
                                                       -----------   -----------
Total stockholders' equity                              14,086,802    10,056,587
                                                       -----------   -----------

Commitments and Contingent Liabilities (Note 7)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $23,455,840   $16,841,690
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION
                               STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                    (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS
                         EXCEPT EARNINGS PER SHARE DATA)


                                                    1997                1996
                                                 ------------      ------------
Operating Revenues
 Sales revenue (Note 5)                          $ 10,003,022      $  1,663,010
 Sales returns                                        (21,216)             (197)
 Sales allowance                                     (302,184)          (40,653)
                                                 ------------      ------------
 Net sales                                          9,679,622         1,622,160
 Other operating revenues                              81,542            45,277
                                                 ------------      ------------
 Net operating revenues                             9,761,164         1,667,437
                                                 ------------      ------------
Operating Cost
 Cost of goods sold (Note 5)                       (5,278,405)       (1,182,274)
 Other operating cost                                 (38,604)          (32,095)
                                                 ------------      ------------
                                                   (5,317,009)       (1,214,369)
                                                 ------------      ------------
Gross Profit                                        4,444,155           453,068
                                                 ------------      ------------
Operating Expenses
 Selling expenses                                     (88,841)           (8,666)
 Administrative expenses                             (250,482)         (574,100)
 Research and development expenses                   (443,866)         (221,406)
                                                 ------------      ------------
                                                     (783,189)         (804,172)
                                                 ------------      ------------
Operating Income(Loss)                              3,660,966          (351,104)
                                                 ------------      ------------
Non-operating Income
 Interest income                                      264,153           232,942
 Dividends revenue                                     21,420              --
 Gain on disposal of investment                        16,956             4,474
 Foreign exchange gain                                397,616            70,170
 Other income                                           6,853               531
                                                 ------------      ------------
                                                      706,998           308,117
                                                 ------------      ------------
Non-operating Expenses
 Interest expense                                    (354,973)         (118,223)
 Provision for loss on obsolescence of
   inventories                                        (50,561)          (50,000)
 Financial expense                                       (391)          (23,778)
 Other loss                                           (15,881)             (206)
                                                 ------------      ------------
                                                     (421,806)         (192,207)
                                                 ------------      ------------
Income(loss) before income tax                      3,946,158          (235,194)
Income tax benefit (Note 4(11))                        84,057           250,619
                                                 ------------      ------------
Net income                                       $  4,030,215      $     15,425
                                                 ============      ============

Earnings per share
 Net income                                      $       4.03      $       0.02
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                  UNITED SEMICONDUCTOR CORPORATION
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                             (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                                                                           Total
                                                                                                     Retained          Stockholders'
                                                            Common Stock     Capital Reserve         Earnings              Equity
                                                            -----------         -----------         -----------          -----------
1996:
Balance at January 1,1996                                   $ 5,000,000         $      --           $    41,162          $ 5,041,162
Issued common stock                                           5,000,000                --                  --              5,000,000
Net income for 1996                                                --                  --                15,425               15,425
                                                            -----------         -----------         -----------          -----------
Balance at December 31 ,1996                                 10,000,000                --                56,587           10,056,587

1997:
Net income for 1997                                                --                  --             4,030,215            4,030,215
Transfer  of the  gain on  disposal
of fixed assets to capital reserve                                 --                    40                 (40)                --
                                                            -----------         -----------         -----------          -----------
Balance at December 31, 1997                                $10,000,000         $        40         $ 4,086,762          $14,086,802
                                                            ===========         ===========         ===========          ===========

                             The accompanying notes are an integral part of these financial statements.

                                                  UNITED SEMICONDUCTOR CORPORATION
                                                       STATEMENT OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                             (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                                           1997                     1996
                                                                                        -----------             -----------
Operating activities:
 Net income                                                                             $ 4,030,215             $    15,425
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
  Provision for loss on obsolescence of inventories                                          38,403                  50,000
  Depreciation                                                                            1,591,371                 354,607
  Amortization                                                                              320,071                 166,740
  Bad debt expense                                                                           24,138                   5,908
  Fixed assets transferred to deferred assets and expenses                                   26,516                    --
  Gain on disposal of fixed assets                                                              (40)                   --
  Changes in asset and liability accounts:
   Decrease (increase) in notes receivable                                                  195,835                (196,616)
   Increase in accounts receivable                                                       (1,246,418)               (660,612)
   Increase in other receivables                                                            (24,017)                (22,324)
   Increase in inventories                                                                  (64,203)               (535,686)
   Decrease (increase) in prepaid expenses                                                   (5,673)                 13,458
   Increase in other current assets                                                        (208,429)                (19,000)
   Decrease (increase) in deferred income tax assets                                        116,684                (219,786)
   (Decrease) increase in notes payable                                                     (25,834)                125,148
   Increase in accounts payable                                                             239,582                 295,274
   Increase in accrued expenses                                                             283,571                 290,804
   Increase in other current liabilities                                                      5,911                   1,604
   Decrease in deferred income tax liabilities                                                 --                   (13,243)
   Increase in accrued pension liabilities                                                   11,619                    --
                                                                                        -----------             -----------
 Net cash provided by (used in) operating activities                                      5,309,302                (348,299)
                                                                                        -----------             -----------

Investing activities:
 Acquisition of fixed assets                                                             (4,644,743)             (7,380,918)
 Proceeds from disposal of fixed assets                                                       9,180                    --
 Increase in marketable securities                                                       (2,987,926)               (202,820)
 Increase in deferred expense                                                               (25,882)                (49,621)
 Increase in deposits-out                                                                      (915)                    (64)
                                                                                        -----------             -----------
 Net cash used in investing activities                                                   (7,650,286)             (7,633,423)
                                                                                        -----------             -----------

Financing activities:
 Issuance of common stock                                                                      --                 4,250,000
 Increase in short-term loans                                                             1,750,112                  84,488
 Proceeds from long-term loans                                                            1,517,771               4,329,498
                                                                                        -----------             -----------
 Net cash provided by financing activities                                                3,267,883               8,663,986
                                                                                        -----------             -----------
Net increase in cash and cash equivalents                                                   926,899                 682,264
Cash and cash equivalents at the beginning of year                                        4,542,328               3,860,064
                                                                                        -----------             -----------
Cash and cash equivalents at the end of year                                            $ 5,469,227             $ 4,542,328
                                                                                        ===========             ===========

                                                  UNITED SEMICONDUCTOR CORPORATION
                                                 STATEMENT OF CASH FLOWS (CONTINUED)
                                           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                             (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                                            1997                     1996
                                                                                         -----------              -----------
Supplemental disclosures of cash flow information

 Cash paid for interest (excluding interest capitalized)                                 $   345,781              $   107,333
                                                                                         ===========              ===========

 Cash paid for income tax                                                                $    51,501              $     1,409
                                                                                         ===========              ===========

Investing activities partially paid by cash
 Acquisition of fixed assets                                                             $ 3,445,946              $ 8,891,391
 Add: payable at the beginning of year                                                     1,551,722                   41,249
 Less: payable at the end of year                                                           (352,925)              (1,551,722)
                                                                                         -----------              -----------
 Cash paid                                                                               $ 4,644,743              $ 7,380,918
                                                                                         ===========              ===========

Financing activities partially provided by cash
 Issuance of common stock                                                                $      --                $ 5,000,000
 Less: common stock issued for the technology knowhow                                           --                   (750,000)
                                                                                         -----------              -----------

 Cash received                                                                           $      --                $ 4,250,000
                                                                                         ===========              ===========

                             The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)


1.   HISTORY AND ORGANIZATION

     United Semiconductor Corporation was incorporated as a company limited by shares on October 6, 1995 and commenced its operations in June, 1996. As of December 31, 1997, the paid-in capital is $10,000,000. The Company's major business activities are as follows:

     a. Semiconductor and semiconductor device foundry.

     b. Providing the mask tooling, package, burn-in, and testing services for the above-mentioned products.

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

     A. Convertible to known amounts of cash at any time; and

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

     Inventories

     Inventories, except raw materials stated at actual, are stated at standard cost which is adjusted to actual cost based on weighted average method at month end. Inventories are valued at the lower of cost or market value at the year end. An allowance for loss on obsolescence and decline in market value is provided when necessary.

     Fixed assets

     A. Fixed assets are stated at cost. Interest incurred on loans used to finance the construction of property and plant is capitalized and depreciated accordingly.

     B. Depreciation is provided on the straight-line method using the assets' economic service lives. When the economic service lives are completed, fixed assets which are still in use are depreciated based on the residual value. The service lives of the fixed assets are five to ten years.

     C.  Maintenance   and  repairs   are  charged  to  expenses  as   incurred.
         Significant   renewals   and   improvements   are  treated  as  capital
         expenditures and are depreciated accordingly.

     Intangible asset

     The intangible asset represents the technology knowhow provided by a major shareholder as a part of paid-in capital. The asset is amortized over five years by straight-line method.

     Deferred charges

     Deferred charges are stated at cost and amortized on a straight-line basis over the following years: software-3 years; organization cost-5 years.

     Retirement plan

     The Company has a retirement plan covering all its regular employees. This plan is separately funded. Starting from 1996, the net pension cost is computed based on an actuarial valuation in accordance with the provision of FASB No. 18 of the R.O.C., which requires consideration of cost components such as service cost, interest cost, expected return on plan assets and amortization of net obligation at transition.

     Income tax

     Income tax is provided based on accounting income after adjusting for permanent differences. The provision for income tax includes deferred tax resulting from items reported in different periods for tax and financial reporting purposes. A valuation allowance is provided for deferred tax asset to the extent that it is more likely than not that the tax benefits will not be realized. Deferred tax assets or liabilities are further classified into current or noncurrent items and are presented in the financial statements as net balance. Over or under provision of prior year income tax liabilities are included in the current year income tax expense.

     Revenue and expenses

     Revenue is recognized when the products are delivered or services are completed. Expenses are recognized as incurred.

3.   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

     Prior to 1996, the Company contributed an amount equal to 2% of total wages on a monthly basis as pension expense. In 1996, the Company adopted R.O.C. FASB No.18 and began recognizing net pension cost based on actuarial valuation. The effect of the change in accounting principle was immaterial because the Company was only set up in 1995.

4.   CONTENTS OF SIGNIFICANT ACCOUNTS

     (1) CASH AND CASH EQUIVALENTS

                                                            December 31
                                                 -------------------------------
                                                    1997                 1996
                                                 ----------           ----------
Cash:
Cash on hand                                     $    1,817           $    1,056
Demand accounts                                      58,655                2,600
Checking accounts                                    16,607               11,871
Time deposits                                     5,342,348            4,526,801
                                                 ----------           ----------
                                                  5,419,427            4,542,328

Cash equivalents:
Bonds with repurchase agreement                      49,800                --
                                                 ----------           ----------
                                                 $5,469,227           $4,542,328
                                                 ==========           ==========


     (2) MARKETABLE SECURITIES

                                                             December 31
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
Mutual funds                                         $  251,393       $  150,250
Listed equity securities stocks                       2,939,353           52,570
                                                     ----------       ----------
                                                     $3,190,746       $  202,820
                                                     ==========       ==========


     (3) ACCOUNTS RECEIVABLE - NET

                                                              December 31
                                                      -------------------------
                                                         1997           1996
                                                      ---------       ---------
Accounts receivable - third parties                   $ 959,159       $ 292,547
Less: Allowance for doubtful accounts                   (21,839)         (5,908)
                                                      ---------       ---------
                                                      $ 937,320       $ 286,639
                                                      =========       =========

     (4) INVENTORIES

                                                               December 31
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
Raw materials, supplies and spare parts               $ 226,426       $ 257,608
Work in process                                         315,274         247,877
Finished goods                                           58,189          30,201
                                                      ---------       ---------
                                                        599,889         535,686
Less: Allowance for loss on obsolescence                (88,403)        (50,000)
                                                      ---------       ---------
                                                      $ 511,486       $ 485,686
                                                      =========       =========

     (5) PROPERTY, PLANT AND EQUIPMENT

                                                 December 31, 1997
                                    --------------------------------------------
                                                    Accumulated
                                        Cost        Depreciation    Book value
                                    ------------    ------------    ------------
Machinery and equipment             $ 10,169,495    $ (1,915,540)   $  8,253,955
Transportation equipment                   3,206            (587)          2,619
Furniture and fixtures                   130,771         (24,341)        106,430
Leasehold improvements                    10,966          (2,315)          8,651
Other equipment                           14,270          (2,178)         12,092
Construction in progress and
   prepayments                         2,460,306            --         2,460,306
                                    ------------    ------------    ------------
                                    $ 12,789,014    $ (1,944,961)   $ 10,844,053
                                    ============    ============    ============


                                                 December 31, 1996
                                     -------------------------------------------
                                                     Accumulated
                                        Cost         Depreciation    Book value
                                     -----------     -----------     -----------
Machinery and equipment              $ 8,611,439     $  (346,433)    $ 8,265,006
Transportation equipment                   2,563            (142)          2,421
Furniture and fixtures                    87,661          (6,482)         81,179
Leasehold improvements                     8,076            (960)          7,116
Other equipment                            7,995            (590)          7,405
Construction in progress and
   prepayments                           662,007            --           662,007
                                     -----------     -----------     -----------
                                     $ 9,379,741     $  (354,607)    $ 9,025,134
                                     ===========     ===========     ===========


     A.  Please refer to note 6 for assets pledged as collateral.

     B. Interest expense amounting to $24,321 and $40,881 were capitalized in 1997 and 1996, respectively.

     (6) SHORT-TERM LOANS

                                                        December 31
                                               ---------------------------------
                                                    1997               1996
                                               ------------        ------------
       Unsecured loans                         $  1,911,632        $    161,520
                                               ============        ===========
       Annual interest rates                   1.25% - 7.66%       1.34% - 6.81%
                                               ============        ============


     (7) LONG-TERM LOANS

     A.  Long-term loans are summarized as follows:

                                                            December 31
                                                --------------------------------
                                                    1997                1996
                                                -----------          -----------
Long-term loans                                 $ 5,847,269          $ 4,329,498
Less: Current portion                              (656,744)                --
                                                -----------          -----------
                                                $ 5,190,525          $ 4,329,498
                                                ===========          ===========

     B. Interest rates for long-term loans were floating rates. The range of interest rates were 1.31% - 7.20% and 1.31% - 6.44% in 1997 and 1996, respectively.

     C.  Please refer to note 6 for assets pledged as collateral.


     (8) RETIREMENT PLAN

     A. All of the regular employees of the Company are covered by the pension plan. Under the plan, the Company contributes an amount equal to 2% of total wages on a monthly basis to the pension fund deposited in the Central Trust of China. Pension benefits are generally based on service years (two points per year for service years under 15 years (including 15 years) and one point per year for service years over 15 years). Each employee is limited up to 45 points. Retirement benefits are paid from the fund previously provided.

         During 1997, the Company has recognized pension cost amounting to $17,793. The balance of the Company's employees' retirement fund in Central Trust of China was $9,270 at December 31, 1997.

     B. Based on actuarial assumptions for the year of 1997, the discount rate and expected rate of return on plan asset are both 6.5% and the rate of compensation increase is 8%. The funded status of pension plan is listed as follows:

                                                              December 31, 1997
                                                              -----------------
Vested benefit obligation                                        $   --
Non-vested benefit obligation                                      (4,947)
                                                                 --------
Accumulated benefit obligation                                     (4,947)
Effect on projected salary increase                               (25,388)
                                                                 --------
Projected benefit obligation                                      (30,335)
Market-related value of plan assets                                 8,638
                                                                 --------
Projected benefit obligation exceeds plan asset
 (funding status)                                                 (21,697)
Unrecognized net obligation at transition                             281
Unrecognized pension gain or loss                                  11,360
                                                                 --------
Accrued pension liability                                        $(10,056)
                                                                 ========


     (9) COMMON STOCK

         The Company increased its capital by issuing 500,000,000 shares of common stock for cash at the par value of $10 per share which was approved through a resolution of the Board of Directors in their meeting on June 21, 1996. The Company has completed the amendment procedures for registration. After the capitalization, issued and outstanding shares of common stocks is 1,000,000,000 shares.

     (10) RETAINED EARNINGS

     A. According to the Company's Articles of Incorporation, current year's earnings, if any, shall be distributed in the following order:

             (1)  paying all taxes and dues;
             (2)  covering prior years' operating losses, if any;
             (3) setting aside 10% of the remaining amount, after deducting (1) and (2), as legal reserve;
             (4) allocating not over 10% of par value of common stocks as interest of capital to common stockholders;
             (5)  allocating 1% of the remaining  amount,  after  deducting (1),
                  (2), (3) and (4) above from the current year's earnings, as directors' and supervisors' fees;
             (6) allocating not below 10% of the remaining amount, after deducting (1), (2), (3) and (4) above from the current year's earnings, as employees' bonus; and
             (7) distributing the remaining amount in accordance with the resolution of directors' meeting and stockholders' meeting.

     (11) INCOME TAX

     A.  Income tax benefits for 1997 and 1996 are computed as follows:

                                                         1997            1996
                                                       ---------      ---------
Current income tax for short-term negotiable
 income                                                $   5,576      $   1,409
Increase in deferred tax assets                         (684,882)      (416,895)
Increase in allowance for valuation on
 deferred tax assets                                     161,923           --
Increase in deferred tax liabilities                     433,326        164,867
                                                       ---------      ---------
Income tax benefit                                     $ (84,057)     $(250,619)
                                                       =========      =========

     B. Deferred income tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                             December 31
                                                    ---------------------------
                                                        1997             1996
                                                    -----------     -----------
Deferred income tax assets - current                $   228,270     $    21,952
                                                    ===========     ===========
Deferred income tax assets - noncurrent             $ 1,262,960     $   784,395
Allowance for valuation on deferred income
 tax assets - noncurrent                               (548,423)       (386,500)
                                                    -----------     -----------
                                                        714,537         397,895
Deferred income tax liabilities-noncurrent             (611,435)       (178,109)
                                                    -----------     -----------
                                                    $   103,102     $   219,786
                                                    ===========     ===========

     C. Components of deferred income tax assets and liabilities as of December 31, 1997 are as follows:

                                                      Amount         Tax Effect
                                                    -----------     -----------
Temporary taxable differences                       $(3,057,175)    $  (611,435)
Temporary deductible differences                      2,097,640         419,528
Investment tax credits                                     --         1,071,702
Allowance for valuation on deferred income
 tax assets - noncurrent                                   --          (548,423)
                                                    -----------     -----------
                                                    $  (959,535)    $   331,372
                                                    ===========     ===========


     D. Pursuant to the "Statute For The Establishment and Administration of Science-Based Industrial Park", the Company has been granted several periods of tax holidays with respect to income derived from approved investments.

     E. The Company's income tax return for 1995 have been assessed and approved by the Tax Authority.

(12) EARNINGS PER SHARE
                                                       1997             1996
                                                  -------------     -----------
Net income (A)                                    $   4,030,215     $   15,425
                                                  =============     ==========
Common stock outstanding at the end of year
 (Expressed in thousand shares) (B)                   1,000,000      1,000,000
                                                  =============     ==========
Weighted average outstanding common stock
 (Expressed in thousand shares) (C)                   1,000,000        747,945
                                                  =============     ==========
Earnings per share (Expressed in New Taiwan
 dollars) (A/B)                                   $        4.03     $    0.015
                                                  =============     ==========
Earnings per share based on weighted average
 outstanding common stock (Expressed in New
 Taiwan dollars) (A/C)                            $        4.03     $     0.02
                                                  =============     ==========


5. RELATED PARTY TRANSACTION

   (1) Names and Relationships of Related Parties

         Name of the related parties          The relationship with the Company
     -----------------------------------      ----------------------------------
     United Microelectronics Co., Ltd.        The major investor of the Company.
     United Integrated Circuit Co., Ltd.      Common board chairman.
     United Silicon Inc.                                "
     AMIC Technology, Inc.                    The affilliate of UMC
     Novatek Microelectronics Corp.           Common major investor
     Faraday Technology, Inc.                           "
     S3 Inc.                                  The major investor of the Company
     S3 International Ltd.                    100% investee of S3 Inc.


   (2) Significant Related Party Transactions

a.   Sales


                                     1997                        1996
                           ------------------------    ------------------------
                                         Percentage                  Percentage
                             Amount     of net sales     Amount     of net sales
                           ----------   ------------   ----------   ------------
United Microelectronics
   Co., Ltd.               $2,503,897            26%   $  971,397            60%
United Integrated Circuit
   Co., Ltd.                  302,866             3%         --            --
Others                        425,071             4%         --            --
                           ----------    ----------    ----------    ----------
                           $3,231,834            33%   $  971,397            60%
                           ==========    ==========    ==========    ==========

           The above sales are dealt with certain discount in the ordinary course of business similar to those with other companies. The actual collection period is appoximately two months.


b.   Purchases

                                           1997                    1996
                                   --------------------     --------------------
                                              Percentage              Percentage
                                               of net                   of net
                                   Amount     purchases     Amount     purchases
                                   ------     ---------     ------     ---------
United Microelectronics
 Co., Ltd.                         $15,912           2%     $63,089          12%
                                   =======     =======      =======     =======

     The above purchases are dealt with in the ordinary course of business similar to those with other companies and are payable after three months from purchase date.


c.   Notes receivable

                                     December 31, 1997        December 31, 1996
                                   --------------------     --------------------
                                             Percentage               Percentage
                                              of notes                 of notes
                                   Amount    receivable     Amount    receivable
                                   ------    ----------     ------    ----------
United Microelectronics
 Co., Ltd.                        $    781         100%    $196,616         100%
                                  ========    ========     ========    ========


d.   Accounts receivable

                                 December 31, 1997           December 31, 1996
                              -----------------------     ----------------------
                                            Percentage                Percentage
                                           of accounts               of accounts
                               Amount       receivable      Amount    receivable
                               ------       ----------      ------    ----------
United Microelectronics
 Co., Ltd.                    $ 218,633          12%      $ 367,625       56%
United Integrated
 Circuit Co., Ltd.              317,533          17%            440       --
S3 International Ltd.           263,252          14%           --         --
Others                          148,453           8%           --         --
                              ---------     ---------     ---------    ---------
                                947,871          51%        368,065       56%
Less:Allowance for doubtful
     accounts                    (8,207)         (1%)          --         --
                              ---------     ---------     ---------    ---------
                              $ 939,664          50%      $ 368,065       56%
                              =========     =========     =========    =========

e.   Notes payable

                                    December 31, 1997        December 31, 1996
                                   -------------------      -------------------
                                              Percentage              Percentage
                                               of notes                 of notes
                                    Amount     payable      Amount      payable
                                   -------     -------      -------     -------
United Microelectronics
  Co., Ltd.                        $25,992          21%     $44,046          29%
                                   =======     =======      =======     =======


f.   Accounts payable

                                   December 31, 1997        December 31, 1996
                                 --------------------     -------------------
                                            Percentage              Percentage
                                            of accounts             of accounts
                                  Amount      payable       Amount    payable
                                  ------      -------       ------    -------
United Microelectronics
  Co., Ltd.                      $ 9,428           2%        $--        --
United Integrated
  Circuit Co., Ltd.               12,057           2%         --        --
                                 -------      -------      -------  ---------
                                 $21,485           4%        $--        --
                                 =======      =======      =======  =========


g.   Accrued expenses

                                     December 31, 1997      December 31, 1996
                                  -----------------------  ---------------------
                                               Percentage             Percentage
                                               of accrued             of accrued
                                    Amount      expenses    Amount     expenses
                                  ----------   ----------  ---------  ----------
United Microelectronics
  Co., Ltd.                        $77,387          13%     $61,106          21%
                                   =======     =======      =======     =======


h.   Property transaction

     In May 1997, the Company sold one set of machinery and equipment to United Integrated Circuit Co., Ltd. for $9,180. The gain on the transaction was $40.

i.   Other transaction

     The other transaction with United Microelectronics Co., Ltd. in 1997 and 1996 was as follows:

                         Item                    1997                  1996
                         -----                   ----                  ----
           Rental expense                  $  199,329            $  153,128
                                           ==========            ==========

6. ASSETS PLEDGED AS COLLATERAL

                              Book Value as of December 31
                            --------------------------------
                               1997                 1996        Subject of collateral
                            ------------        ------------    ---------------------
Machinery and equipment     $  6,272,029        $  2,418,834      Long-term loan
                            ============        ============


7. COMMITMENTS AND CONTINGENCY

   a. The  Company's   unused  letters  of  credit  for  import  machinery  were
      approximately USD58,541 thousand dollars, JPY4,691,732 thousand dollars, and GBP15 thousand dollars at December 31, 1997.

   b. The Company has signed several contracts for the purchase of equipment amounting to USD193,202 thousand dollars, JPY16,033,030 thousand dollars, and DEM103 thousand dollars. As of December 31, 1997, the amount of outstanding obligations for these contracts are USD61,278 thousand dollars, JPY8,981,532 thousand dollars, and DEM43 thousand dollars.

   c. The DOC of the United States of America (U.S.A.) had made a preliminary investigation on September 24, 1997 on the changes that static random access memory (SRAM) manufactured in Taiwan were being sold at less than fair market value, i.e. dumping prices, and the discussion on imposing duties on those SRAM is on-going. The final determination will depend on the result of further investigation. Since the Company does not sell or export any significant volume of SRAM products to the U.S.A., the
      Company's management is of the opinion that the outcome of the investigation will not have a material adverse financial or operational effect to the Company.

8. COMPARATIVE FIGURES RECLASSIFICATION

   Certain accounts in the 1996 financial statements have been reclassified to conform with the presentation adopted for the 1997 financial statements.