Form 10-K/A
period 1998-03-28
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1998-06-29
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A. [ ]

     The aggregate market value of Registrant's Common Stock held by non-affiliates of Registrant as of June 18, 1998 was approximately $144.9 million based on the closing sale price of such stock on the Nasdaq National Market.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes _X_ No ___

     As of June 18, 1998, there were 41,389,842 shares of Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference into this Form 10-K/A. As indicated on Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998, that was filed by Registrant with the Securities and Exchange Commission on June 26, 1998 (the "Form 10-K"), Registrant's Proxy Statement (as defined in the Form 10-K) is incorporated by reference into the Form 10-K.

     The undersigned Registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended March 28, 1998, that was filed by Registrant with the Securities and Exchange Commission on June 26, 1998, as set forth below:

     1. Amend Exhibit 27.01 (Financial Data Schedule).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     ALLIANCE SEMICONDUCTOR CORPORATION


     By: /s/ N. DAMODAR REDDY                                Date: June 29, 1998
         ---------------------------------
         N. Damodar Reddy, Chairman
         of the Board, Chief Executive
         Officer and President

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


Name                                                     Title                                               Date
----                                                     -----                                               ----
Principal Executive Officer:

/s/ N. DAMODAR REDDY                                     Chairman of the Board, Chief                     June 29, 1998
--------------------------------------                   Executive Officer and President
N. Damodar Reddy


Principal Financial Officer and
Principal Accounting Officer:

/s/ N. DAMODAR REDDY                                     Chief Financial Officer                          June 29, 1998
--------------------------------------
N. Damodar Reddy


Directors:

/s/ SANFORD L. KANE                                      Director                                         June 29, 1998
--------------------------------------
Sanford L. Kane


/s/ JON B. MINNIS                                        Director                                         June 29, 1998
--------------------------------------
Jon B. Minnis


/s/ C.N. REDDY                                           Director                                         June 29, 1998
--------------------------------------
C. N. Reddy


/s/ N.DAMODAR REDDY                                      Director                                         June 29, 1998
--------------------------------------
N. Damodar Reddy