Form 10-Q
period 1998-06-27
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1998-08-17
CIK 913293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 27, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             --------  --------

                         Commission file number 0-22594

                       ALLIANCE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                        Delaware                                 77-0057842
            (State or other jurisdiction of                   (I.R.S. #Employer
             incorporation or organization)                  Identification No.)

                3099 North First Street
                  San Jose, California                           95134-2006
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
                                             -----    -----

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
                         -----    -----

         The number of shares outstanding of the registrant's Common Stock on July 22, 1998 was 41,434,842 shares.

                        Page 1 of 22, including exhibits

                       ALLIANCE SEMICONDUCTOR CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

         Consolidated Balance Sheets
                  June 30, 1998 and March 31, 1998                                                   3

         Consolidated Statements of Operations
                  Three months ended June 30, 1998 and 1997                                          4

         Consolidated Statements of Cash Flows
                  Three months ended June 30, 1998 and 1997                                          5

         Notes to Consolidated Financial Statements                                                 6-9

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                           10-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           Not Applicable

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                                         19-20

Item 2. Changes in Securities.                                                                Not Applicable

Item 3. Defaults Upon Senior Securities.                                                      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.                                  Not Applicable

Item 5. Other Information.                                                                          20

Item 6. Exhibits and Reports on Form 8-K.                                                           21

SIGNATURES                                                                                          22


Part I. FINANCIAL INFORMATION
Item I. Consolidated Financial Statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)
                                                                              June 30,                     March 31,
                                                                                1998                          1998
                                                                        ---------------------         ---------------------
                                     ASSETS

Current assets:

     Cash and cash equivalents (excluding restricted cash)                          $  6,270                      $  3,010

     Restricted cash and short term investments                                        6,400                         6,512

     Accounts receivable, net                                                          5,776                        15,716

     Inventory                                                                        27,648                        32,375

     Deferred taxes                                                                       --                         8,397

     Income tax receivable                                                            17,199                        17,147

     Other current assets                                                              3,209                         1,670
                                                                        ---------------------         ---------------------
          Total current assets                                                        66,502                        84,827

Property and equipment, net                                                           11,181                        11,123

Investment in Chartered Semiconductor                                                 51,596                        51,596

Investment in United Semiconductor Corporation ("USC")                                73,642                        85,935

Investment in United Silicon, Inc.                                                    13,701                        13,701

Other assets                                                                           1,832                         1,083
                                                                        ---------------------         ---------------------
              Total assets                                                          $218,454                      $248,265
                                                                        =====================         =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                               $ 20,110                      $ 35,714

     Accrued liabilities                                                               7,298                         7,771

     Current portion of long term obligations                                          1,258                         1,463
                                                                        ---------------------         ---------------------
                     Total current liabilities                                        28,666                        44,948

Long term obligations                                                                  1,012                         1,276
                                                                        ---------------------         ---------------------
                     Total liabilities                                                29,678                        46,224
                                                                        ---------------------         ---------------------

Stockholders' equity

     Common stock                                                                        414                           404

     Additional paid-in capital                                                      184,503                       183,099

     Retained earnings                                                                 3,859                        18,538
                                                                        ---------------------         ---------------------
                     Total stockholders' equity                                      188,776                       202,041
                                                                        ---------------------         ---------------------
                                                                                    $218,454                      $248,265
                                                                        =====================         =====================

          See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                        ---------------------------------------------------
                                                                                1998                          1997
                                                                        ---------------------         ---------------------
Net revenues                                                                        $ 10,150                      $ 36,339

Cost of revenues                                                                      27,491                        29,615
                                                                        ---------------------         ---------------------
     Gross profit (loss)                                                             (17,341)                        6,724
                                                                        ---------------------         ---------------------

Operating expenses:

     Research and development                                                          4,216                         4,107

     Selling, general and administrative                                               4,011                         4,055
                                                                        ---------------------         ---------------------
                    Total operating expenses                                           8,227                         8,162
                                                                        ---------------------         ---------------------
Income (loss) from operations                                                        (25,568)                       (1,438)

Other income, net                                                                     15,740                           189
                                                                        ---------------------         ---------------------
Income (loss) before income taxes and equity in income of USC                         (9,828)                       (1,249)

Provision (benefit) for income taxes                                                   8,397                          (437)
                                                                        ---------------------         ---------------------
Income (loss) before equity in income of USC                                         (18,225)                         (812)

Equity in income of USC                                                                3,546                         1,920
                                                                        ---------------------         ---------------------
Net income (loss)                                                                  ($ 14,679)                     $  1,108
                                                                        =====================         =====================
Basic and diluted net income (loss) per share                                      ($   0.36)                     $   0.03
                                                                        =====================         =====================

Weighted average number of common shares

     Basic                                                                            40,963                        38,999
                                                                        =====================         =====================
     Diluted                                                                          40,963                        41,042
                                                                        =====================         =====================

          See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
                                                                                        Three Months Ended
                                                                                            June 30,
                                                                       ----------------------------------------------------
                                                                               1998                          1997
                                                                       ---------------------         ----------------------
Cash flows from operating activities:

      Net income (loss)                                                           ($  14,679)                     $  1,108

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

         Depreciation and amortization                                                   955                           837

         Equity in income of USC                                                      (3,546)                       (1,920)

         Gain on sale of USC shares                                                  (15,823)                           --

         Changes in assets and liabilities:

            Accounts receivable                                                        9,940                        (3,064)
            Inventory                                                                  4,727                        (8,661)
            Other assets                                                              (2,288)                          482
            Accounts payable                                                         (15,604)                       19,147
            Accrued liabilities                                                         (473)                         (381)
            Deferred income taxes and tax receivable                                   8,345                          (495)
                                                                       ---------------------         ----------------------
               Net cash provided by (used in) operating activities                   (28,446)                        7,053
                                                                       ---------------------         ----------------------

Cash provided by (used in) investing activities:

      Acquisition of equipment                                                        (1,013)                         (582)

      Proceeds from sale of USC shares                                                31,662                            --
                                                                       ---------------------         ----------------------
               Net cash provided by (used in) investing activities                    30,649                          (582)
                                                                       ---------------------         ----------------------

Cash flows from financing activities:

      Net proceeds from issuance of common stock                                       1,414                            99

      Repayments of long term obligations                                               (469)                         (416)

      Restricted cash                                                                    112                            --
                                                                       ---------------------         ----------------------
               Net cash provided by (used in) financing activities                     1,057                          (317)
                                                                       ---------------------         ----------------------
Net increase (decrease) in cash and cash equivalents                                   3,260                         6,154

Cash and cash equivalents at beginning of the period                                   3,010                        17,368
                                                                       ---------------------         ----------------------
Cash and cash equivalents at end of the period                                     $   6,270                      $ 23,522
                                                                       =====================         ======================

          See accompanying notes to consolidated financial statements.


                       ALLIANCE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 1998 and 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 1998.

     For purposes of presentation, the Company has indicated the first three months of fiscal 1999 and 1998 as ending on June 30, respectively; whereas, in fact, the Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter.

     The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                                    June 30,           March 31,
                                                      1998               1998
                                                      ----               ----
Inventory:                                                 (in thousands)
Work in process                                      $11,506             $17,564
Finished goods                                        16,142              14,811
                                                     -------             -------
                                                     $27,648             $32,375
                                                     =======             =======


Note 3. Inventory Charge and Valuation Allowance

     During the first quarter of fiscal 1999, the Company continued to experience a significant deterioration in the average selling prices and a slowing in demand for certain of its products. As a result of these factors, the Company recorded a pre-tax charge of approximately $17.0 million primarily to reflect a further decline in market value of the Company's inventory. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations. During the first quarter of fiscal 1999, the Company also recorded a valuation allowance of $8.4 million with respect to the Company's previously recorded deferred tax assets.

Note 4. Investments

      In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing a semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last of these payments, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company additionally has the right to receive up to another 665 million NTD (approximately US$19.1 million at the exchange rate prevailing on August 13, 1998, which rate is subject to material change) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company anticipates that as a result of an upcoming issuance of shares to USC employees (which issuance has been approved by USC's board of directors), the Company's ownership position will be diluted to approximately 15.1%. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During the first three months of fiscal 1999, the Company recorded $3.5 million of equity in income of USC, as compared to $1.9 million recorded during the first three months of fiscal 1998.


Note 5. Commitments

      At  June  30,  1998,  the  Company  had  approximately   $5.7  million  of
noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.

      In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon, Inc. ("USI"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizing advanced sub-micron semiconductor manufacturing processes. The contributions of the Company and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Company had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the Company had, but did not exercise, the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. The Company made a third installment payment of approximately 106 million NTD (or approximately US$3.1 million) in July 1998. After the third installment, the Company owns approximately 2.96% of the outstanding shares of USI and has the right to purchase approximately 3.70% of the manufacturing capacity of the facility.

      As of June 30, 1998, $6.4 million of standby letters of credit were outstanding and expire on or before March 31, 1999, secured by restricted cash and short term investments.


Note 6. Net Income (Loss) Per Share

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

         The computations for basic and diluted EPS are presented below (in thousands, except per share data):

                                                                           Three months ended
                                                                                June 30,
                                                                          1998            1997
                                                                          ----            ----

Net income (loss)                                                    ($ 14,679)         $1,108
Shares calculation:
Weighted average shares outstanding                                     40,963          38,999

Effect of dilutive employee stock options                                   --           1,964
                                                                      --------          ------

Average shares outstanding assuming dilution                            40,963          41,042
                                                                      ========          ======

Basic income (loss) per share                                        ($   0.36)         $ 0.03
                                                                      ========          ======

Diluted income (loss) per share                                      ($   0.36)         $ 0.03
                                                                      ========          ======

      The following are not included in the above calculation as they were considered anti-dilutive (in thousands, except option price data):

                                                                      Three months ended
                                                                           June 30,
                                                                          1998            1997
                                                                          ----            ----
Weighted employee stock options outstanding                              2,371             422

Average exercise price                                                $   6.21          $ 7.88


Note 7.  Gain On Sale of USC Shares

      In April 1998, the Company sold 35 million shares of USC (representing approximately 18% of the Company's interest in USC) to an affiliate of UMC for net proceeds of $31.7 million, plus the right to receive a contingent payment of up to 665 million NTD (approximately US$19.1 million at the exchange rate prevailing on August 13, 1998, which rate is subject to material change) upon the occurrence of certain potential future events. The net gain on the sale, after deducting the cost basis plus a share of the equity in income of those shares disposed of totaling $15.8 million, was $15.8 million. The net gain does not reflect any value that may be realized by the Company in connection with the contingent payment described above.


Note 8.  Subsequent Events

     In July 1998, the Company learned that a default judgment might soon be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and Trit Tek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. The Company is currently evaluating this matter, and intends to take vigorous action to defend itself. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     In July 1998, a complaint naming the Company and twenty-five other semiconductor companies was filed in the United States District Court for the District of Arizona (captioned Lemelson Medical, Education & Research Foundation, Ltd. Partnership v. Intel Corp. et al., Civ. 98-1413 PHX PGR), alleging that each defendant manufactures or has manufactured on its behalf integrated circuits using manufacturing processes that violate sixteen patents owned by plaintiff. The Company has not yet been served with the complaint. The litigation is in its initial stages, and the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

     When used in this Report, the words "expects," anticipates," "believes," "approximates," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the personal computer, networking, telecommunications and instrumentation markets, in particular as they may affect demand for or pricing of the Company's products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; and the availability and cost of products from the Company's suppliers; are subject to risks and uncertainties. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1998 filed with the Securities and Exchange Commission on June 26, 1998. These risks and uncertainties, or the occurrence of other events, could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.


Results of Operations

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenues:
                                                          Three Months Ended
                                                               June 30,
                                                               --------
                                                         1998            1997
                                                         ----            ----

Net revenues                                             100.0%          100.0%
Cost of revenues                                         270.8            81.5
                                                        ------          ------
   Gross profit (loss)                                  (170.8)           18.5
                                                        ------          ------
Operating expenses:
   Research and development                               41.5            11.3
   Selling, general and administrative                    39.5            11.2
                                                        ------          ------
Total operating expenses                                  81.0            22.5
                                                        ------          ------
Income (loss) from operations                           (251.8)           (4.0)
Other income, net                                        155.0             0.5
                                                        ------          ------
Income (loss) before income taxes and
   equity in income of United Semiconductor
   Corporation ("USC")                                   (96.8)         (109.4)
Provision (benefit) for income taxes                      82.7            (3.4)
                                                        ------          ------
Income (loss) before equity in income of USC            (179.6)%          (2.2)%
                                                        ======          ======


Net revenues

     During the first quarter of fiscal 1999 and the first quarter of fiscal 1998, the Company's net revenues were principally derived from the sale of DRAM and SRAM products. Net revenues for the first quarter of fiscal 1999 were $10.2 million, or 72% lower than the $36.3 million of revenues for the first quarter of fiscal 1998. During the first quarter of fiscal 1999, one customer accounted for 6% of net revenues. During the first quarter of fiscal 1998, one customer accounted for 12% of net revenues. The decrease in net revenues in the first quarter of fiscal 1999 as compared with the first quarter of fiscal 1998 was primarily due to decreased sales of DRAM products and decreases in the average selling prices for certain of the Company's SRAM and DRAM products.

     Revenues from the Company's SRAM products contributed approximately 51% of the Company's net revenues for the first quarter of fiscal 1999 compared to approximately 26% of the Company's net revenues for the first quarter of fiscal 1998. To attempt to increase demand and the average selling price for the Company's SRAM products, the Company has added to its SRAM product offerings, including the announcement of its Intelliwatt(TM) line of SRAM products. The Company is unable to predict when or if such price and demand declines will stabilize or if the introduction of new product offerings will offset future price and demand declines. A continued decline in average selling prices or unit demand could have a material adverse effect on the Company's operating results.

     Revenues from the Company's DRAM products contributed approximately 48% of the Company's net revenues for the first quarter of fiscal 1999 compared to approximately 69% of the Company's net revenues for the first quarter of fiscal 1998. The DRAM market is characterized by volatile supply and demand conditions, fluctuating pricing and rapid technology changes to higher density products. During the first quarter of fiscal 1999, average selling prices for the Company's DRAM products declined compared to same period of the prior year. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results.

     Sales of the Company's MMUI product line contributed approximately 1% to the Company's net revenues for the first quarter of fiscal 1999 compared to approximately 5% of the Company's net revenues for the first quarter of fiscal 1998. The graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features. In July 1998, the Company determined that it should exit the mainstream graphics accelerator business, and announced a workforce reduction of approximately 45 full-time positions, including substantially all of the Company's graphics personnel. The Company does not believe that its MMUI products will contribute material net revenues in future quarters.

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


Gross Profit (Loss)

     The Company experienced a gross loss for the first quarter of fiscal 1999 of $17.3 million, or (170.8)% of net revenues compared to a gross profit of $6.7 million, or 18.5% of net revenues for the same period of fiscal 1998. The decrease in gross margin in the first quarter of fiscal 1999 primarily resulted from the $17.0 million pre-tax inventory charge taken in the quarter, together with the decline in average selling prices for the Company's DRAM and SRAM products due to competitive conditions. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could result in material adverse impacts on the Company's gross margins.

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


Research and Development

     Research and development expenses were $4.2 million, or 41.5% of net revenues in the first quarter of fiscal 1999 compared to $4.1 million, or 11.3% of net revenues in the same period of the prior year. The increase in research and development expenses was due to increased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction and increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenues.


Selling, General and Administrative

     Selling, general and administrative expenses were $4.0 million, or 39.5% of net revenues in the first quarter of fiscal 1999 compared to $4.1 million, or 11.2% of net revenues in the first quarter of fiscal 1998. The decrease in selling, general and administrative expenses was primarily the result of decreased sales commissions due to decreased revenue, offset in part by higher personnel-related costs and an increase in bad debt reserves. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenues.


Other Income, Net

     Net other income was $15.7 million, or 155.0% of net revenues in the first quarter of fiscal 1999 compared to $0.2 million, or 0.5% of net revenues, in the same period of fiscal 1998. Net other income for the first quarter of fiscal 1999 primarily represents the net gain of $15.8 million on the sale of shares of USC and interest dividend income from investments, partially offset by a loss recorded in connection with another of the Company's investments.


Provision (Benefit) for Income Taxes

     The Company's effective tax rate was (85.4%) for the first quarter of fiscal 1999 and 35.0% for the same period of fiscal 1998. The tax provision for the first quarter of fiscal 1999 represents a charge relating to the recording of a valuation allowance with respect to the Company's previously-recorded deferred tax assets. The Company also did not recognize a deferred tax asset (which would have been $2.8 million) with respect to the net loss of the first quarter of fiscal 1999. If the Company is able to generate sufficient taxable income in subsequent quarters, prior to the expiration of the time within which the respective net loss carryforwards must be used, the $11.2 million of fully reserved deferred tax assets may be used to offset future tax liabilities (if any). There can be no assurance, however, that the Company will be able to generate sufficient taxable income within such time period.

Equity in Income of USC

     As discussed in the section below entitled "Liquidity and Capital Resources," the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the Company's share of income earned by USC for the previous quarter. In the first quarter of fiscal 1999, the Company reported equity in income of USC in the amount of $3.5 million, as compared to $1.9 million reported in the first quarter of fiscal 1998.


Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including: general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance or lack thereof of new or enhanced versions of the Company's products; seasonal customer demand; and the timing of significant orders. Operating results could also be adversely affected by such factors as economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the markets for personal computers, networking, telecommunications or instrumentation products, or order cancellations or rescheduling.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products. The Company is unable to predict when or if such decline in prices will stabilize. Average selling prices for DRAM products, in particular, continued to weaken significantly through the first quarter of fiscal 1999. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit in an amount sufficient to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or reduce its cost per unit to offset declines in average selling prices. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during the first quarter of fiscal 1999, when the Company recorded pre-tax charges of $17 million, primarily to reflect a decline in market value of certain inventory.

     The Company currently relies on independent and joint venture foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs and loss of production due to fires, seismic activity, weather conditions and other factors. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between United Microelectronics Corporation ("UMC") and various companies. UICC is located next to United Silicon, Inc. ("USI") and near USC and UMC in the Science-Based Industrial Park in Hsin-Chu, Taiwan. (The Company has products manufactured at UMC and USC, and owns equity stakes in USC and USI.) UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse affect on UMC, USC or USI in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

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

     The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Because the

Company conducts most of its manufacturing operations in Asia, and receives a significant amount of its net revenues from sales to Asian customers, the foregoing risks are heightened in light of the recent financial and economic crisis in Asia. Current or potential customers of the Company in Asia, for instance, may become unwilling or unable to purchase the Company's products, and the Company's Asian competitors may be able to become more price-competitive relative to the Company due to declining values of their national currencies. Moreover, decreased global demand for the Company's products, and excess supply of competitive products, may lead to accelerated declines in the average selling prices of the Company's products. There can be no assurance that such factors will not adversely impact the Company's operating results in the future or require the Company to modify its current business practices.

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

     The Company also is party to certain legal proceedings, and is subject to the risk of adverse developments in such proceedings. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company currently is involved in patent litigation, and also has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims. In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be materially adversely affected. There can be no assurance that adverse developments in current or future legal proceedings, including without limitation the patent litigation identified above and the antidumping proceedings described below, will not have a material adverse effect on the Company's operating results or financial condition.

     The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in early 2000 (see
Item 3 - Legal Proceedings, in the Company's Form 10-K for the fiscal year ended March 28, 1998, which may be obtained from the Company at the address set forth above, or through the Company's web site (www.alsc.com) or through the Securities and Exchange Commission's EDGAR website (www.sec.gov)), the deposit requirement, and the potential that antidumping duties will be liquidated in early 2000, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in Japan as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

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

Liquidity and Capital Resources

     The Company's operating activities utilized cash of $28.4 million in the first quarter of fiscal 1999 and provided cash of $7.1 million in the first quarter of fiscal 1998. Cash utilized in operating activities in the first quarter of fiscal 1999 was the result of a loss from operations and changes in working capital accounts during the quarter. Cash provided in operations in the first quarter of fiscal 1998 was primarily a result of net income generated during the period combined with a net increase in certain working capital components.

     Net cash provided by investing activities was $30.6 million for the first quarter of fiscal 1999 and ($0.6) million for the same period of fiscal 1998. Net cash provided by investing activities in the first quarter of fiscal 1999 reflects the proceeds from the sale of USC shares of $31.7 million, partially offset by equipment purchases of $1.0 million. Net cash used in investing activities in the first quarter of fiscal 1998 reflects equipment purchases of $0.6 million.

     The Company's financing activities provided cash of $1.1 million in the first quarter of fiscal 1999 and used cash of $0.3 million in the first quarter of fiscal 1998. Net cash provided by financing activities in the first quarter of fiscal 1999 reflects net proceeds of $1.4 million from the sales of common stock in connection with the exercise of stock options, partially offset by repayment of long term obligations of $0.5 million. Net cash used in financing activities in the first quarter of fiscal 1998 reflects net proceeds of $0.1 million offset by the repayment of long-term obligations of $0.4 million from the sales of common stock in connection with the exercise of stock options.

     At June 30, 1998, the Company had $6.3 million in cash, an increase of $3.3 million from March 31, 1998, and working capital of $37.8 million, a decrease of $2.1 million from March 31, 1998. The Company believes that these sources of liquidity, together with an expected tax refund (the significant portion of which, totaling $17.7 million, was received in July 1998) and financing opportunities the Company believes will be available to it, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

     In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is in full production utilizing advanced sub-micron semiconductor manufacturing processes. The Company's initial contribution of approximately $70 million was paid in three installments between September 1995 and July 1997, representing an initial equity ownership of approximately 19.0%. In April 1998, the Company sold 3.5% of the outstanding shares of USC to an affiliate of UMC, for gross proceeds of approximately $32 million and the right to receive contingent payment of up to approximately 665 million New Taiwan Dollars (approximately US$19.1 million at the exchange rate prevailing on August 13, 1998, which rate is subject to material change) upon the occurrence of certain potential future events. As a result of that sale, the Company currently owns approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company anticipates that as a result of an upcoming issuance of shares to USC employees (which issuance has been approved by USC's board of directors), the Company's ownership position will be diluted to approximately 15.1%. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. Throughout fiscal 1998, the Company reported income of approximately $15.5 million related to its share of USC's income. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, or if there is not sufficient demand of USC's wafers, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's consolidated results of operations.

     In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon, Inc. ("USI"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizing advanced sub-micron semiconductor manufacturing processes. The contributions of the Company and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Company had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the Company had, but did not exercise, the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. The

Company made a third installment payment of approximately 106 million NTD (or approximately US$3.1 million) in July 1998. After the third installment, the Company owns approximately 2.96% of the outstanding shares of USI and has the right to purchase approximately 3.70% of the manufacturing capacity of the facility.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     As previously reported, in March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. In July 1998, plaintiff filed a notice of appeal of the dismissal. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     As previously reported, in February 1997, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States International Trade Commission ("ITC") (Investigation Nos. 731-TA-761-762) and United States Department of Commerce ("DOC") (Investigations No. A-583-827), alleging that static random access memories ("SRAMs") produced in South Korea and Taiwan are being sold in the United States at less than fair value, and that the United States industry producing SRAMs is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in South Korea and Taiwan. In April 1998, the amended final order concerning the petition was published. As a result of the Petition, the Company, in order to import into the United States, on or after approximately April 1998, SRAMs manufactured in Taiwan, must pay a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the cost of such SRAMs. (The Company has posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) In May 1998, the Company and others appealed the determination by the ITC that imports of SRAMs manufactured in Taiwan were causing material injury to the U.S. industry. If the appeal is successful, the antidumping order would be terminated and cash deposits made would be refunded. The Company cannot predict either the timing or the eventual result of the appeal. The Company may, in 1999, request a review of its sales of Taiwan-fabricated SRAMs from approximately October 1997 through March 1999 (the "Review Period"). If the Company makes such a request, the cash deposits made by the Company shall not be "assessed" or "liquidated" until the conclusion of the review, in early 2000. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits made by the Company, and the deposits that would have been made had the higher rate been in effect. (In either case, the Company also would be responsible to pay antidumping duties in the amount of the revised margin with respect to its imports, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) A material portion of the SRAMs designed and sold by the Company are manufactured in Taiwan, and the cash deposit requirement and possibility of assessment (liquidation) of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated

SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.


Item 5. Other Information.

     In July 1998, the Company learned that a default judgment might soon be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and Trit Tek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. The Company is currently evaluating this matter, and intends to take vigorous action to defend itself. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     In July 1998, a complaint naming the Company and twenty-five other semiconductor companies was filed in the United States District Court for the District of Arizona (captioned Lemelson Medical, Education & Research Foundation, Ltd. Partnership v. Intel Corp. et al., Civ. 98-1413 PHX PGR), alleging that each defendant manufactures or has manufactured on its behalf integrated circuits using manufacturing processes that violate sixteen patents owned by plaintiff. The Company has not yet been served with the complaint. The litigation is in its initial stages, and the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

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

----------
(A) The document referred to is hereby incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.
(B) The document referred to is hereby incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-22594) filed with the Commission on November 14, 1995.
(C)    The document referred to is filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Alliance Semiconductor Corporation
                                               (Registrant)



Date: August 14, 1998               /s/ N. D. Reddy
                                    ---------------
                                    N. Damodar Reddy
                                    President and Principal Executive Officer




Date: August 14, 1998               /s/ N. D. Reddy
                                    ---------------
                                    N. Damodar Reddy
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)