Form 10-Q
period 1998-09-26
ALLIANCE SEMICONDUCTOR CORP/DE/
filed 1998-11-10
CIK 913293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 26, 1998

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
         The number of shares outstanding of the registrant's Common Stock on November 9, 1998 was 41,503,954 shares.

                        Page 1 of 22, including exhibits

                       ALLIANCE SEMICONDUCTOR CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
PART I. FINANCIAL INFORMATION                                                                        3

Item 1. Financial Statements.                                                                        3

         Consolidated Balance Sheets
                  September 30, 1998 and March 31, 1998                                              3

         Consolidated Statements of Operations
                  Six months ended September 30, 1998 and 1997                                       4

         Consolidated Statements of Cash Flows
                  Six months ended September 30, 1998 and 1997                                       5

         Notes to Consolidated Financial Statements                                                 6-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                              10-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           Not Applicable

PART II. OTHER INFORMATION                                                                          19

Item 1. Legal Proceedings.                                                                          19

Item 2. Changes in Securities.                                                                Not Applicable

Item 3. Defaults Upon Senior Securities.                                                      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.                                        20

Item 5. Other Information.                                                                          20

Item 6. Exhibits and Reports on Form 8-K.                                                           21

SIGNATURES                                                                                          22

Part I. FINANCIAL INFORMATION
Item I. Consolidated Financial Statements.

                                      ALLIANCE SEMICONDUCTOR CORPORATION

                                          CONSOLIDATED BALANCE SHEETS
                                           (unaudited, in thousands)
                                                                                    September 30,     March 31,
                                                                                        1998             1998
                                                                                    -------------   ------------
                                                    ASSETS
Current assets:
      Cash and cash equivalents (excluding restricted cash)                          $   7,123       $   3,010
      Restricted cash and short term investments                                         5,750           6,512
      Accounts receivable, net                                                           6,063          15,716
      Inventory                                                                         18,508          32,375
      Deferred taxes                                                                      --             8,397
      Income tax receivable                                                                 78          17,147
      Other current assets                                                               3,247           1,670
                                                                                     ---------       ---------
          Total current assets                                                          40,769          84,827
Property and equipment, net                                                             10,801          11,123
Investment in Chartered Semiconductor                                                   51,596          51,596
Investment in United Semiconductor Corporation ("USC")                                  77,333          85,935
Investment in United Silicon, Inc.                                                      16,799          13,701
Other assets                                                                             1,379           1,083
                                                                                     ---------       ---------
              Total assets                                                           $ 198,677       $ 248,265
                                                                                     =========       =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $   6,238       $  35,714
      Accrued liabilities                                                                7,498           7,771
      Current portion of long term obligations                                           1,047           1,463
                                                                                     ---------       ---------
                      Total current liabilities                                         14,783          44,948
Long term obligations                                                                      740           1,276
                                                                                     ---------       ---------
                      Total liabilities                                                 15,523          46,224
                                                                                     ---------       ---------
Stockholders' equity
      Common stock                                                                         415             404
      Additional paid-in capital                                                       184,749         183,099
      Retained earnings                                                                 (2,010)         18,538
                                                                                     ---------       ---------
                      Total stockholders' equity                                       183,154         188,776
                                                                                     ---------       ---------
                                                                                     $ 198,677       $ 248,265
                                                                                     =========       =========

                         See accompanying notes to consolidated financial statements.

                                   ALLIANCE SEMICONDUCTOR CORPORATION

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share data)
                                               (unaudited)
                                                      Three Months Ended             Six Months Ended
                                                         September 30,                 September 30,
                                                   -----------------------       ------------------------
                                                      1998           1997           1998           1997
                                                   --------       --------       --------       --------
Net revenue                                        $ 10,472       $ 28,998       $ 20,622       $ 65,337
Cost of revenue                                      13,544         31,693         41,035         61,308
                                                   --------       --------       --------       --------
      Gross profit (loss)                            (3,072)        (2,695)       (20,413)         4,029
                                                   --------       --------       --------       --------
Operating expenses:
      Research and development                        3,511          3,558          7,727          7,665
      Selling, general and administrative             2,797          4,885          6,808          8,940
                                                   --------       --------       --------       --------
                     Total operating expenses         6,308          8,443         14,535         16,605
                                                   --------       --------       --------       --------
Income (loss) from operations                        (9,380)       (11,138)       (34,948)       (12,576)
Other income, net                                      (180)            54         15,560            243
                                                   --------       --------       --------       --------
Income (loss) before income taxes
     and equity in income of USC                     (9,560)       (11,084)       (19,388)       (12,333)
Provision (benefit) for income taxes                   --           (3,879)         8,397         (4,316)
                                                   --------       --------       --------       --------
Income (loss) before equity in income of USC         (9,560)        (7,205)       (27,785)        (8,017)
Equity in income of USC                               3,691          2,654          7,237          4,574
                                                   --------       --------       --------       --------
Net income (loss)                                  ($ 5,869)      ($ 4,551)      ($20,548)      ($ 3,443)
                                                   ========       ========       ========       ========
Basic and diluted net income (loss) per share      ($  0.14)      ($  0.12)      ($  0.50)      ($  0.09)
                                                   ========       ========       ========       ========
Weighted average number of  common shares
      Basic                                          41,456         39,175         41,209         39,087
      Diluted                                        41,456         39,175         41,209         39,087
                                                   ========       ========       ========       ========

                      See accompanying notes to consolidated financial statements.

                                      ALLIANCE SEMICONDUCTOR CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                 (unaudited)
                                                                                         Six Months Ended
                                                                                          September 30,
                                                                                      ------------------------
                                                                                          1998           1997
                                                                                      --------       --------
Cash flows from operating activities:
       Net income (loss)                                                              ($20,548)      ($ 3,443)
       Adjustments  to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                                     1,900          1,686
       Equity in income of USC                                                          (7,237)        (4,574)
       Gain on sale of USC shares                                                      (15,823)          --
       Changes in assets and liabilities:
            Accounts receivable                                                          9,653          1,621
            Inventory                                                                   13,867         (3,998)
            Other assets                                                                  (258)           477
            Accounts payable                                                           (29,476)        11,594
            Accrued liabilities                                                           (273)           128
            Deferred income taxes and tax receivable                                    25,466         13,381
                                                                                      --------       --------
                 Net cash provided by (used in) operating activities
                                                                                       (22,729)        16,872
                                                                                      --------       --------
Cash provided by (used in) investing activities:
       Acquisition of equipment                                                         (1,578)        (1,530)
       Proceeds from sale of (investment in) USC shares                                 31,662        (17,611)
       Investment in United Silicon, Inc.                                               (3,098)          --
                                                                                      --------       --------
                  Net cash provided by (used in) investing activities
                                                                                        26,986        (19,141)
                                                                                      --------       --------
Cash flows from financing activities:
       Net proceeds from issuance of common stock                                           46          1,497
       Repayments of long term obligations                                                (952)          (806)
       Restricted cash                                                                     762           (137)
                                                                                      --------       --------
                  Net cash provided by (used in) financing activities
                                                                                          (144)           554
                                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents                                     4,113         (1,715)
Cash and cash equivalents at beginning of the period                                     3,010         17,212
                                                                                      --------       --------
Cash and cash equivalents at end of the period                                        $  7,123       $ 15,497
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

     For purposes of presentation, the Company has indicated the first six months of fiscal 1999 and 1998 as ending on September 30, respectively; whereas, in fact, the Company's fiscal quarters ended on September 26, 1998 and September 27, 1997, respectively.

     The results of operations for the three and six months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                         September 30,             March 31,
                                             1998                    1998
                                           -------                  -------
Inventory:                                         (in thousands)
      Work in process                       $8,700                  $17,564
      Finished goods                         9,808                   14,811
                                           -------                  -------
                                           $18,508                  $32,375
                                           =======                  =======


Note 3. Inventory Charge and Valuation Allowance

During the second quarter of fiscal 1999, the Company continued to experience a significant deterioration in the average selling prices and a slowing in demand for certain of its products. As a result of these factors, in the second quarter of fiscal 1999 the Company recorded a pre-tax charge of approximately $2.9 million primarily to reflect a further decline in market value of the Company's inventory. During the first quarter of fiscal 1999, the Company continued to experience a significant deterioration in the average selling prices and a slowing in demand for certain of its products. As a result of these factors, in the first quarter of fiscal 1999 the Company recorded a pre-tax charge of approximately $17.0 million primarily to reflect a further decline in market value of the Company's inventory. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations. During the first quarter of fiscal 1999, the Company also recorded a valuation allowance of $8.4 million with respect to the Company's previously recorded deferred tax assets.

Note 4. Investments

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last of these payments, the Company owned approximately 201 million shares of USC, or approximately 15% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company additionally has the right to receive up to another 665 million NTD (approximately US$19.3 million at the exchange rate prevailing on September 26, 1998, which rate is subject to material change) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company anticipates that as a result of an upcoming issuance of shares to USC employees (which issuance has been approved by USC's board of directors), the Company's ownership position will be diluted to approximately 15.1%. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During the first six months of fiscal 1999, the Company recorded $7.2 million of equity in income of USC, as compared to $4.6 million recorded during the first six months of fiscal 1998. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. As a result of this distribution, the Company owns approximately 15.1% of the outstanding shares.

      In February 1995, the Company agreed to purchase shares of Chartered Semiconductor ("chartered") for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab2. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company does not own a material percentage of the equity of Chartered.

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

Note 5. Purchase Order Commitments

      At September 30, 1998, the Company had approximately $3.7 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.


Note 6. Letters of Credit

      As of September 30, 1998, $5.7 million of standby letters of credit were outstanding and expire on or before September 1, 1999, secured by restricted cash and short term investments.


Note 7. Net Income (Loss) Per Share

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

         The  computations  for basic and  diluted EPS are  presented  below (in thousands, except per share data):
                                                     Three months ended            Six months ended
                                                        September 30,                September 30,
                                                    1998           1997           1998           1997
                                                  --------       --------       --------       --------
Net income (loss)                                 ($ 5,869)      ($ 4,551)      ($20,548)      ($ 3,443)
Shares calculation:
Weighted average shares outstanding                 41,456         39,175         41,209         39,087

Effect of dilutive employee stock options             --             --             --             --
                                                  --------       --------       --------       --------

Average shares outstanding assuming dilution        41,456         39,175         41,209         39,087
                                                  ========       ========       ========       ========

Basic income (loss) per share                     ($  0.14)      ($  0.12)      ($  0.50)      ($  0.09)
                                                  ========       ========       ========       ========

Diluted income (loss) per share                   ($  0.14)      ($  0.12)      ($  0.50)      ($  0.09)
                                                  ========       ========       ========       ========

         The following are not included in the above calculation as they were considered anti-dilutive (in thousands, except option price data):

                                                          Three months ended
                                                            September 30,
                                                         1998           1997
                                                         ----           ----
Weighted employee stock options outstanding              2,345          4,662

Average exercise price                                   $5.74          $4.83

Note 8.  Gain On Sale of USC Shares

      In April 1998, the Company sold 35 million shares of USC (representing approximately 18% of the Company's interest in USC) to an affiliate of UMC for net proceeds of $31.7 million, plus the right to receive a contingent payment of up to 665 million NTD (approximately US$19.3 million at the exchange rate prevailing on September 26, 1998, which rate is subject to material change) upon the occurrence of certain potential future events. The net gain on the sale, after deducting the cost basis plus a share of the equity in income of those shares disposed of totaling $15.8 million, was $15.8 million. The net gain does not reflect any value that may be realized by the Company in connection with the contingent payment described above.

Note 9.  Legal Matters

     As previously reported, in February 1997, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States International Trade Commission ("ITC") (Investigation Nos. 731-TA-761-762) and United States Department of Commerce ("DOC") (Investigations No. A-583-827), alleging that static random access memories ("SRAMs") produced in South Korea and Taiwan are being sold in the United States at less than fair value, and that the United States industry producing SRAMs is materially injured or threatened with material injury by reason of imports of SRAMs manufactured in South Korea and Taiwan. In April 1998, the amended final order concerning the Petition was published. As a result of the Petition, the Company, in order to import into the United States, on or after approximately April 1998, SRAMs manufactured in Taiwan, must pay a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the cost of such SRAMs. (The Company has posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) In May 1998, the Company and others appealed the determination by the ITC that imports of SRAMs manufactured in Taiwan were causing material injury to the U.S. industry. If the appeal is successful, the antidumping order would be terminated and cash deposits made would be refunded. The Company cannot predict either the timing or the eventual results of the appeal. The Company may, in 1999, request a review of its sales of Taiwan-fabricated SRAMs from approximately October 1997 through March 1999 (the "Review Period"). If the Company makes such a request, the cash deposits made by the Company shall not be "assessed" or "liquidated" until the conclusion of the review, in early 2000. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits made by the Company, and the deposits that would have been made had the higher rate been in effect. (In either case, the Company also would be responsible to pay antidumping duties in the amount of the revised margin with respect to its imports, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) A material portion of the SRAMs designed and sold by the Company are manufactured in Taiwan, and the cash deposit requirement and possibility of assessment (liquidation) of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

     In July 1998, the Company learned that a default judgment might soon be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and Trit Tek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. The Company is vigorously defending itself. The Company has motioned the court to vacate the default judgment. A hearing on this motion is set for December 1998. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

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

     In October 1998, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States Department of Commerce ("DOC") and the United States International Trade Commission ("ITC"), alleging that Dynamic Random Access Memories ("DRAMs") produced in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMS manufactured in Taiwan. The Petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. The Company anticipates that the DOC and ITC will complete their investigations by mid-1999. The Company vigorously is seeking, and intends to continue vigorously to seek, to ensure that dumping duties are not imposed on imports of its DRAM products fabricated in Taiwan. There can be no assurance, however, that the government will not impose duties on the Company's imports of DRAM products into the United States, which duties could materially adversely affect the Company's ability to sell such products in the United States.

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


Results of Operations

     The  following  table  sets  forth,  for  the  periods  indicated,  certain operating data as a percentage of net revenue:
                                                    Three Months Ended           Six Months Ended
                                                       September 30,               September 30,
                                                   --------------------        --------------------
                                                     1998          1997          1998          1997
                                                   ------        ------        ------        ------
Net revenue                                        100.0%        100.0%        100.0%        100.0%
Cost of revenue                                    129.3         109.2         198.9          93.8
                                                   ------        ------        ------        ------
   Gross profit (loss)                             (29.3)         (9.2)        (98.9)          6.2
                                                   ------        ------        ------        ------
Operating expenses:
   Research and development                         33.5          12.3          37.5          11.7
   Selling, general and administrative              26.7          16.8          33.0          13.7
                                                   ------        ------        ------        ------
Total operating expenses                            60.2          29.1          70.5          25.4
                                                   ------        ------        ------        ------
Income (loss) from operations                      (89.5)        (38.3)       (169.4)        (19.2)
Other income, net                                   (1.7)          0.1          75.4           0.4
                                                   ------        ------        ------        ------
Income (loss) before income taxes and
     equity in income of United Semiconductor
     Corporation ("USC")                           (91.2)        (38.2)        (94.0)        (18.8)
Provision (benefit) for income taxes                 --          (13.3)         40.7          (6.6)
                                                   ------        ------        ------        ------
Income (loss) before equity in income of USC       (91.2)%       (24.9)%       134.7%        (12.2)%
                                                   ======        ======        ======        ======

Net revenues

      During the first two quarters of fiscal 1999 and the first two quarters of fiscal 1998, the Company's net revenues were principally derived from the sale of dynamic access memory ("DRAM") and static access memory ("SRAM") products. Net revenue for the second quarter of fiscal 1999 was $10.5 million, or 64% lower than the $29.0 million of revenues for the second quarter of fiscal 1998. Net revenue for the first six months of fiscal 1999 was $20.6 million, or 69% lower than the $65.3 million of net revenue for the first six months of fiscal 1998. During the first six months of fiscal 1999, one customer accounted for 12% of net revenue. During the first six months of fiscal 1998, one customer accounted for more than 14% of net revenue. The decrease in net revenue for the three and six months ended September 30, 1998, as compared with the three and six months ended September 1997 was primarily due to the decreased sales of DRAM products and decreases in the average selling prices for certain of the Company's SRAM and DRAM products.

     Revenues from the Company's SRAM products contributed approximately 58% of the Company's net revenues for the second quarter of fiscal 1999 and approximately 30% of the Company's net revenues for the first six months of fiscal 1999. To attempt to increase demand and the average selling price for the Company's SRAM products, the Company has added to its SRAM product offerings, including the announcement of its Intelliwatt(TM) line of SRAM products. The Company is unable to predict when or if such price and demand declines will stabilize or if the introduction of new product offerings will offset future price and demand declines. A continued decline in average selling prices or unit demand could have a material adverse effect on the Company's operating results.

     Revenues from the Company's DRAM products contributed approximately 41% of the Company's net revenues for the second quarter of fiscal 1999 compared to approximately 48% of the Company's net revenues for the second quarter of fiscal 1998. The DRAM market is characterized by volatile supply and demand conditions, fluctuating pricing and rapid technology changes to higher density products. During the first six months of fiscal 1999, average selling prices for the Company's DRAM products declined compared to same period of the prior year. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results.

     Sales of the Company's MMUI product line did not contribute to the Company's net revenues for the second quarter of fiscal 1999 compared to approximately 6% of the Company's net revenues for the second quarter of fiscal 1998. The graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features. In July 1998, the Company determined that it should exit the mainstream graphics accelerator business, and announced a workforce reduction of approximately 45 full-time positions, including substantially all of the Company's graphics personnel. The Company does not believe that its MMUI products will contribute material net revenues in future quarters.

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


Gross Profit (Loss)

      The Company experienced a gross loss of $3.1 million for the second quarter of fiscal 1999, or (30)% of net revenues compared to a gross loss of $2.7 million, or (9)% of net revenues for the same period of fiscal 1998. Gross loss was $20.4 million for the first six months of fiscal 1999, or (99)% of net revenue compared to gross profit of $4.0 million, or 6% of net revenue for the same period of fiscal 1998. The decrease in gross margin in the second quarter of fiscal 1999 primarily resulted from the pre-tax inventory related charges of approximately $2.9 million recorded to reflect recent declines in the market value for certain of the Company's products. The decrease in gross margin for the first six months of fiscal 1999 primarily resulted from the $20.0 million pre-tax inventory charge taken in the first and second quarters, together with the decline in average selling prices for the Company's DRAM and SRAM products due to competitive conditions. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could result in material adverse impacts on the Company's gross margins.

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


Research and Development

     Research and development expenses were $3.5 million, or 33% of net revenue in the second quarter of fiscal 1999 compared to $3.6 million, or 12% of net revenue in the same period of the prior fiscal year. Research and development expenses were $7.7 million, or 37% of net revenue in the first six months of fiscal 1999 compared to $7.7 million, or 12% of net revenue in the same period of the prior fiscal year. The increase in research and development expenses for the first six months of fiscal 1998 was due to increased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction, increased legal expenses related to legal reserves for certain patent-related items and increases in personnel related costs. Research and development expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue in future periods.


Selling, General and Administrative

     Selling, general and administrative expenses were $2.8 million, or 27% of net revenue in the second quarter of fiscal 1999 compared to $4.9 million, or 17% of net revenue in the same period of the prior fiscal year. Selling, general and administrative expenses were $6.8 million, or 33% of net revenue in the first six months of fiscal 1999 compared to $8.9 million, or 14% of net revenue in the same period of the prior fiscal year. The decrease in selling, general and administrative expenses was primarily the result of decreased sales commissions due to decreased revenue, offset in part by higher legal expenses in connection with certain legal proceedings, bad debt reserves and higher personnel-related costs. Selling, general and administrative expenses are expected to increase in absolute dollars and may also increase as a percentage of net revenue in future periods.


Other Income, Net

     Net other income was ($0.2) million for the second quarter of fiscal 1999 compared to $0.1 million for the same period of fiscal 1998. Net other income was $15.6 million for the first six months of fiscal 1999 compared to $0.2 million for the same period of fiscal 1998. Net other income for the first three and six months of fiscal 1998 primarily represents the net gain of $15.8 million on the sale of shares of USC and interest dividend income from investments, partially offset by a loss recorded in connection with another of the Company's investments.

Equity in Income of USC

     As discussed in the section below entitled "Liquidity and Capital Resources," the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the Company's share of income earned by USC for the previous quarter. In the second quarter of fiscal 1999, the Company reported equity in income of USC in the amount of $3.6 million, as compared to $2.7 million reported in the second quarter of fiscal 1998. Equity in income of USC in the first six months of fiscal 1999 were $7.2 million, as compared to $4.6 million in the same period of the prior fiscal year.


Factors That May Affect Future Results

      The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including: general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance or lack thereof of new or enhanced versions of the Company's products; seasonal customer demand;
access to wafer fabrication, wafer sort, assembly and test services; and the timing of significant orders. Operating results could also be adversely affected by such factors as economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the markets for personal computers, networking, telecommunications or instrumentation products, or order cancellations or rescheduling.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products. The Company is unable to predict when or if such decline in prices will stabilize. Average selling prices for DRAM products, in particular, continued to weaken significantly through the second quarter of fiscal 1999. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit in an amount sufficient to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or reduce its cost per unit to offset declines in average selling prices. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

      The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during the first and second quarters of fiscal 1999, when the Company recorded pre-tax charges of approximately $20 million, primarily to reflect a decline in market value of certain inventory.

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

The Company uses a number of computer software programs and operating systems and intelligent hardware devices in its internal operations, including information technology (IT) and non-IT systems used in the design, manufacture and marketing of Company products. These items are considered to be Year 2000 "objects" and to the extent that these objects are unable to correctly recognize and process date dependent information beyond the year 1999, some level of modification or replacement is necessary. Most computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When a computation referencing the year 2000 is performed, these systems may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. Computations referencing the year 2000 might be invoked at any time, but are likely to begin occurring in the year 1999.

     The Company is currently conducting a company-wide year 2000 readiness assessment and is in the process of implementing new information systems which the Company believes will be year 2000 compliant. Aside from the expenses associated with implementing the new information systems, the Company does not anticipate that it will incur material expenditures for the resolution of any year 2000 issues relating to its IT or non-IT systems. The Company expects that the implementation of its new systems will be completed by March 1999. However, there can be no assurance that there will not be a delay in the implementation of such systems.

     The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. Their failure to address year 2000 issues could have an impact on the Company's operations and financial results. However, the extent of this impact, if any, is not known at this time. The Company does not yet have a contingency plan to address the year 2000 problem, but it is in the process of assessing various scenarios and is in the process of developing a contingency plan. The Company plans to have developed a contingency plan by March 1999.

     Year 2000 compliance issues could have a significant impact on the Company's operations and its financial results if the new information systems are not implemented in a timely manner; unforeseen needs or problems arise; or, if the systems operated by the Company's customers, vendors or subcontractors are not year 2000 compliant. The dates on which the Company believes its year 2000 readiness will be completed are based on the Company's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of year 2000 compliant solutions. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

Liquidity and Capital Resources

     The Company's operating activities utilized cash of $22.7 million in first six months of fiscal 1999 and provided cash of $16.9 million in the first six months of fiscal 1998. Cash utilized in operating activities in the first six months of fiscal 1999 was the result of a loss from operations and changes in working capital accounts during the quarter. Cash provided in operations in the first six months of fiscal 1998 was primarily a result of net income generated during the period combined with a net increase in certain working capital components.

     Net cash provided by investing activities was $27.0 million for the first six months of fiscal 1999 and net cash used in investing activities was $19.1 million for the same period of fiscal 1998. Net cash provided by investing activities in the first quarter of fiscal 1999 reflects the proceeds from the sale of USC shares of $31.7 million, partially offset by equipment purchases of $1.0 million and $3.1 million investment in United Silicon, Inc.

     The Company's financing activities used cash of $0.1 million in the first six months of fiscal 1999 and provided cash of $0.6 million in the first quarter of fiscal 1998. Net cash provided by financing activities in the first six months of fiscal 1999 reflects net proceeds of $0.1 million from the sales of common stock in connection with the exercise of stock options, partially offset by repayment of long term obligations of $1.0 million. Net cash provided in financing activities in the first six months of fiscal 1998 reflects net proceeds of $1.5 million offset by the repayment of long-term obligations of $0.8 million from the sales of common stock in connection with the exercise of stock options.

     At September 30, 1998, the Company had $7.1 million in cash, an increase of $4.1 million from March 31, 1998, and working capital of $26.8 million, a decrease of $13.9 million from June 30, 1998. The Company believes that these sources of liquidity, and financing opportunities the Company believes will be available to it, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

      In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is in full production utilizing advanced sub-micron semiconductor manufacturing processes. The Company's initial contribution of approximately $70 million was paid in three installments between September 1995 and July 1997, representing an initial equity ownership of approximately 19.0%. In April 1998, the Company sold 3.5% of the outstanding shares of USC to an affiliate of UMC, for gross proceeds of approximately $32 million and the right to receive contingent payment of up to approximately 665 million New Taiwan Dollars (approximately US$19.3 million at the exchange rate prevailing on September 26, 1998, which rate is subject to material change) upon the occurrence of certain potential future events. As a result of that sale, the Company currently owns approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. The Company anticipates that as a result of an upcoming issuance of shares to USC employees (which issuance has been approved by USC's board of directors), the Company's ownership position will be diluted to approximately 15.1%. A portion of UMC's equity contribution was paid through the grant by UMC to USC of royalty-free licenses to certain UMC sub-micron process technologies. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. Throughout fiscal 1998, the Company reported income of approximately $15.5 million related to its share of USC's income. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, or if there is not sufficient demand of USC's wafers, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's consolidated results of operations. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. As a result of this distribution, the Company owns approximately 15.1% of the outstanding shares.


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

     In July 1998, the Company learned that a default judgment might soon be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and Trit Tek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. The Company is vigorously defending itself. The Company has motioned the court to vacate the default judgment. A hearing on this motion is set for December 1998. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

requirement and possibility of assessment (liquidation) of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On September 3, 1998, at the annual meeting of the stockholders of the Company, the stockholders voted to: (1) elect as directors, until the 1999 annual meeting of the stockholders or until their respective successors are elected and qualified, N. Damodar Reddy (37,068,556 votes in favor and 304,613 votes withheld), C.N. Reddy (37,069,656 votes in favor and 303,513 votes withheld), Sanford L. Kane (37,070,106 votes in favor and 303,063 votes withheld) and Jon B. Minnis (37,070,106 votes in favor and 303,063 votes withheld); and (2) ratify and approve the appointment of PriceWaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year (37,217,098 votes in favor, 82,422 votes against and 73,649 votes abstained).

Item 5. Other Information.

     In October 1998, Micron Technology, Inc. filed an anti-dumping petition (the "Petition") with the United States Department of Commerce ("DOC") and the United States International Trade Commission ("ITC"), alleging that Dynamic Random Access Memories ("DRAMs") produced in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMS manufactured in Taiwan. The Petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. The Company anticipates that the DOC and ITC will complete their investigations by mid-1999. The Company vigorously is seeking, and intends to continue vigorously to seek, to ensure that dumping duties are not imposed on imports of its DRAM products fabricated in Taiwan. There can be no assurance, however, that the government will not impose duties on the Company's imports of DRAM products into the United States, which duties could materially adversely affect the Company's ability to sell such products in the United States.

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

     3.03     Company's Certificate of Elimination of Series A Preferred Stock       (A)

     3.04     Company's Certificate of Amendment of Certificate of                   (B)
              Incorporation

     4.01     Specimen of Common Stock Certificate of Company                        (A)

    27.01     Financial  Data  Schedule  (filed  only  with  the  electronic
              submission  of  Form  10-Q  in   accordance   with  the  EDGAR
              requirements)                                                          (C)

-----------------------
(A)    The  document  referred to is hereby  incorporated  by  reference  from the  Company's
       Registration  Statement on Form SB-2 (File No. 33-69956-LA)  declared effective by the
       Commission on November 30, 1993.

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


                                    Alliance Semiconductor Corporation
                                               (Registrant)



Date: November 10, 1998             /s/ N. D. Reddy
                                    ----------------------------
                                    N. Damodar Reddy
                                    President and Principal Executive Officer




Date: November 10, 1998             /s/ N. D. Reddy
                                    ----------------------------
                                    N. Damodar Reddy
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)