Form 10-Q
period 1999-01-02
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 1999-02-12
CIK 913293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 2, 1999

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

         The number of shares outstanding of the registrant's Common Stock on February 10, 1999 was 41,528,518 shares.





                        Page 1 of 26, including exhibits


                                          ALLIANCE SEMICONDUCTOR CORPORATION

                                                      FORM 10-Q

                                                        INDEX

                                                                                                   PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

         Consolidated Balance Sheets
                  December 31, 1998 and March 31, 1998                                               3

         Consolidated Statements of Operations
                  Three months and nine months ended December 31, 1998 and 1997                      4

         Consolidated Statements of Cash Flows
                  Nine months ended December 31, 1998 and 1997                                       5

         Notes to Consolidated Financial Statements                                                  6

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                            12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                                          23

Item 5. Other Information.                                                                          24

Item 6. Exhibits and Reports on Form 8-K.                                                           25

SIGNATURES                                                                                          26


Part I. FINANCIAL INFORMATION
Item I. Consolidated Financial Statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                         December 31,  March 31,
                                                            1998          1998
                                                          ---------    ---------
                                     ASSETS

Current assets:

     Cash and cash equivalents
          (excluding restricted cash)                     $   5,452    $   3,010

     Restricted cash and short term investments               5,525        6,512

     Accounts receivable, net                                 6,711       15,716

     Inventory                                               13,715       32,375

     Deferred taxes                                            --          8,397

     Income tax receivable                                      103       17,147

     Other current assets                                     3,280        1,670
                                                          ---------    ---------

          Total current assets                               34,786       84,827

Property and equipment, net                                  10,366       11,123

Investment in Chartered Semiconductor                        51,596       51,596

Investment in United Semiconductor Corporation ("USC")       79,397       85,935

Investment in United Silicon, Inc.                           16,799       13,701

Other assets                                                  1,368        1,083
                                                          ---------    ---------

              Total assets                                $ 194,312    $ 248,265
                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                     $   5,987    $  35,714

     Accrued liabilities                                      5,610        7,771

     Current portion of long term obligations                 1,070        1,463
                                                          ---------    ---------

                     Total current liabilities               12,667       44,948

Long term obligations                                           462        1,276
                                                          ---------    ---------

                     Total liabilities                       13,129       46,224

                                                          ---------    ---------

Stockholders' equity

     Common stock                                               415          404

     Additional paid-in capital                             184,831      183,099

     Retained earnings                                       (4,063)      18,538
                                                          ---------    ---------

                     Total stockholders' equity             181,183      202,041
                                                          ---------    ---------

                                                          $ 194,312    $ 248,265
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


                                                 ALLIANCE SEMICONDUCTOR CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                       Three Months Ended                    Nine Months Ended
                                                                           December 31                           December 31
                                                                     --------------------------          ---------------------------
                                                                       1998              1997              1998               1997
                                                                     --------          --------          --------          --------
Net revenue                                                          $ 13,282          $ 24,768          $ 33,904          $ 90,105

Cost of revenue                                                        10,864            26,336            51,899            87,644

                                                                     --------          --------          --------          --------

     Gross profit (loss)                                                2,418            (1,568)          (17,995)            2,461
                                                                     --------          --------          --------          --------

Operating expenses:

     Research and development                                           3,285             3,276            11,012            10,941

     Selling, general and administrative                                2,863             4,875             9,671            13,815
                                                                     --------          --------          --------          --------

                    Total operating expenses                            6,148             8,151            20,683            24,756
                                                                     --------          --------          --------          --------

Loss from operations                                                   (3,730)           (9,719)          (38,678)          (22,295)

Other income, net                                                        (387)              171            15,173               414
                                                                     --------          --------          --------          --------

Loss before income taxes
     and equity in income of USC                                       (4,117)           (9,548)          (23,505)          (21,881)

Provision (benefit) for income taxes                                     --              (3,342)            8,397            (7,658)
                                                                     --------          --------          --------          --------

Loss before equity in income of USC                                    (4,117)           (6,206)          (31,902)          (14,223)

Equity in income of USC                                                 2,064             3,833             9,301             8,407
                                                                     --------          --------          --------          --------

Net Loss                                                             ($ 2,053)         ($ 2,373)         ($22,601)         ($ 5,816)
                                                                     ========          ========          ========          ========

Basic and diluted net loss per share                                 ($  0.05)         ($  0.06)         ($  0.55)         ($  0.15)
                                                                     ========          ========          ========          ========

Basic and diluted weighted average number
  of common shares                                                     41,512            39,439            41,315            39,204
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



                                            ALLIANCE SEMICONDUCTOR CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                       (unaudited)

                                                                                  Nine Months Ended
                                                                                      December 31,
                                                                              ---------------------------

                                                                                1998              1997
                                                                              --------          --------

Cash flows from operating activities:

      Net loss                                                                ($22,601)         ($ 5,816)

      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Depreciation and amortization                                              2,823             2,595

      Equity in income of USC                                                   (9,301)           (8,407)

      Gain on sale of USC shares                                               (15,823)             --

      Changes in assets and liabilities:

            Accounts receivable                                                  9,005             4,189
            Inventory                                                           18,660            (1,187)
            Other assets                                                          (198)           (2,531)
            Accounts payable                                                   (29,727)            8,547
            Accrued liabilities                                                 (2,161)            3,200
            Deferred income taxes and tax receivable                            25,441            10,010
                                                                              --------          --------

                Net cash provided by (used in) operating activities
                                                                               (23,882)           10,600
                                                                              --------          --------

Cash provided by (used in) investing activities:

      Acquisition of equipment                                                  (2,066)           (2,687)

      Proceeds from sale of (investment in) USC shares                          31,662           (17,631)

      Investment in United Silicon, Inc.                                        (3,098)             --
                                                                              --------          --------

                 Net cash provided by (used in) investing activities
                                                                                26,498           (20,318)
                                                                              --------          --------

Cash flows from financing activities:

      Net proceeds from issuance of common stock                                    46             1,923

      Repayments of long term obligations                                       (1,207)             (645)

      Restricted cash                                                              987              (734)
                                                                              --------          --------

                 Net cash provided by (used in) financing activities
                                                                                  (174)              544
                                                                              --------          --------

Net increase (decrease) in cash and cash equivalents                             2,442            (9,174)

Cash and cash equivalents at beginning of the period                             3,010            17,368
                                                                              --------          --------

Cash and cash equivalents at end of the period                                $  5,452          $  8,194
                                                                              ========          ========


                         See accompanying notes to consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 1998 and 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 1998.

     For purposes of presentation, the Company has indicated the first nine months of fiscal 1999 and 1998 as ending on December 31, respectively; whereas, in fact, the Company's fiscal quarters ended on January 2, 1999 and December 27, 1997, respectively. The financial results for the third quarter of fiscal 1999 were reported on a 14-week quarter compared to a 13-week quarter for the third quarter of fiscal 1998.

     The results of operations for the three and nine months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999, and the Company makes no representations related thereto.


Note 2. Balance Sheet Components
                                                   December 31,        March 31,
                                                       1998               1998
                                                     -------             -------
Inventory:                                                 (in thousands)
   Work in process                                   $ 6,510             $17,564
   Finished goods                                      7,205              14,811
                                                     -------             -------
                                                     $13,715             $32,375
                                                     =======             =======


Note 3. Inventory Charges and Valuation Allowance

     During the third quarter of fiscal 1999, the Company continued to experience a deterioration in the average selling prices for certain products and a slowing in demand for certain products, compared to the third quarter of fiscal 1998. As a result of these factors, in the third quarter of fiscal 1999, the Company recorded a pre-tax charge of approximately $0.6 million primarily to reflect a further decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. This compares to a pre-tax inventory valuation charge of $6 million for the same period of fiscal 1998. During the first and second quarters of fiscal 1999, the Company continued to experience a deterioration in the average selling prices for certain products and a slowing in demand for certain products. As a result of these factors, in the first and second quarters of fiscal 1999 respectively, the Company recorded pre-tax charges of approximately $17.0 million and $2.9 million primarily to reflect further declines in market value of the Company's inventory and to provide additional reserves for obsolete and excess inventory. Such charges were $6 million for the second quarter of fiscal 1998(no such charges for the first quarter of fiscal 1998). The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations.

     During the first quarter of fiscal 1999, the Company also recorded a valuation allowance of $8.4 million with respect to the Company's previously recorded deferred tax asset. The Company also did not recognize a deferred tax asset (which would have been $2.8 million) with respect to the first fiscal quarter's loss.


Note 4. Investments

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last of these payments, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company additionally has the right to receive up to another 665 million NTD (approximately US$20.4 million at the exchange rate prevailing on January 2, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. As a result of this distribution, the Company owns approximately 15.1% of the outstanding shares. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During the first nine months of fiscal 1999, the Company recorded $9.3 million of equity in income of USC, as compared to $8.4 million recorded during the first nine months of fiscal 1998.

     In February 1995, the Company agreed to purchase shares of Chartered Semiconductor ("Chartered") for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab2. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company owns approximately 2.1% of the equity of Chartered.

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


Note 5.  Gain On Sale of USC Shares

     In April 1998, the Company sold 35 million shares of USC (representing approximately 18% of the Company's interest in USC) to an affiliate of UMC for net proceeds of $31.7 million, plus the right to receive a contingent payment of up to 665 million NTD (approximately US$20.4 million at the exchange rate prevailing on January 2, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. The net gain on the sale, after deducting the cost basis plus a share of the equity in income of those shares disposed, was $15.8 million.


Note 6. Purchase Order Commitments

     At December 31, 1998, the Company had approximately $4.3 million of noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.


Note 7. Letters of Credit

As of December 31, 1998, $5.5 million of standby letters of credit were outstanding and expire on or before December 1, 1999, secured by restricted cash and short term investments.


Note 8. Net Loss Per Share

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

     The computations for basic and diluted EPS are presented below (in thousands, except per share data):

                                                                         Three months ended                   Nine Months Ended
                                                                             December 31,                       December 31,
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
Net loss                                                             ($ 2,053)         ($ 2,373)         ($22,601)         ($ 5,816)
Shares calculation:
Weighted average shares outstanding                                    41,512            39,439            41,315            39,204

Effect of dilutive employee stock options                                --                --                --                --

Average shares outstanding assuming dilution                           41,512            39,439            41,315            39,204
                                                                     ========          ========          ========          ========

Basic loss per share                                                 ($  0.05)         ($  0.06)         ($  0.55)         ($  0.15)
                                                                     ========          ========          ========          ========

Diluted loss per share                                               ($  0.05)         ($  0.06)         ($  0.55)         ($  0.15)
                                                                     ========          ========          ========          ========

     The following are not included in the above calculation as they were considered anti-dilutive (in thousands, except option price data):

                                                 Three months ended December 31,
                                                      1998          1997
                                                      ----          ----
Weighted employee stock options outstanding           2,336         3,121

Average exercise price                               $ 5.53        $ 4.34


Note 9.  Legal Matters

     As previously reported, in March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. In July 1998, plaintiff filed a notice of appeal of the dismissal. In November 1998, the parties agreed to stay the filing of an appeal brief pending the decision of the Appellate Court in a case which might have bearing on this case. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     In July 1998, a complaint naming the Company and twenty-five other semiconductor companies was filed in the United States District Court for the District of Arizona (captioned Lemelson Medical, Education & Research Foundation, Ltd. Partnership v. Intel Corp. et al., Civ. 98-1413 PHX PGR), alleging that each defendant manufactures or has manufactured on its behalf integrated circuits using manufacturing processes that violate sixteen patents owned by plaintiff. In January 1999, the Company reached a settlement and the case against the Company has been dismissed.

     In July 1998, the Company learned that a default judgment might soon be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and Trit Tek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. The plaintiffs may renew the writ and/or may appeal this judgment.

     As previously reported, in February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The
Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others appealed the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. The Company cannot predict either the timing or the eventual results of the appeal. The Company may, in 1999, request a review of its sales of Taiwan-fabricated SRAMs from approximately October 1997 through March 1999 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on imports from October 1997 through March 1999 will remain undetermined until the conclusion of the review in early 2000. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. (In either case, the Company also would be responsible to pay antidumping duties in the amount of the revised margin with respect to its imports, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

        In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan.

       The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in November 1998. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the deadlines established by the DOC. The DOC is currently scheduled to complete its investigation by mid-1999. The Company vigorously is seeking, and intends to continue vigorously to seek, to ensure that dumping duties are not imposed on imports of its DRAM products fabricated in Taiwan. There can be no assurance, however, that antidumping duties will not be imposed on the Company's imports of Taiwan-fabricated DRAM products into the United States, which duties could materially adversely affect the Company's ability to sell such products in the United States.

Note 10.  Maverick Networks Investment

     On January 25, 1999, the Company agreed to approve a proposed merger between Maverick Networks ("Maverick"), a startup company funded by the Company, Broadcom Corporation ("Broadcom") and a wholly-owned subsidiary of Broadcom. At the signing of the merger agreement, the Company owned approximately 28.4% of the total outstanding shares of Maverick. In February 1998, the Company entered into investment and technology license agreements with Maverick intended to assist Maverick in developing integrated semiconductors for multi-layer network switches.

     Broadcom is expected to issue 864,200 shares of its Class B Common Stock in exchange for all shares of Maverick's Preferred and Common Stock, including shares issuable upon exercise of employee stock options and other rights. The agreement has been approved by the Board of Directors of both companies and, according to Broadcom, is expected to close in approximately ninety (90) days. The transaction is subject to the approval of Maverick's shareholders and satisfaction of regulatory requirements and other closing conditions, and there can be no assurance that the Company will receive any shares of Broadcom stock in connection with its investment in Maverick. On January 25, 1999, the Company filed a Form 8-K regarding this matter.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                                              Three Months Ended              Nine Months Ended
                                                                                 December 31,                    December 31,
                                                                           1998             1997             1998             1997
                                                                          -----            -----            -----            -----

Net revenue                                                               100.0%           100.0%           100.0%           100.0%
Cost of revenue                                                            81.8            106.3            153.1             97.3
                                                                          -----            -----            -----            -----
   Gross profit (loss)                                                     18.2             (6.3)           (53.1)             2.7
                                                                          -----            -----            -----            -----
Operating expenses:
   Research and development                                                24.7             13.2             32.5             12.2
   Selling, general and administrative                                     21.6             19.7             28.5             15.3
                                                                          -----            -----            -----            -----
Total operating expenses                                                   46.3             32.9             61.0             27.5
                                                                          -----            -----            -----            -----
Loss from operations                                                      (28.1)           (39.2)          (114.1)           (24.8)
Other income, net                                                          (2.9)             0.7             44.8              0.5
                                                                          -----            -----            -----            -----
Loss before income taxes and
     equity in income of United Semiconductor
     Corporation ("USC")                                                  (31.0)           (38.5)           (69.3)           (24.3)
Provision (benefit) for income taxes                                        --             (13.5)            24.8             (8.5)
                                                                          -----            -----            -----            -----
Loss before equity in income of USC                                       (31.0)           (25.0)           (94.1)           (15.8)
Equity in income of USC                                                    15.5             15.5             27.4              9.3
                                                                          -----            -----            -----            -----
Net loss                                                                  (15.5)%           (9.5)%          (66.7)%           (6.5)%
                                                                          =====            =====            =====            =====


Net Revenues

Third quarter of fiscal 1999(December 1998 quarter) compared to third quarter of fiscal 1998 (December 1997 quarter)

     Net revenues decreased by 46% to $13.3 million in the December 1998 quarter from $24.8 million in the December 1997 quarter. The decrease in revenues was mainly due to the decline in unit shipments of dynamic random access memory ("DRAM") and graphics products combined with a decline in the average selling prices of the Company's products. The Company experienced revenue decline of 66% in DRAM and 96% in graphics product lines for the December 1998 quarter compared to the December 1997 quarter. In July 1998, the Company decided to exit from the mainstream graphics accelerator business. The revenues for the December 1998 quarter include a $1.5 million adjustment related to the reversal of accruals established in prior periods to cover potential sales returns which are no longer required. One customer accounted for 44% of revenues for the December 1998 quarter. One customer accounted for 22% of revenues for the December 1997 quarter.

      The net revenues of $13.3 million for the third quarter of fiscal 1999 increased by 27% from the second quarter of fiscal 1999(September 1998 quarter). The increase was due to some improvement in the unit shipments and higher average selling prices for static random access memory ("SRAM") and DRAM and reversal of $1.5 million of reserves. Excluding the reversal of the adjustment the net revenue increase would have been 12%.

     Revenues from the Company's SRAM products contributed approximately 66% of the Company's net revenues for the December 1998 quarter and approximately 33% of the Company's net revenues for the December 1997 quarter. The net revenues increased by 7% to $8.8 million for the December 1998 quarter from $8.2 million for the December 1997 quarter. The net increase was due to an improvement in the average selling prices of some of the SRAM products partially offset by the drop in the unit shipments of SRAM products.

     Revenues from the Company's DRAM products contributed approximately 33% of the Company's net revenues for the December 1998 quarter and approximately 52% of the Company's net revenues for the December 1997 quarter. The net revenues decreased by 66% to $4.4 million for the December 1998 quarter from $13 million for the December 1997 quarter. The net decrease was due to a combination of lower average selling prices of some of the DRAM products and the drop in the unit shipments of DRAM products.

     Revenues from the Company's graphics products contributed approximately 1% of the Company's net revenues for the December 1998 quarter and approximately 14% of the Company's net revenues for the December 1997 quarter. The net decrease was due to a combination of significantly lower average selling prices of the graphics products and a drop in the unit shipments of graphics products. As mentioned above, in July, 1998, the Company decided to exit from the mainstream graphics accelerator business.


Nine months of fiscal 1999(April to December 1998) compared to nine months of fiscal 1998 (April to December 1997)

     Net revenues decreased by 62% to $33.9 million for the nine months of fiscal 1999 from $90.1 million in the nine months of fiscal 1998. The decrease in revenues was mainly due to the decline in unit shipments of SRAM, DRAM and graphics products combined with a decline in the average selling prices of the Company's products. The Company experienced revenue decline of 20% in SRAM, 77% in DRAM and 94% in graphics product lines for the nine months of fiscal 1999 compared to the nine months of fiscal 1998.

     Revenues from the Company's SRAM products contributed approximately 59% of the Company's net revenues for the nine months of fiscal 1999 and approximately 28% of the Company's net revenues for the nine months of fiscal 1998. The net revenues decreased by 20% to $20 million for the nine months of fiscal 1999 from $25.1 million for the nine months of fiscal 1998. The net decrease was due to a combination of lower average selling prices of some of the SRAM products and the drop in the unit shipments of SRAM products.

     To attempt to increase demand and average selling prices for the Company's SRAM products, the Company has added to its SRAM product offerings, including the announcement of its Intelliwatt line of SRAM products. The Company is unable to predict when or if such price and demand fluctuations will stabilize or if the introduction of new product offerings will offset future price and demand declines. Any future decline in average selling prices or unit demand could have a material adverse effect on the Company's operating results.

     Revenues from the Company's DRAM products contributed approximately 40% of the Company's net revenues for the nine months of fiscal 1999 and approximately 65% of the Company's net revenues for the nine months of fiscal 1998. The net revenues decreased by 77% to $13.5 million for the nine months of fiscal 1999 from $58.3 million for the nine months of fiscal 1998. The net decrease was due to a combination of lower average selling prices of some of the DRAM products and the drop in the unit shipments of DRAM products.

     The DRAM market is characterized by volatile supply and demand conditions, fluctuating pricing and rapid technology changes to higher density products. During the first nine months of fiscal 1999, average selling prices for the Company's DRAM products declined compared to same period of the prior year. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results.

     Revenues from the Company's graphics products contributed approximately 1% of the Company's net revenues for the nine months of fiscal 1999 and approximately 7% of the Company's net revenues for the nine months of fiscal 1998. The net decrease was due to a combination of lower average selling prices of some of the graphics products and the drop in the unit shipments of graphics products.

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

Gross Profit (Loss)

     The Company experienced a gross profit of $2.4 million for the third quarter of fiscal 1999, or 18% of net revenues compared to a gross loss of $1.6 million, or (6%) of net revenues for the same period of fiscal 1998. The third quarter of fiscal 1999 included pre-tax inventory charge of $0.6 million compared to $6 million for the same period of fiscal 1998. The reversal of the $1.5 million reserve for estimated sales returns had a favorable impact on gross margin. In the absence of the reversal, the gross margin would have been 7% of net revenues. In the third quarter of fiscal 1999, the Company reported a positive gross profit for the first time since the first quarter of fiscal 1998.

     Gross loss was $18 million for the nine months of fiscal 1999, or (53%) of net revenues compared to gross profit of $2.5 million for the nine months of fiscal 1998. The decrease in gross profit for the nine months of fiscal 1999 primarily resulted from the $20.3 million pre-tax inventory charge taken in the first, second and third quarters together with the decline in the unit shipments and the average selling prices for the Company's DRAM, SRAM and graphics products due to competitive market conditions. Although a majority of the product unit costs were lower for the nine months of fiscal 1999 compared to the nine months of fiscal 1998, such reductions did not offset the decline in the average selling prices of the Company's products. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices could result in material adverse impacts on the Company's gross margins.

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


Research and Development

     Research and development expenses were $3.3 million, or 25% of net revenue in the third quarter of fiscal 1999 compared to $3.3 million, or 13% of net revenue in the same period of the prior fiscal year. Research and development expenses were $11.0 million, or 33% of net revenue in the first nine months of fiscal 1999 compared to $10.9 million, or 12% of net revenue in the same period of the prior fiscal year. One percent increase in research and development expenses for the first nine months of fiscal 1999 was due to increased expenditures for materials utilized in the Company's development activities which are dependent on the timing of new product development and introduction, increased patent related legal expenses and increases in personnel related costs. This was partially offset by the reduction of the personnel and development activities of the graphics products. In July 1998, the Company announced its plan to exit from the graphics accelerator business. Research and development expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.


Selling, General and Administrative

     Selling, general and administrative expenses were $2.9 million, or 22% of net revenue in the third quarter of fiscal 1999 compared to $4.9 million, or 20% of net revenue in the same period of the prior fiscal year. Selling, general and administrative expenses were $9.7 million, or 29% of net revenue in the first nine months of fiscal 1999 compared to $13.8 million, or 15% of net revenue in the same period of the prior fiscal year. The decrease in selling, general and administrative expenses was primarily the result of decreased sales commissions due to decreased revenue, offset in part by higher personnel-related costs. Selling, general and administrative expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

Other Income, Net

     Net other income was ($0.4) million for the third quarter of fiscal 1999 compared to $0.2 million for the same period of fiscal 1998. Net other income was $15.2 million for the first nine months of fiscal 1999 compared to $0.4 million for the same period of fiscal 1998. Net other income for the first nine months of fiscal 1999 primarily represents the net gain of $15.8 million on the sale of shares of USC (as discussed in Note 5) and interest income from short-term investments, partially offset by an adjustment in carrying value of the Company's investments.


Equity in Income of USC

     As discussed in the section below entitled "Liquidity and Capital Resources," the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the Company's share of income earned by USC for the previous quarter. In the third quarter of fiscal 1999, the Company reported its share in the income of USC in the amount of $2.1 million, as compared to $3.8 million reported in the same quarter of fiscal 1998. The 44% decrease in income is primarily due to a drop in the ownership percentage from 18% to 15%, unfavorable foreign exchange rates used in translation, and a higher effective tax rate in 1999.

     Equity income from USC for the first nine months of fiscal 1999 was $9.3 million, or 11% higher as compared to $8.4 million reported for the same period last year. The increase was due primarily to increased operating profit, due to higher sales and higher gross margins, as well as higher net realized and unrealized foreign currency transaction gains related to U.S. dollar denominated accounts receivable and Japanese yen denominated liabilities.


Factors That May Affect Future Results

     The Company's quarterly and annual operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including: general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance or lack thereof of new or enhanced versions of the Company's products; seasonal customer demand;
access to wafer fabrication, wafer sort, assembly and test services; and the timing of significant orders. Operating results could also be adversely affected by such factors as economic conditions generally or in various geographic areas (such as Asian and Latin America), other conditions affecting the timing of customer orders and capital spending, a downturn in the markets for personal computers, networking, telecommunications or instrumentation products, or order cancellations or rescheduling.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products during the past three years. The Company is unable to predict when or if such decline in prices will stabilize. Average selling prices for DRAM products, in particular, continued to remain unstable through the third quarter of fiscal 1999. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit in an amount sufficient to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or reduce its cost per unit to offset declines in average selling prices. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be materially adversely affected, as was the case during the first, second and third quarters of fiscal 1999, when the Company recorded pre-tax charges of approximately $20 million, primarily to reflect a decline in market value of certain inventory and to allow for excess and obsolete reserves.

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

     The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. Their failure to address year 2000 issues could have an impact on the Company's operations and financial results. However, the extent of this impact, if any, is not known at this time. The Company does not yet have a contingency plan to address the year 2000 problem, but it is in the process of assessing various scenarios and is in the process of developing a contingency plan by June 1999.

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

      The Company is also subject to an antidumping  investigation  commenced in
October 1998 on imports into the United States of DRAMs for which wafer fabrication occurred in Taiwan. Currently, a majority of the DRAMs designed and sold by the Company are fabricated in Taiwan. The Company cannot predict the outcome of the investigation. If, however, the U.S. Department of Commerce reaches an affirmative determination of dumping in its preliminary determination, currently scheduled to be issued in April 1999, the Company will have to post a bond in the amount of a percentage (the "antidumping margin") of the value of its subsequent imports of Taiwan-fabricated DRAMs, and if the final outcome of the investigation is an antidumping duty order, the Company will have to pay cash deposits in the amount of a percentage (the "final antidumping margin") of the value of its imports of Taiwan-fabricated DRAMs beginning approximately August 1999. Although, if an antidumping duty order is issued, the Company may be entitled to full or partial release of the bond and refunds of its cash deposits with interest in late 2001, the bonding and deposit requirement and the potential that final antidumping duties will be assessed in 2001 may materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States. If an antidumping duty order is issued, the Company may be able to secure non-Taiwan wafer fabrication capacity for its DRAM products in order to support its U.S. customers with DRAMs not subject to antidumping duties, but there can be no assurance that the Company will be able to do so.

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


Liquidity and Capital Resources

     The Company's operating activities utilized cash of $23.9 million in first nine months of fiscal 1999 and provided cash of $10.6 million in the first nine months of fiscal 1998. Cash utilized in operating activities in the first nine months of fiscal 1999 was the result of a loss from operations and changes in working capital accounts during the quarter. Cash provided in operations in the first nine months of fiscal 1998 was primarily a result of net income generated during the period combined with a net increase in certain working capital components.

     Net cash provided by investing activities was $26.5 million for the first nine months of fiscal 1999 and net cash used in investing activities was $20.3 million for the same period of fiscal 1998. Net cash provided by investing activities in the first quarter of fiscal 1999 reflects the proceeds from the sale of USC shares of $31.7 million, partially offset by equipment purchases of $2.1 million and $3.1 million investment in United Silicon, Inc.

     The Company's financing activities used cash of $0.2 million in the first nine months of fiscal 1999 and provided cash of $1.5 million in the first quarter of fiscal 1998. Net cash provided by financing activities in the first nine months of fiscal 1999 reflects net proceeds of $0.1 million from the sales of common stock in connection with the exercise of stock options, and a reduction of restricted cash of $1.0 million, partially offset by repayment of long term obligations of $1.2 million. Net cash provided in financing activities in the first nine months of fiscal 1998 reflects net proceeds of $1.9 million and an increase of restricted cash of $0.7 million offset by the repayment of long-term obligations of $0.6 million from the sales of common stock in connection with the exercise of stock options.

     At December 31, 1998, the Company had $5.5 million in cash, an increase of $2.4 million from March 31, 1998, and working capital of $22.1 million, a decrease of $3.9 million from September 30, 1998. The Company believes that these sources of liquidity, and financing opportunities the Company believes will be available to it, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

     In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last of these payments, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company additionally has the right to receive up to another 665 million NTD (approximately US$20.4 million at the exchange rate prevailing on January 2, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in this facility. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. As a result of this distribution, the Company owns approximately 15.1% of the outstanding shares. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During the first nine months of fiscal 1999, the Company recorded $9.3 million of equity in income of USC, as compared to $8.4 million recorded during the first nine months of fiscal 1998.

     In February 1995, the Company agreed to purchase shares of Chartered Semiconductor ("Chartered") for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab2. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company owns approximately 2.1% of the equity of Chartered.

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

     On January 25, 1999, the Company agreed to approve a proposed merger between Maverick Networks ("Maverick"), a startup company funded by the Company, Broadcom Corporation ("Broadcom") and a wholly-owned subsidiary of Broadcom. At the signing of the merger agreement, the Company owned approximately 28.4% of the total outstanding shares of Maverick. In February 1998, the Company entered into investment and technology license agreements with Maverick intended to assist Maverick in developing integrated semiconductors for multi-layer network switches.

     Broadcom is expected to issue 864,200 shares of its Class B Common Stock in exchange for all shares of Maverick's Preferred and Common Stock, including shares issuable upon exercise of employee stock options and other rights. The agreement has been approved by the Board of Directors of both companies and, according to Broadcom, is expected to close in approximately ninety (90) days. The transaction is subject to the approval of Maverick's shareholders and satisfaction of regulatory requirements and other closing conditions, and there can be no assurance that the Company will receive any shares of Broadcom stock in connection with its investment in Maverick. On January 25, 1999, the Company filed a Form 8-K regarding this matter.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     As previously reported, in March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. (The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act.) The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. In July 1998, plaintiff filed a notice of appeal of the dismissal. In November 1998, the parties agreed to stay the filing of an appeal brief pending the decision of the Appellate Court in a case which might have bearing on this case. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     In July 1998, a complaint naming the Company and twenty-five other semiconductor companies was filed in the United States District Court for the District of Arizona (captioned Lemelson Medical, Education & Research Foundation, Ltd. Partnership v. Intel Corp. et al., Civ. 98-1413 PHX PGR), alleging that each defendant manufactures or has manufactured on its behalf integrated circuits using manufacturing processes that violate sixteen patents owned by plaintiff. In January 1999, the Company reached a settlement and the case against the Company has been dismissed.

     In July 1998, the Company learned that a default judgment might soon be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and Trit Tek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. The plaintiffs may renew the writ and/or may appeal this judgment.

Item 5. Other Information.

     As previously reported, in February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The
Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others appealed the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. The Company cannot predict either the timing or the eventual results of the appeal. The Company may, in 1999, request a review of its sales of Taiwan-fabricated SRAMs from approximately October 1997 through March 1999 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on imports from October 1997 through March 1999 will remain undetermined until the conclusion of the review in early 2000. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. (In either case, the Company also would be responsible to pay antidumping duties in the amount of the revised margin with respect to its imports, between approximately October 1997 and March 1998, of SRAMs manufactured in Taiwan.) A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

       In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan.

       The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in November 1998. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the deadlines established by the DOC. The DOC is currently scheduled to complete its investigation by mid-1999. The Company vigorously is seeking, and intends to continue vigorously to seek, to ensure that dumping duties are not imposed on imports of its DRAM products fabricated in Taiwan. There can be no assurance, however, that antidumping duties will not be imposed on the Company's imports of Taiwan-fabricated DRAM products into the United States, which duties could materially adversely affect the Company's ability to sell such products in the United States.

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


                                  Alliance Semiconductor Corporation
                                             (Registrant)



Date:  February 12, 1999          /s/ N. Damodar Reddy
                                  ----------------------------------------------
                                  N. Damodar Reddy
                                  President and Chief Executive Officer
                                  (President and Principal Executive Officer)



Date:  February 12, 1999          /s/ David P. Eichler
                                  ----------------------------------------------
                                  David P. Eichler
                                  Vice President of Finance and Administration
                                  And Chief Financial Officer
                                  (Principal Financial and Accounting Officer)