Form 10-K
period 1999-04-03
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 1999-07-01
CIK 913293

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K

 (MARK ONE)

[ x ] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended APRIL 3, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

      For the transition period from __________ to __________.


Commission file number:  0-22594

                       ALLIANCE SEMICONDUCTOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                     77-0057842
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                           NUMBER)

                             3099 NORTH FIRST STREET

                         SAN JOSE, CALIFORNIA 95134-2006

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code is (408) 383-4900

                               -------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

          TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH
     Common Stock, par value $0.01                           REGISTERED
                                                               NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
Yes   X   No ____

As of June 18, 1999, there were 41,608,582 shares of Registrant's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 18, 1999, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $383,631,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders ("Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 3, 1999, are incorporated by reference into Part III hereof.

                               - 1 -                    Exhibit Index on page 32

================================================================================
PART I

FORWARD LOOKING STATEMENTS

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

ITEM 1
BUSINESS

OVERVIEW

Alliance Semiconductor Corporation was incorporated in California on February 4, 1985 and reincorporated in Delaware on October 26, 1993. Unless the context indicates otherwise, the terms "Alliance" and the "Company" refer to Alliance Semiconductor Corporation, a Delaware corporation, and its direct and indirect subsidiaries. The Company designs, develops and markets high performance memory and memory intensive logic products to the personal computer, networking, telecommunications and instrumentation industries. Market trends such as the proliferation of high-end personal computers and workstations and an increased emphasis on high-throughput applications, including networking, graphics, multimedia and telecommunications products, have created opportunities for high performance memory products. The Company addresses these opportunities with its families of static random access memories ("SRAMs") and dynamic random access memories ("DRAMs"), characterized by high storage capacity (density), fast access times and low power consumption. Additionally, the Company produces a family of single power supply flash memory products, for applications such as personal computer BIOS storage and cellular phones. The Company is actively pursuing a variety of opportunities to leverage its competencies in memory and memory-intensive logic design to create a range of embedded-memory products that combine logic and memory on a single chip. The Company has recently announced its intention to enter the networking semiconductor market.

The  semiconductor   industry  is  highly  cyclical  and  has  been  subject  to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of selling prices. During much of fiscal 1999 the market for certain of the Company's DRAM devices continued to experience excess supply relative to demand which resulted in a significant downward trend in average selling prices. Pricing pressure also resulted in significant declines in average selling prices during fiscal 1999 for many of the Company's SRAM, flash and graphics products (the Company exited the graphics products market at the beginning of fiscal
1999). Although the Company is unable to predict future trends in average selling prices, historically the semiconductor industry has experienced significant annual declines in average selling prices.

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

Throughout this report, the Company often has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year ends on the Saturday nearest the end of March. The fiscal year ended March 31, 1999 contained 53 weeks. The fiscal years ended March 31, 1998 and March 31, 1997 each contained 52 weeks.

INDUSTRY BACKGROUND

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

PRODUCTS

HIGH SPEED CMOS SRAMS

Sales of the Company's SRAM products accounted for substantially all of the Company's net revenues from April 1, 1992 through the early part of fiscal 1997. During fiscal 1999, 1998 and 1997, SRAM products, contributed approximately 58%, 27% and 41% respectively of the Company's net revenues. The Company currently offers SRAM products in several different packages and speed grades ranging from 64-Kbit densities with 8ns access times to 4-Mbit densities with 15ns access times. Currently, the Company's volume SRAM products are manufactured using 0.5 to 0.3 micron technology, with development for a transition to 0.25 micron technology underway.

HIGH SPEED CMOS DRAMS

During fiscal 1998, the Company commenced volume production of 4-Mbit and 16-Mbit DRAM products in 256Kbit x 16 and 1Mbit x 16 configurations, respectively. Sales of the Company's family of DRAM products experienced a decline during fiscal 1999, contributing approximately 40% of the fiscal year's net revenues, as compared to approximately 66% and 47% of the Company's net revenues in fiscal 1998 and1997, respectively.

MMUI ACCELERATORS

During fiscal 1998, the Company further expanded its offering of graphics accelerator products, and introduced an embedded DRAM 2D/3D graphics controller. Sales of MMUI accelerator products accounted for approximately 1% of the Company's net revenues during fiscal 1999 as compared to approximately 7% of the Company's net revenues in fiscal 1998. In July, 1998, the Company determined that it should exit the graphics accelerator business, and announced a workforce reduction of approximately 45 full-time positions, including substantially all of the Company's graphics personnel.

HIGH SPEED CMOS FLASH MEMORIES

During fiscal 1998, the Company extended its offering of 5 volt-only flash memory products (which use a single, 5 volt, power supply for read and programming functions) and now offers 5 volt-only products in densities up to 8-Mbit, with access times as fast as 55ns. To date, the Company has not derived significant revenue from flash memory products.

NETWORK HARDWARE ACCELERATORS

The Company has announced that it expects to introduce the first product of an Internet Protocol Routing Processor ("IPRP") family that leverages the Company's logic and embedded memory technology, to enable hardware accelerated wire speed routing of IP packets, in multi-ported Gigabit and Terabit routers. These IPRP devices should become integral components in mission critical and multimedia enhanced high-end routers, which are being deployed to build the next generation Internet infrastructure. The Company achieved working silicon of the first product of IPRP family during the quarter ended April 3, 1999.

PRODUCT DEVELOPMENT

Timely development and introduction of new products are essential to maintaining the Company's competitive position. The Company currently develops all of its products in-house and had on staff 60 development personnel (30 in the United States and 30 in India) as of April 4, 1999. The Company uses a workstation-based computer-aided design environment to design and prototype new products. The Company's design process uses network computing, high-level design methodologies, simulators, circuit synthesizers and other related tools. During fiscal 1999, fiscal 1998 and fiscal 1997, the Company spent approximately $14.1 million, $15.3 million, and $15.0 million respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional products.

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

The markets for SRAMs, DRAMs, and flash memory products are volatile and subject to rapid technological and price change. Any inventory of products for those markets may be subject to obsolescence and price erosion, which could materially and adversely affect the Company's operating results. During fiscal 1999, the Company incurred pre-tax charges of approximately $20 million, primarily to adjust the valuation of the Company's inventory to reflect declines in market value.

CUSTOMERS

The Company's primary customers are major domestic and international suppliers and manufacturers of personal computers and personal computer peripheral system boards including IBM, Pony & Goldenway and EDO Micro. The market for DRAMs and SRAMs used in personal computers is characterized by price volatility and has experienced significant fluctuations and downturns in product demand. Moreover, with respect to SRAMs, the Company derived less than 10% of its net revenue in fiscal 1999 from the sale of SRAMs for personal computer cache applications. Intel has introduced the Pentium II card containing a microprocessor and cache memory (SRAM) on the card, and the Company has not to date been selected as a supplier of SRAM memory to Intel for the Pentium II card. There can be no assurance that the Company will be selected by Intel to supply SRAM memory for the Pentium II card in the future. If Intel continues to assemble cache memory onto the Pentium II card (or successors thereto) prior to sale to customers, then failure by the Company to be chosen to supply SRAM to Intel for the Pentium II card (or successors thereto) would likely materially limit the Company's sales of SRAMs to the personal computer market.

While the Company's strategy is to increase its penetration into the networking, telecommunications and instrumentation markets with its existing SRAM, DRAM, and Flash Memory products and to develop new products complementary to its existing products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's operating results.

Because a large percentage of the worldwide supply of personal computers and personal computer system boards is manufactured by suppliers located in Asia, a substantial percentage of the Company's net revenues are derived from Asian companies. During the fiscal years ended March 31, 1999, 1998 and 1997 sales to customers in Asia accounted for approximately 32%, 30%, and 28% of the Company's net revenues, respectively. Continued weakness of the Asian economies -- a risk heightened by the recent financial and currency crisis in many Asian countries -- may have a material adverse impact on the Company.

The Company is also selling SRAMs to networking, telecommunications and instrumentation customers including 3Com, Lucent Technologies Inc., IBM, Sony, Newbridge Networks and Bay Networks. The Company believes that if its sales penetration into these markets increases, its customer base will diversify not only by product application but also geographically. There can be no assurance that such sales penetration into these markets will in fact increase. The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits (see Item 3 - Legal Proceedings, below), the deposit requirement, and the potential that all entries of Taiwan-fabricated SRAMs during the period October 1, 1997 through March 31, 1999 will be liquidated at the bond rate or deposit rate in effect at the time of entry, may materially adversely affect the Company's ability to sell Taiwan manufactured (wafer fabrication) SRAMs in the United States. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in Japan as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

Sales to the Company's customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For the fiscal year ended March 31, 1999, two customers accounted for approximately 15% and 13% of the Company's net revenues. For the fiscal year ended March 31, 1998, one customer accounted for approximately 18% of the Company's net revenues. For the fiscal year ended March 31, 1997, no customer accounted for 10% or more of the Company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

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

International revenues accounted for 50%, 41%, and 36% of net revenues in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The majority of the Company's international revenues in fiscal years 1996 through 1999 were derived from Asian manufacturers of personal computers and personal computer system boards, because a large percentage of the worldwide supply of these products has been and continues to be manufactured by suppliers located in Asia. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company's products are manufactured, assembled and tested by independent third parties primarily located in Asia, and the Company has in the past and intends in the future to make investments in certain
foundries  in  Asia  in  order  to  secure  production  capacity.   Due  to  its
international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delay resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. The recent financial and economic crisis in Asia may have heightened all of the foregoing risks (for instance, the U.S. dollar was significantly stronger at the end of fiscal 1998 vis-a-vis many Asian currencies than at the beginning of fiscal 1998). Although the Company to date has not experienced any material adverse effect on its operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

The Company's major foundries are United Microelectronics Corporation ("UMC") in Taiwan, United Semiconductor Corporation ("USC") in Taiwan, United Silicon, Inc. ("USIC") in Taiwan, Chartered Semiconductor Manufacturing Ltd. ("Chartered") in Singapore and Rohm Co., Ltd. ("Rohm") in Japan. The Company has entered into foundry production agreements with all of its major foundries. Although the Company believes it currently has adequate capacity to address market requirements, there can be no assurance that in the future the Company's current foundries, together with any additional sources, would be willing or able to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification of or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including but not limited to equity investments in independent wafer manufacturers in exchange for guaranteed production; the formation with others of new companies to own and operate foundries; the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company's designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

In February 1995, the Company agreed to purchase shares of Chartered for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab2. The Company has paid all installments to Chartered. Currently, the Company owns approximately 2.14% of the outstanding shares of Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company does not own a material percentage of the equity of Chartered. Chartered has also received investments of approximately US$10 million to US$20 million from a number of United States companies, including Actel Corporation, Brooktree Corporation, LSI Logic Corporation and Rockwell International Corporation, in return for guaranteed minimum numbers of wafers from Fab2. Chartered also announced in January 1998 that it had entered into an agreement with Lucent Technologies Inc. to create a foundry venture, Silicon Manufacturing Partners Pte. Ltd., and announced in April 1997 that it had entered into an agreement with Hewlett-Packard Co. to create a foundry venture, Chartered Silicon Partners Pte. Ltd.

In July 1995, the Company entered into an agreement with UMC and S3 Incorporated ("S3") to form a separate Taiwanese company, USC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility is in full production utilizing advanced sub-micron semiconductor manufacturing processes. Alliance's initial contribution of approximately $70 million was paid in three installments between September 1995 and July 1997, representing an initial equity ownership of approximately 19.0%. In April 1998, the Company sold 3.5% of the outstanding shares of USC, for gross proceeds of approximately $32 million and the right to receive contingent payment of up to approximately 665 million New Taiwan Dollars (approximately US $20.4 million at the exchange rate prevailing on June 7, 1999, which rate is subject to material change). As a result of that sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution as well as distributions to other entities. As a result of these distributions, the Company owned approximately 15.1% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution as well as distributions to other entities. As a result of these distributions, the Company owned approximately 14.8% of the outstanding shares. To the extent USC experiences operating income or losses, and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. Throughout fiscal 1999, the Company reported income of approximately $10.9 million related to its share of USC's income. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, or if there is not sufficient demand of USC's wafers, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's results of operations.

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizing advanced sub-micron semiconductor manufacturing processes. The contributions of the Company and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Company had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment, or US$13.7 million, was made in January 1996. The Company had but did not exercise the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. The Company made a third installment payment of approximately 106 million NTD, or approximately US$3.1 million in July, 1998. Currently, the Company owns approximately 3.21% of the outstanding shares of USIC and has the right to purchase approximately 3.7% of the manufacturing capacity of the facility.

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC, a publicly-traded company in Taiwan. According to the proposed terms of the merger, Alliance will receive 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC and approximately
35.6 million shares of UMC stock for its 48.1 million shares or 3.2% ownership of USIC. UMC has indicated that they expect to have approximately 8.8 billion shares outstanding as of the closing date of the merger. Based on June 14th's closing price for UMC shares of NTD 67.50, and the then current U.S. dollar exchange rate of 32.36, the estimated value of these investments is approximately $589 million. At March 31, 1999 the book value for these investments was approximately $94 million excluding deferred tax liabilities, and cumulative translation adjustments that relate to the investment in USC. The merger is subject to shareholders and government approval and is expected to close before the end of 1999. The UMC shares received by Alliance are expected to be subject to a six-month "lock-up" or no trade period before the shares become freely tradable in Taiwan.

There can be no assurance that the Company's current foundries, together with any additional sources, will be able or willing to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in qualification and production ramp-up in the past, and the production ramp-up at any additional foundries could take longer than anticipated. In the event that the Company's foundries are unable or unwilling to satisfy the Company's requirements in a timely manner, the Company's operating results could be materially adversely affected. In addition, UMC, USC and USIC all are located in the Science-Based Industrial Park in Hsin Chu City,

Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in fiscal 2000. Disruption of operations at the Company's foundries for any reason, including work stoppages, fire, earthquakes or other natural disasters, could cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between UMC and various companies. UICC is located next to USIC and near USC and UMC in the Hsin-Chu Science-Based Industrial Park. (The Company has products manufactured at UMC and USC, and owns equity stakes in USC and USIC.) UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse effect on UMC, USC or USIC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

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

The Company purchases products from UMC, USC, USIC, Chartered and Rohm pursuant to various agreements. The Company believes that its relationship with each of these foundries is good. However, UMC and Rohm manufacture products in the same facilities used to manufacture the Company's products, which products are sold in competition with the Company's products.

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

There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced by such suppliers. The occurrence of such price increases could have a material adverse effect on the Company's operating results.

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

COMPETITION

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company's customers may be purchasing products from both the Company and the Company's competitors. The Company's principal competitors include Cypress Semiconductor Corporation; Integrated Device Technology, Inc.; Integrated Silicon Solutions, Inc.; Micron Technology, Inc.; AMD; NEC; Samsung; Toshiba; and other U.S., Japanese, Korean, and Taiwanese manufacturers. Certain of the Company's competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. Due to the downturn in the SRAM and DRAM markets, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, as the Company enters new markets, the Company may face additional competition. Markets for most of the Company's products are characterized by intense price competition. The Company's future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity and sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

LICENSES, PATENTS AND MASKWORK PROTECTION

The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. The Company holds 44 United States patents covering certain aspects of its product designs or manufacturing technology, which patents expire between 2009 and 2010. The Company also has 31 pending United States patent applications, 7 of which have been allowed and are expected to be issued as patents. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. Further, there can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company.

Copyrights and maskwork protection are also key elements in the conduct of the Company's business. The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

EMPLOYEES

As of April 4, 1999, the Company had 149 full-time employees, consisting of 60 in research and development, 10 in marketing, 11 in sales, 30 in finance and administration and 38 in operations. Of the 60 research and development employees (30 in the US and 30 in India), 26 have advanced degrees. In 1997, the Company opened a design center in India. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. During fiscal 1997, the Company initiated the conversion of its business information systems to Oracle with the full conversion completed in March 1999. There can be no assurance that the Company will be able effectively to manage future growth, and the failure to do so could have a material adverse effect on the Company's operating results.

The Company will depend to a large extent on the continued contributions of its founders, N. Damodar Reddy, Chairman of the Board, Chief Executive Officer and President of the Company, and his brother C.N. Reddy, Executive Vice President and Chief Operating Officer of the Company (collectively referred to as the "Reddys"), as well as other officers and key design personnel, many of whom would be difficult to replace. During fiscal 1999 and subsequently, a number of officers and design personnel left the Company to pursue various other opportunities. The future success of the Company will depend on its ability to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business. The Company is not insured against the loss of any of its key employees, nor can the Company assure the successful recruitment of new and replacement personnel.

ITEM 2
FACILITIES

The Company's executive offices and its principal marketing, sales and product development operations are located in a 41,400 square foot leased facility in San Jose, California under a lease which expires in September 1999. A lease was signed in June 1999 for a new 56,600 square foot corporate headquarters located in Santa Clara, California, which expires in June 2006. The Company has an option to extend the lease for a term of five years. The Company also leases office space in Hsin Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company's products in Taiwan. The Company leases an engineering office in Bangalore, India, and has purchased a parcel of land in an office park under development in Hyderabad, India, for product development. Additionally, the Company leases sales offices in Reading, Massachusetts; Heathrow, Florida; Taipei, Taiwan; and Japan.

ITEM 3
LEGAL PROCEEDINGS

In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act. The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company was served with a complaint filed in Federal Court alleging that ASIC has infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. A trial date has been set by the Court for January 2000. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

In July 1998, the Company learned that a default judgment may be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than  fair  value,  and that  the  United  States  industry  producing  DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in November 1998. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the established deadline. In January 1999, the DOC decided to limit the number of respondents investigated and notified Alliance that it would not be separately investigated. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company will post a bond to cover deposits on such entries. The DOC is currently scheduled to complete its investigation by late 1999. If the DOC final determination of dumping and the ITC final determination of injury are affirmative, the DOC will issue an antidumping duty order. Under any such order, the Company's imports of Taiwan-fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the final "all others" rate of the entered value of such DRAMs. If either agency's final determination is negative, the investigation will be terminated, the suspension of liquidation lifted, and the bond released. If an antidumping duty order is issued, in late 2000 the Company will have an opportunity to request a review of its sales of Taiwan-fabricated DRAMs from approximately May 1999 through November 2000 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on entries during the Review Period will remain undetermined until the conclusion of the review in late 2001, which would determine a Company-specific antidumping duty margin. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the final "all others" rate determined in the original investigation, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, with interest. If, on the other hand, the DOC found a higher Company-specific rate, the Company would have to pay the difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect, with interest. (In either case, the Company also would be responsible to antidumping duties in the amount of the revised margin with respect to its imports covered by the bond.) A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of the Company as of the date of this report is set forth below:

Name                Age     Position
------------------  -----   ----------------------------------------------
N. Damodar Reddy     60     Chairman, President and Chief Executive
                            Officer

C.N. Reddy           43     Executive Vice President, Chief Operating
                            Officer, Director and Secretary

David Eichler        50     Vice President, Finance and Administration
                            and Chief Financial Officer

Bradley A. Perkins   42     Vice President and General Counsel

Sunit Saxena         40     Vice President, Product/Test Engineering
                            and Operations

Ritu Shrivastava     48     Vice President, Technology Development
----------

N. Damodar Reddy is the co-founder of the Company and has served as the Company's Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. Mr. Reddy also served as the

Company's  Chief  Financial  Officer  from June 1998 until  January  1999 . From
September 1983 to February 1985, Mr. Reddy served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. He holds an M.S. degree in Electrical Engineering from North Dakota State University and an M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

C.N. Reddy is the co-founder of the Company and has served as the Company's Secretary and director since its inception in February 1985. Beginning in February 1985, Mr. Reddy served as the Company's Vice President - Engineering. In May 1993, he was appointed Senior Vice-President - Engineering and Operations of the Company. In December 1997, he was appointed Executive Vice President and Chief Operating Officer. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that, he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds an M.S. degree in Electrical Engineering from Utah State University. C.N. Reddy is named inventor of over 15 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy.

David Eichler joined the Company in January 1999, and was appointed Vice President Finance and Administration and Chief Financial Officer. Prior to joining the Company, Mr. Eichler was Vice President Finance and Chief Accounting Officer for Adobe Systems Incorporated in 1998. From 1994 to 1998, he was Senior Vice President Finance & Administration and Chief Financial Officer for Hyundai Electronics America. He has also held senior financial management positions at Syntex Corporation, Oki Semiconductor and Tandem Computers Incorporated.

Bradley A. Perkins joined the Company in January 1999, and was appointed Vice President and General Counsel. Prior to joining the Company, Mr. Perkins was Vice President, General Counsel and Secretary at Mission West Properties (formerly Berg & Berg Developers), from January 1998 to January 1999. From November 1991 to January 1998, Mr. Perkins was with Valence Technology, Inc., where he was Vice President, General Counsel and Secretary. From August 1988 to November 1991, Mr. Perkins was Assistant General Counsel and Intellectual Property Counsel with VLSI Technology, Inc.

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

Ritu Shrivastava joined the Company in November 1993, and was appointed Vice President - Technology Development in August 1995. Mr. Shrivastava was designated as an executive officer of the Company in July 1997. Prior to joining the Company, Dr. Shrivastava worked at Cypress Semiconductor Corporation for more than 10 years in various technology management positions, the last one being Director of Technology Development. Prior to that time, Dr. Shrivastava was with Mostek Corporation for 3 years, responsible for CMOS development. Dr. Shrivastava served on the Electrical Engineering faculty at Louisiana State University where he also received his Ph.D.. Dr. Shrivastava completed his Masters and Bachelor's degrees in Electrical Communication Engineering from Indian Institute of Science, Bangalore, India and a Bachelor's degree in Physics from Jabalpur University, India. Dr. Shrivastava is named inventor in over 9 patents related to various technologies, and is a Senior Member of IEEE.

================================================================================
PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol ALSC. The Company completed its initial public offering on December 1, 1993. The following table sets forth, for the periods indicated, the high and low closing sale prices on NASDAQ for the Company's Common Stock.


 Fiscal Year      High           Low
               ------------  ------------
1998
  1st Quarter      $9.38        $6.44
  2nd Quarter      15.75         7.63
  3rd Quarter      11.06         4.00
  4th Quarter       7.75         5.00
1999

  1st Quarter       9.62         2.56
  2nd Quarter       3.66         2.09
  3rd Quarter       5.12         1.94
  4th Quarter       5.56         2.50
2000
  1st Quarter       9.22         2.63
(through June
   18, 1999)
----------

As of June 18, 1999, there were approximately 196 holders of record of the Company's Common Stock.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, for development of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its capital stock in the foreseeable future.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial information for each of the five fiscal years ended March 31st and should be read in conjunction with the consolidated financial statements and notes relating thereto.

                                                 Year Ended March 31,

                                --------------------------------------------------------
                                  1999        1998       1997        1996       1995
                                ----------  ---------  ---------   ---------  ----------
                                         (in thousands, except per share data)

Consolidated Statement of Operations Data:

Net revenues                    $47,783     $118,400   $82,572     $201,098   $119,327
Cost of revenues                 60,231     117,400    84,630       158,159     65,035
                                ----------  ---------  ---------   ---------  ----------
  Gross profit (loss)           (12,448)     1,000     (2,058)      42,939     54,292
Operating expenses:
  Research and development       14,099     15,254     15,012       14,664      8,374
  Selling, general and           12,652     18,666     10,344       17,202      9,600
administrative
                                ----------  ---------  ---------   ---------  ----------
Income (loss) from operations   (39,199)    (32,920)   (27,414)     11,073     36,318
Other income, net                14,697        287      1,753        6,498      2,035
                                ----------  ---------  ---------   ---------  ----------
Income (loss)before income      (24,502)    (32,633)   (25,661)     17,571     38,353
taxes
Provision for income taxes        8,397     (11,421)    (8,990)      6,852     14,462
                                ----------  ---------  ---------   ---------  ----------
Income  (loss) before equity in (32,899)    (21,212)   (16,671)     10,719     23,891
income of USC
Equity in income of USC           10,856      15,475         -           -          -
                                ----------  ---------  ---------   ---------  ----------
Net income (loss)               $(22,043)   $(5,737)   $(16,671)   $10,719    $23,891
                                ==========  =========  =========   =========  ==========
Net income (loss) per share:
    Basic                         $(0.53)    $(0.15)     $(0.43)      $0.28      $0.78
                                ==========  =========  =========   =========  ==========
    Diluted                       $(0.53)    $(0.15)     $(0.43)      $0.26      $0.69
                                ==========  =========  =========   =========  ==========
Weighted average number of common shares:
    Basic                        41,378     39,493     38,653       37,900     30,612
                                ==========  =========  =========   =========  ==========
    Diluted                      41,378     39,493     38,653       40,633     34,559
                                ==========  =========  =========   =========  ==========

                                                       March 31,
                                --------------------------------------------------------
                                  1999        1998       1997        1996       1995
                                ----------  ---------  ---------   ---------  ----------
                                                    (in thousands)
Consolidated Balance Sheet
Data:
Working capital                  $22,102     $39,879    $78,000    $106,171   $86,845
Total assets                     193,557     243,668    232,486     263,238   126,866
Stockholders' equity             163,570     189,111    204,594     219,381   107,803
----------


                                      Fiscal Year 1999                             Fiscal Year 1998
                            -----------------------------------------  ------------------------------------------
                               4th       3rd        2nd        1st        4th       3rd        2nd         1st
                               Qtr.      Qtr.       Qtr.       Qtr.       Qtr.      Qtr.       Qtr.        Qtr.
                            --------  ---------  ---------  ---------  --------  ---------  ----------  ---------
Operating Summary:                                  (in thousands, except per share data)
Net revenues                $13,879   $13,282    $10,472    $10,150    $28,295   $24,768    $28,998     $36,339
Cost of revenues              8,332    10,864     13,544     27,491     29,756    26,336     31,693      29,615
                            --------  ---------  ---------  ---------  --------  ---------  ----------  ---------
  Gross profit (loss)         5,547     2,418     (3,072)   (17,341)    (1,461)   (1,568)    (2,695)      6,724
Operating expenses:
  Research and development    3,087     3,285      3,511      4,216      4,313     3,276      3,558       4,107
  Selling, general and        2,981     2,863      2,797      4,011      4,851     4,875      4,885       4,055
    administrative
                            --------  ---------  ---------  ---------  --------  ---------  ----------  ---------
Loss from operations          (521)    (3,730)    (9,380)   (25,568)   (10,625)   (9,719)   (11,138)     (1,438)
Other income (expense), net   (476)      (387)      (180)    15,740       (127)      171         54         189
                            --------  ---------  ---------  ---------  --------  ---------  ----------  ---------
Loss before income taxes      (997)    (4,117)    (9,560)    (9,828)   (10,752)   (9,548)   (11,084)     (1,249)
Provision (benefit) for          -          -          -      8,397     (3,763)   (3,342)    (3,879)       (437)
income taxes
                            --------  ---------  ---------  ---------  --------  ---------  ----------  ---------
Loss before equity in         (997)    (4,117)    (9,560)   (18,225)    (6,989)   (6,206)    (7,205)       (812)
income of USC
Equity in income of USC      1,555      2,064      3,691      3,546      7,068     3,833      2,654       1,920
                            --------  ---------  ---------  ---------  --------  ---------  ----------  ---------
Net income (loss)             $558    $(2,053)   $(5,869)  $(14,679)       $79   $(2,373)   $(4,551)     $1,108
                            ========  =========  =========  =========  ========  =========  ==========  =========
Net income (loss)
  per share:
    Basic                     $0.01    $(0.05)    $(0.14)    $(0.36)     $0.00     $(0.06)   $(0.12)      $0.03
                            ========  =========  =========  =========  ========  =========  ==========  =========
    Diluted                   $0.01    $(0.05)    $(0.14)    $(0.36)     $0.00     $(0.06)   $(0.12)      $0.03
                            ========  =========  =========  =========  ========  =========  ==========  =========
Weighted average number
  of common shares:
    Basic                    41,573    41,512     41,456     40,963     40,361     39,439    39,175      38,999
                            ========  =========  =========  =========  ========  =========  ==========  =========
    Diluted                  41,840    41,512     41,456     40,963     40,985     39,439    39,175      41,042
                            ========  =========  =========  =========  ========  =========  ==========  =========
----------


During fiscal years 1999 and 1998, the Company experienced a deterioration in the average selling price and a slowing in demand for DRAM, SRAM and MMUI products. As a result of these factors, the Company recorded pre-tax charges in the first, second and third quarters of fiscal 1999 of approximately $20 million; and pre-tax charges in the second, third and fourth quarters of fiscal 1998 of approximately $15 million. This was primarily to reflect a further decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations.

During the first quarter of fiscal 1999, the Company also recorded a valuation allowance of $8 million with respect to the Company's previously recorded deferred tax asset.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since 1991, the Company's business strategy has been to be a supplier of high performance memory products and memory intensive logic products, operating on a fabless basis by utilizing independent manufacturing facilities and, more recently, joint venture facilities as well. Due to favorable market acceptance of SRAM products introduced by the Company, annual revenues grew rapidly through fiscal 1996. In addition, from September 1992 through September 1995, gross profit increased primarily due to reductions in average unit product costs, higher average selling prices, a shift to higher margin products and an increase in manufacturing capacity to address the increased demand for SRAM products. As a result, operating income also experienced substantial growth during that same period. From October 1995 through the first half of fiscal 1999, gross profit decreased primarily due to a decline in average selling prices and to pre-tax inventory related charges. The Company recorded pre-tax charges in fiscal 1999, 1998 and 1997 of approximately $20 million, $15 million and $17 million respectively, primarily to adjust the valuation of the Company's inventory to reflect declines in market value for certain of the Company's products.

From April 1, 1992 through the early part of fiscal 1997, substantially all of the Company's net revenues were derived from the sale of SRAM products. During fiscal 1999, DRAM products accounted for approximately 40% of net revenues, SRAM products accounted for approximately 58% of net revenues and graphics products accounted for approximately 2% of net revenues. The Company had introduced 4-Mbit DRAM in 1-Mbitx4 configuration in fiscal 1997. During fiscal 1998, the Company commenced volume production in 0.45 micron geometry, of 4-Mbit DRAMs in a 256-Kbitx16 configuration and of 16-Mbit DRAMs in a 1-Mbitx16 configuration. The Company enhanced its SRAM product line with the introduction of Industrial Temperature SRAMs and in April 1998 introduced its Intelliwatt(TM) 1-Mbit SRAM products. The Company continued development and sales of graphics accelerator products, and developed its first embedded product, which combines 2D/3D graphics controller with 2 megabytes of embedded memory. In July 1998, the Company decided to exit the mainstream graphics accelerator business, and announced a workforce reduction of approximately 45 full-time positions, including substantially all of the Company's graphics personnel. The Company also put into volume production a 4-Mbit flash product and introduced a 8-Mbit flash design. During fiscal 1999, the Company introduced 16-Mbit DRAM in 4-Mbitx4 configuration.

The market for memory products used in personal computers is characterized by price volatility and has experienced significant fluctuations and cyclical downturns in product demand, such as the severe price erosion of DRAMs in fiscal 1999, 1998 and 1997. While the Company's strategy is to increase its penetration into the networking, telecommunications, instrumentation and consumer markets with its existing SRAM, DRAM and flash products and to develop and sell in volume quantities new products complementary to its existing products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's operating results.

RESULTS OF OPERATIONS

The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.


                            Percentage of Net Revenues for
                                 Year Ended March 31,
                          ------------------------------------
                            1999         1998         1997
                          ----------   ----------  -----------
Net revenues                 100.0%      100.0%      100.0%
Cost of revenues             126.1        99.2       102.5
                          ----------   ----------  -----------
  Gross profit (loss)        (26.1)        0.8        (2.5)
Operating expenses:
  Research and                29.5        12.9        18.2
development
  Selling,   general  and     26.5        15.7        12.5
administrative
                          ----------   ----------  -----------
Loss from operations         (82.1)      (27.8)      (33.2)
Other income, net             30.8         0.2         2.1
                          ----------   ----------  -----------
Loss before income taxes     (51.3)      (27.6)      (31.1)
Provision  (benefit)  for     17.7        (9.7)      (10.9)
income taxes
                          ----------   ----------  -----------
Loss before equity in        (69.0)%     (17.9)%     (20.2)%
Income of USC
                          ==========   ==========  ===========
----------


NET REVENUES

The Company's net revenues declined to $47.8 million in fiscal 1999, from $118.4 million in fiscal 1998, a decrease of approximately 60%. Revenues for fiscal year 1999 included approximately $8 million related to the MMUI accelerator product line discontinued during the second quarter. The decrease in net revenues in fiscal 1999 was due to a combination of lower average selling prices and the drop in the unit shipments of the Company's SRAM, DRAM and MMUI products.

Revenues from the Company's DRAM product family contributed approximately 40% of the Company's net revenues in fiscal 1999. During fiscal 1999, the average selling prices for the Company's DRAMs declined significantly. The DRAM market is characterized by volatile supply and demand conditions, adverse effects of Asia's financial problems, more OEMs switching to build-to-order processes and rapid technology changes to higher density products. The Company is unable to predict when or if such price declines will stabilize. A continued decline in average selling prices of DRAMs due to competitive conditions, including overall supply and demand in the market, could have a material adverse effect on the Company's operating results.

Revenue from the Company's SRAM product family contributed approximately 58% of the Company's revenues in fiscal 1999. In general, SRAM prices continued a steady decline throughout fiscal 1999.

Sales of the Company's MMUI product line did not contribute significant revenue during fiscal 1999 and prior years. The MMUI graphics and video accelerator market is characterized by a large and growing number of competitors providing a steady stream of new products with enhanced features. In July 1998, the Company decided to exit the mainstream graphics accelerator business, and announced a workforce reduction of approximately 45 full-time positions, including substantially all of the Company's graphics personnel.

The Company's flash memory products did not contribute significant revenue during fiscal 1999 and prior years.

The Company continues to focus its efforts in selling to non-PC segments of the market, such as telecommunications, networking, datacom and consumer. Sales to non-PC customers accounted for 64% of Q4 fiscal 1999 revenues versus 25% during the same quarter of fiscal 1998.

Two customers accounted for approximately 15% and 13% of net revenues during fiscal 1999. One customer accounted for 18% of net revenues during fiscal 1998. During fiscal 1997, no customer accounted for 10% or more of net revenues. During fiscal years 1997-1999, the Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products. The Company believes that the decrease in average selling prices was due to a number of factors, including increased supply of SRAMs and DRAMs from foreign and domestic competitors and weakening unit demand for such products.

Generally, the markets for the Company's products are characterized by volatile supply and demand conditions, numerous competitors, rapid technological change, and product obsolescence. These conditions which could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company's suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's operating results.

GROSS PROFIT (LOSS)

The Company's gross profit for fiscal 1999 was approximately $(12.4) million or approximately (26%) of net revenues compared to a gross profit of approximately $1 million or approximately 0.8% of net revenues for the same period in fiscal 1998. The decrease in gross profits primarily resulted from the $20 million pre-tax inventory charges recorded principally during the first two quarters of fiscal 1999 in recognition of lower average selling prices together with the decline in the unit shipments and lower average selling prices for the Company's DRAM, SRAM, and MMUI products due to competitive market conditions.

The Company's gross profit for fiscal 1998 was approximately $1 million or approximately 0.8% of net revenues compared to gross profit of approximately $(2.1) million or approximately (2.5%) of net revenues in fiscal 1997. The increase in gross profit in fiscal 1998 resulted primarily from increased unit demand for DRAM products, lower cost of production for DRAM and SRAM products, and introduction to volume production of newer, higher density SRAM products. These increases slightly more than offset pre-tax charges in fiscal 1998 of approximately $15 million (compared with pre-tax charges in fiscal 1997 of approximately $17 million) primarily to adjust the value of the Company's inventory to reflect declines in market value.

The Company is unable to predict when or if declines in the average selling prices of the Company's products will stabilize. A continued decline in any of such average selling prices could result in a material decline of the Company's gross profits unless the Company is able to reduce its cost per unit to offset such declines. There can be no assurance that the Company will be able to reduce its cost per unit at a level to offset a decline in average selling prices. In fiscal year 1999, 1998 and 1997, the Company recorded a material valuation adjustments with respect to its inventory, primarily to reflect a decline in the market value of such inventory.

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

RESEARCH AND DEVELOPMENT

Research and development expenses consist principally of salaries and benefits for engineering design, contracted development efforts, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, test wafers and other expense items.

Research and development expenses were approximately $14.1 million or approximately 29.5% of net revenues for fiscal 1999, and approximately $15.3 million or approximately 12.9% of net revenues for fiscal 1998, and approximately $15.0 million or approximately 18.2% of net revenues for fiscal 1997. The 8% decrease in spending between fiscal 1999 and 1998 was due to lower engineering headcount and personnel related costs as well as lower mask and tooling charges due to the discontinuance of the MMUI accelerator product line in July 1998.

During fiscal 1998, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs, flash memory and MMUI accelerator products.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and accordingly, research and development expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses generally include salaries and benefits, sales commissions, marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense as well as insurance and legal costs for the Company's sales, marketing, customer support and administrative personnel.

Selling, general and administrative expenses in fiscal 1999 were approximately $12.7 million or approximately 26.5% of net revenues compared to approximately $18.7 million or approximately 15.7% of net revenues for fiscal 1998. The decrease in spending in fiscal 1999 compared to fiscal 1998 was due principally to lower outside sales commissions which was a result of a 60% decrease in net revenues, which was partially offset by higher legal fees associated with the SRAM anti-dumping proceeding.

In fiscal 1998 Selling, general and administrative expenses were approximately $18.7 million or 15.7% of net revenues compared to approximately $10.3 million or approximately 12.5% of net revenues for fiscal 1997. The increase in absolute dollars and as a percentage of net revenues in fiscal 1998 was principally the result of higher sales commissions associated with the 43% increase in net revenues and legal fees associated with the SRAM anti-dumping proceeding.

Selling, general and administrative expenses may increase in absolute dollars, and may fluctuate as a percentage of net revenues.

OTHER INCOME, NET

Other Income, Net represents interest income from short term investments, interest expense on short and long term obligations and gain on the sale of long term investments.

Other Income, Net was approximately $14.7 million for fiscal 1999, approximately $0.3 million for fiscal 1998 and approximately $1.8 million for fiscal 1997 (constituting approximately 30.8%, 0.2% and 2.1% of the respective fiscal year's net revenues). The net increase in Other Income, Net for fiscal 1999 is primarily the result of a $15.8 million net gain on the sale of 35 million shares of USC, which was partially offset by a $1.9 million reduction in the carrying value of the Company's investment in Maverick Networks.

PROVISION FOR INCOME TAXES

During the first quarter of fiscal 1999 the Company wrote off deferred taxes of $8.4 million due to net operating losses. The Company's effective tax rate was
(35)% for fiscal year 1999 and 35% for fiscal years 1998 and 1997. The effective tax rate for fiscal years 1998 and 1997 represented tax benefits accrued at applicable statutory rates.

EQUITY IN INCOME OF USC

As discussed in the section below entitled "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. In fiscal 1999, the Company reported its share in the income of USC in the amount of $10.9 million, as compared to $15.5 million reported in fiscal 1998. The 30% decrease in income is primarily due to lower net income and a decrease in the Company's ownership percentage from approximately 18% to 15%.

The Company's share of USC's income in fiscal 1997 was not a material amount and was therefore not recorded.

IMPACT OF YEAR 2000 ISSUES

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

The Company is currently conducting a company-wide year 2000 readiness assessment and has recently completed implementing a new management information system which the Company believes is year 2000 compliant. During fiscal years 1999 and 1998, the Company spent approximately $2.6 million in connection with implementing the new information systems. The Company does not anticipate that it will incur material expenditures for the resolution of any year 2000 issues relating to its IT or non-IT systems.

The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. In the event 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, the Company believes that the most reasonably likely worse case scenario is a temporary disruption in infrastructure service, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000. The Company is in the process of assessing year 2000 readiness of its major suppliers and vendors and is in the process of developing a contingency plan, which it expects to complete by September 1999, at which time the Company will be able to evaluate its most reasonable likely worst case year 2000 scenarios.

Year 2000 compliance issues could have a significant impact on the Company's operations and its financial results if the new information systems are not completely implemented in a timely manner; unforeseen needs or problems arise; or, if the systems operated by the Company's customers, vendors or subcontractors are not year 2000 compliant. The dates on which the Company believes its year 2000 readiness will be completed are based on the Company's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of year 2000 compliant solutions. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products during the past 3 years. The Company is unable to predict when or if such decline in prices will stabilize. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's operating results. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected, as was the case in fiscal 1999, fiscal 1998 and fiscal 1997, when the Company recorded pre-tax charges totaling approximately $20 million, $15 million and $17 million, respectively, primarily to reflect a decline in market value of certain inventory.

The Company currently relies on independent and joint venture foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between UMC and various companies. UICC is located next to USIC and near USC and UMC in the Hsin-Chu Science-Based Industrial Park. (The Company has products manufactured at UMC and USC, and owns equity stakes in USC and

USIC.) UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse affect on UMC, USC or USIC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

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

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income. "Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14,"Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position or the segments we reported in 1998 and 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. We believe the adoption of this statement will not have a significant effect on our results of operations.

Current pending litigation, administrative proceedings and claims are set forth in Item 3 Legal Proceedings and in Item 1 - Licenses, Patents and Maskwork
Protection, above. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or operating results. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be materially adversely affected.

The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in the future (see
Item 3 - Legal Proceedings, above), the deposit requirement, and the potential that all entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the bond rate or deposit rate in effect at the time of entry, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in Japan as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in November 1998. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The

Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the established deadline. In January 1999, the DOC decided to limit the number of respondents investigated and notified Alliance that it would not be separately investigated. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after approximately May 28, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company will post a bond to cover deposits on such entries. The DOC is currently scheduled to complete its investigation by late 1999. If the DOC final determination of dumping and the ITC final determination of injury are affirmative, the DOC will issue an antidumping duty order. Under any such order, the Company's imports of Taiwan-fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the final "all others" rate of the entered value of such DRAMs. If either agency's final determination is negative, the investigation will be terminated, the suspension of liquidation lifted, and the bond released. If an antidumping order is issued, in late 2000 the Company will have an opportunity to request a review of its sales of Taiwan-fabricated DRAMs from approximately May 1999 through November 2000 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on entries during the Review Period will remain undetermined until the conclusion of the review in late 2001, which would determine a company-specific antidumping duty margin. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the final "all others" rate determined in the original investigation, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, with interest. If, on the other hand, the DOC found a higher Company-specific margin, the Company would have to pay the difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect, with interest. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

The Company has made and will continue to make investments in emerging, high technology companies such as Maverick Networks and others. There is no guarantee that these companies will be successful or that the Company will recover its investments.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $24.2 million in fiscal 1999, versus generating cash of approximately $6.9 million in fiscal 1998, and using approximately $44.6 million in fiscal 1997. Cash utilized in operations in fiscal 1999 was primarily the result of net loss generated during the period. Cash generated by operations in fiscal 1998 was the result of a tax refund and changes in working capital accounts offset by a net loss incurred during the fiscal year. Cash utilized in operations in fiscal 1997 was the result of an operating loss and an increase in working capital.

Net cash provided by investing activities was approximately $25.0 million in fiscal 1999 versus cash used in investment activities of $21.9 million in fiscal 1998, and approximately $19.3 million in fiscal 1997. Net cash provided by investing activities in fiscal 1999 included equipment purchases of approximately $2.6 million, investments in USIC of approximately $3.1 million, and proceeds from the sale of USC shares of approximately $31.7 million. Net cash used in investing activities in fiscal 1998 reflect equipment purchases of approximately $3.2 million and an equity investment in USC of approximately $17.6 million, while net cash used in investing activities during fiscal 1997 including equipment purchases of approximately $3.1 million and an equity investment in USC of approximately $16.4 million.

Net cash provided by financing activities in fiscal 1999 primarily reflects a decrease in restricted cash of approximately $1.3 million, partially offset by the reduction of long term debt obligations of approximately $0.8 million. Net cash provided by financing activities of approximately $0.6 million in fiscal 1998, reflects receipt of approximately $3.1 million from issuance of common stock upon exercise of options pursuant to the Company's stock option and employee stock purchase plans, partially offset by the reduction of a long term debt obligation of approximately $1.1 million and an increase in restricted cash of approximately $1.4 million. Net cash provided by financing activities was approximately $0.7 million in fiscal 1997 generated through financing activities resulting from proceeds of a secured loan of approximately $3.8 million and proceeds of approximately $2.0 million through issuance of common stock upon exercise of options under the Company's stock option and employee stock purchase plans, partially offset by an increase in restricted cash of approximately $5.1 million.

At April 3, 1999, the Company had approximately $6.2 million in cash, an increase of approximately $3.2 million from March 28, 1998, and working capital of approximately $22.1 million, a decrease of approximately $17.8 million from March 28, 1998.

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

In July 1995, the Company entered into an agreement with United Microelectronics corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last payment, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company additionally has the right to receive up to another 665 million NTD (approximately US$20.4 million) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in the facility. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 15.1% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 14.8% of the outstanding shares. To the extent USC experiences operating income or losses and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During fiscal 1999, the Company recorded $10.9 million of equity in income of USC, as compared to $15.5 million recorded during fiscal 1998.

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USIC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizing advanced sub-micron semiconductor manufacturing processes. The contributions of the Company and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Company had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment, or US$13.7 million, was made in January 1996, and the Company had but did not exercise the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. The Company made a third installment payment of approximately 106 million NTD (or approximately US$3.1 million) in July 1998. After the third installment, the Company owns approximately 3.21% of the outstanding shares of USIC and has the right to purchase approximately 3.7% of the manufacturing capacity of the facility.

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC, a publicly-traded company in Taiwan. According to the proposed terms of the merger, Alliance will receive 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC and approximately
35.6 million shares of UMC stock for its 48.1 million shares or 3.2% ownership of USIC. UMC has indicated that they expect to have approximately 8.8 billion shares outstanding as of the closing date of the merger. Based on June 14th's closing price for UMC shares of NTD 67.50, and the then current U.S. dollar exchange rate of 32.36, the estimated value of these investments is approximately $589 million. At March 31, 1999 the book value for these investments was approximately $94 million excluding deferred tax liabilities and cumulative translation adjustments relating to the investment in USC. The merger is subject to shareholders and government approval and is expected to close before the end of 1999. The UMC shares received by Alliance are expected to be subject to a six-month "lock-up" or no trade period before the shares become freely tradable in Taiwan.

On January 25, 1999, the Company agreed to approve a proposed merger between Maverick Networks ("Maverick"), a startup company funded by the Company, Broadcom Corporation ("Broadcom") and a wholly-owned subsidiary of Broadcom. At the signing of the merger agreement, the company owned approximately 28.4% of the total outstanding shares of Maverick.

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks. As a result of this transacton, the Company will report a pre-tax, non-operating gain of approximately $52 million on its investment with Maverick Networks in the financial results for the first quarter ending July 3, 1999, based on Broadcom's closing stock price of $95 3/4 on May 31, 1999. The Company will receive 538,961 shares of Boadcom's Class B Common Stock which are identical to Class A Common Stock except for certain voting rights, and are automatically converted into Class A Common Stock upon sale.

As reported in the Company's Fourth Quarter FY 1999 earnings release dated April 27, 1999, the Broadcom shares are subject to certain restrictions, including a restriction pursuant to the pooling-of-interest accounting rules which prevents the Company from selling its shares until Broadcom first publicly reports thirty days of Broadcom and Maverick Networks combined operating results. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches terms of the merger agreement, or misrepresents information in the transaction.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. These investments operate in markets that have experienced significant exchange rate fluctuations over the year ended March 31, 1999. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, and therefore, their foreign currency risk is reduced. We did not hold any derivative financial instruments for trading purposes as of March 31, 1999.

INVESTMENT RISK

As of March 31, 1999, our investment portfolio consisted of fixed income securities. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

FOREIGN CURRENCY RISK

Based on our overall currency rate exposure at March 31, 1999, a near term 10% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance that there will not be a material impact in the future.

ITEM 8
CONSOLIDATED FINANCIAL STATEMENTS

The index to the Company's Consolidated Financial Statements and Schedules, and the report of the independent accountants appear in Part III of this Form 10-K. Selected quarterly financial data appears in Item 6 above.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

================================================================================
PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Other than the information required pursuant to Item 405 of Regulation S-K, the information required by this item concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4. The information required by this item with respect to directors is incorporated by reference to the section captioned "Election of Directors" in the proxy statement.

ITEM 11
EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required  by this item is  incorporated  by  reference  to the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in the Proxy Statement.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned "Certain Transactions" contained in the Proxy Statement.

ITEM 14
EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) (1) (I)  FINANCIAL  STATEMENTS  --  See  Index  to  Consolidated
              Financial Statements on page F-1 of this Form 10-K Annual Report.

         (II) REPORT OF INDEPENDENT ACCOUNTANTS -- See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

     (2) (I) SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS - See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

         (II) FINANCIAL STATEMENTS OF UNITED SEMICONDUCTOR CORPORATION, A TAIWANESE COMPANY - The following financial statements are filed as part of this report: Financial Statements of United Semiconductor Corporation for the Fiscal Year Ended December 31, 1998 and December 31, 1997.

     (3)      EXHIBITS -- See Exhibit Index on page 32 of this Form 10-K Annual
              Report.

 (b) The following Current Report on Form 8-K was filed during the Registrant's fourth fiscal quarter: Current Report on Form 8-K filed on February 2, 1999.

 (c)          See Exhibit Index on page 32 of this Form 10-K Annual Report.

================================================================================
EXHIBIT INDEX


  Exhibit      Document Description
   Number
-------------  ------------------------------------------------------------------------
  3.01(A)      Registrant's Certificate of Incorporation

  3.02(A)      Registrant's Certificate of Elimination of Series A Preferred Stock

  3.03(F)      Registrant's Certificate of Amendment of Certificate of Incorporation

  3.04(A)      Registrant's Bylaws

  4.01(A)      Specimen of Common Stock Certificate of Registrant

 10.01+(K)     Registrant's  1992 Stock  Option Plan  adopted by  Registrant  on
               April 7, 1992 and amended through September 19, 1996, and related documents

 10.02+(A)     Registrant's Directors Stock Option Plan adopted by Registrant on
               October 1, 1993 and related documents

 10.03+(A)     Form of Indemnity Agreement used between Registrant and certain of its officers and directors

 10.04+(K)     Form of Indemnity Agreement used between the Registrant and certain of its officers

 10.05(B)      Sublease Agreement dated February 1994 between Registrant and Fujitsu
               America, Inc.

 10.06(B)      Net Lease Agreement dated February 1, 1994 between Registrant and
               Realtec Properties I L.P.

 10.07*(C)     Subscription Agreement dated February 17, 1995, by and among
               Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor
               Manufacturing  Pte. Ltd.

 10.8*(C) Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

 10.9(D)       Supplemental Subscription Agreement dated March 15, 1995, by and among
               Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor

               Manufacturing Pte. Ltd.

 10.10*(D)     Supplemental Manufacturing Agreement dated March 15, 1995, between
               Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

 10.11*(E)     Foundry  Venture  Agreement  dated  July 8,  1995,  by and  among
               Registrant,   S3   Incorporated   and   United   Microelectronics
               Corporation

 10.12*(E)     Foundry Capacity Agreement dated July 8, 1995, by and among
               Registrant, Fabco, S3 Incorporated and United Microelectronics
               Corporation

 10.13*(F)     Foundry Venture Agreement dated September 29, 1995, between Registrant and United Microelectronics Corporation

 10.14*(F)     Foundry Capacity Agreement dated September 29, 1995, by and among
               Registrant, FabVen and United Microelectronics Corporation

 10.15*(F)     Written Assurances Re: Foundry Venture Agreement dated September 29,
               1995 by and among Registrant, FabVen and United Microelectronics
               Corporation

 10.16*(G)     Letter Agreement dated June 26, 1996 by and among Registrant,  S3
               Incorporated and United Microelectronics Corporation

 10.17(H)      Stock Purchase Agreement dated as of June 30, 1996 by and among
               Registrant, S3 Incorporated, United Microelectronics Corporation and
               United Semiconductor Corporation

 10.18*(H)     Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among Registrant, S3 Incorporated, United Microelectronics
               Corporation and United Semiconductor Corporation

 10.19(H)      Side Letter dated July 11, 1996 by and among Registrant, S3
               Incorporated, United Microelectronics Corporation and United
               Semiconductor Corporation

 10.20+(I)     1996 Employee Stock Purchase Plan

 10.21(J)      Letter Agreement dated December 23, 1996 by and among Registrant, S3
               Incorporated, United Microelectronics Corporation and United
               Semiconductor Corporation

 10.22(K)      Trademark  License Agreement dated as of October 17, 1996 between
               Registrant and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997

 10.23(K)      Restated Amendment to FabCo Foundry Venture Agreement dated as of
               February 28, 1997 by and among Registrant, S3 Incorporated, United
               Microelectronics Corporation and United Semiconductor Corporation

 10.24(K)      Letter Agreement dated April 25, 1997 by and among Registrant, S3
               Incorporated, United Microelectronics Corporation and United
               Semiconductor Corporation

 10.25*(K)     Restated  DRAM  Agreement  dated as of February  28, 1996 between
               Registrant and United Microelectronics Corporation

 10.26*(K)     First  Amendment to Restated DRAM Agreement dated as of March 26,
               1996 between Registrant and United Microelectronics Corporation

 10.27*(K)     Second  Amendment to Restated DRAM Agreement dated as of July 10,
               1996 between Registrant and United Microelectronics Corporation

 10.28(K)      Promissory Note and Security Agreement dated March 28, 1997 between
               Registrant and Matrix Funding Corporation

 10.29*(L)     Sale and Transfer Agreement dated as of March 4, 1998

 21.01(M)      Subsidiaries of Registrant

 23.01(M)      Consent of PricewaterhouseCoopers LLP (San Jose, California)

 23.02(M)      Consent of PricewaterhouseCoopers (Hsinchu, Taiwan, R.O.C.)

 27.01(M)      Financial Data Schedule

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

(M)  THE DOCUMENT REFERRED TO IS FILED HEREWITH.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALLIANCE SEMICONDUCTOR CORPORATION

June 30, 1999          By:    /S/ N. DAMODAR REDDY
                              ------------------------------------------
                              N. Damodar Reddy
                              Chairman of the Board, President and
                              Chief Executive Officer
                              (Principal Executive Officer)

June 30, 1999          By:    /S/ DAVID EICHLER
                              ------------------------------------------
                              David Eichler
                              Vice President, Finance and Administration and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints N. Damodar Reddy and Bradley A. Perkins or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                 DATE

/S/ N. DAMODAR REDDY         Director, Chairman of the Board,      June 30, 1999
N. Damodar Reddy             President and Chief Executive Officer

/S/ DAVID EICHLER            Vice President, Finance and           June 30, 1999
David Eichler                Administration and Chief Financial
                             Officer

/S/ C. N. REDDY              Director, Chief Operating Officer     June 30, 1999
C. N. Reddy                  and Secretary

/S/ SANFORD L. KANE          Director                              June 30, 1999
Sanford L. Kane

/S/ JON B. MINNIS            Director                              June 30, 1999
Jon B. Minnis

                       ALLIANCE SEMICONDUCTOR CORPORATION
                   Index to Consolidated Financial Statements

                                                                           PAGES
ONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Accountants........................................F-2

   Consolidated Balance Sheets as of March 31, 1999 and 1998................F-3

   Consolidated Statements of Operations for the years ended
   March 31, 1999, 1998 and 1997............................................F-4

   Consolidated Statements of Stockholders' Equity for the
   years ended March 31, 1999, 1998 and 1997................................F-5

   Consolidated  Statements  of Cash Flows for the years
   ended  March 31,  1999, 1998 and 1997....................................F-6

   Notes to Consolidated Financial Statements ..............................F-7

FINANCIAL STATEMENT SCHEDULE:

   Report of Independent Accountants .......................................F-19

   Schedule II - Valuation and Qualifying Accounts..........................F-20

   Financial Statements of United Semiconductor Corporation
   for the Fiscal Year Ended December 31, 1998 and December 31, 1997........F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Alliance Semiconductor Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 26, 1999


                       ALLIANCE SEMICONDUCTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               March 31,
                                         -----------------------
                                            1999        1998
                                         ----------- -----------
                 ASSETS
Current assets:
  Cash and cash equivalents                $6,219      $3,010
  Restricted cash                           5,175       6,512
  Accounts receivable, net                  8,943      15,716
  Inventory                                12,927      32,375
  Deferred income taxes                         -       8,397
    Income tax receivable                      78      17,147
    Related party receivables               1,815           -
  Other current assets                      1,631       1,670
                                         ----------- -----------
   Total current assets                    36,788      84,827

Property and equipment, net                 9,943      11,123
Investment in Chartered Semiconductor      51,596      51,596
Investment in United Semiconductor Corp.   77,310      81,338
Investment in United Silicon, Inc.         16,799      13,701
Other assets                                1,121       1,083
                                         ----------- -----------
   Total assets                          $193,557    $243,668
                                         =========== ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $8,046     $35,714
  Accrued liabilities                       5,325       7,771
  Current portion of long term              1,315       1,463
    obligations
                                         ----------- -----------
   Total current liabilities               14,686      44,948
Long term obligations                         578       1,276
Deferred income taxes                      14,723       8,333
                                         ----------- -----------
   Total  liabilities                      29,987      54,557
                                         ----------- -----------
Commitments and contingencies (Notes 4,
5, 6, 10 and 11)

Stockholders' equity:
  Preferred  stock, $0.01  par  value;
   5,000shares authorized; none
   issued and outstanding                       -           -
  Common stock, $0.01 par value;
   100,000 shares authorized;
   41,609 and 40,450 shares issued and
   outstanding                                416         404

  Additional paid-in capital              185,025     183,099
  Retained earnings (deficit)              (3,505)     18,538
  Accumulated other comprehensive loss    (18,366)    (12,930)
                                         ----------- -----------
    Total stockholders' equity            163,570     189,111
                                         ----------- -----------
     Total liabilities and               $193,557    $243,668
       stockholders' equity              =========== ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     Year Ended March 31,
                               --------------------------------
                                 1999       1998        1997
                               ---------  ----------  ----------
Net revenues                   $47,783    $118,400    $82,572
Cost of revenues                60,231     117,400     84,630
                               ---------  ----------  ----------
  Gross profit (loss)          (12,448)      1,000     (2,058)
Operating expenses:
  Research and development      14,099      15,254     15,012
  Selling, general and          12,652      18,666     10,344
    administrative
                               ---------  ----------  ----------
Loss from operations           (39,199)   (32,920)    (27,414)
Other income, net               14,697        287       1,753
                               ---------  ----------  ----------
Loss before income taxes       (24,502)   (32,633)    (25,661)
Provision (benefit) for          8,397    (11,421)     (8,990)
  income taxes
                               ---------  ----------  ----------
Loss before equity in income   (32,899)   (21,212)    (16,671)
  of USC
Equity in income of USC         10,856     15,475           -
                               ---------  ----------  ----------
Net loss                      $(22,043)   $(5,737)   $(16,671)
                               =========  ==========  ==========
Net loss per share:
  Basic                         $(0.53)     $(0.15)    $(0.43)
                               =========  ==========  ==========
  Diluted                       $(0.53)     $(0.15)    $(0.43)
                               =========  ==========  ==========
Weighted average number
  of common shares:
  Basic                         41,378      39,493     38,653
                               =========  ==========  ==========
  Diluted                       41,378      39,493     38,653
                               =========  ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            Additional Accumulated Retained   Total
                             Common Stock   Paid In      Other     Earnings  Stockholders'
                           ---------------- Capital  Comprehensive  (Deficit) Equity
                           Shares    Amount              Loss
                           --------- ------ -------- -------------- -------  ---------
Balances at March 31,     38,390,310  $383  $178,052           -    $40,946  $219,381
1996
Issuance of common stock
  under employee stock       594,591     7     1,694           -          -     1,701
  plans

Tax benefit on exercise            -     -       266           -          -       266
  of stock options
Cumulative translation             -     -         -        $(83)         -
  adjustments
Net loss                           -     -         -           -    (16,671)
Total comprehensive loss                                                      (16,754)
                           --------- ------ -------- -------------- -------  ---------

Balances at March 31,     38,984,901   390   180,012         (83)    24,275   204,594
1997
Issuance of common stock
  under employee stock     1,465,087    14     3,087           -          -     3,101
  plans

Cumulative translation            -      -         -     (12,847)         -
  adjustments
Net loss                          -      -         -           -     (5,737)
Total comprehensive loss                                                      (18,584)
                           --------- ------ -------- -------------- -------  ---------

Balances at March 31,     40,449,988   404   183,099     (12,930)    18,538   189,111
1998
Issuance of common stock
  under employee stock     1,158,635    12     1,926           -          -     1,938
  plans

Cumulative translation             -     -         -      (5,436)         -
adjustments
Net loss                          -      -         -           -    (22,043)
Total comprehensive loss                                                      (27,479)
                           --------- ------ -------- -------------- -------  ---------

Balances at March 31,     41,608,623  $416  $185,025    $(18,366)   $(3,505) $163,570
1999                       ========= ====== ======== ============== =======  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               Year Ended March 31,
                                      ---------------------------------------
                                         1999          1998         1997
                                      -----------   -----------  ------------
Cash flows from operating activities:
  Net loss                            $(22,043)      $(5,737)    $(16,671)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization         3,789         3,465        2,929
   Equity in income of USC             (10,856)      (15,475)           -
   Gain on sale of USC shares (15,824)

Changes in assets and liabilities:
     Accounts receivable                 6,773         1,111      (12,103)
     Inventory                          19,448        (2,840)         617
     Related party receivables          (1,815)            -            -
     Other assets                        1,001             3          905
     Accounts payable                  (27,668)       16,948      (13,592)
     Accrued liabilities                (2,446)        3,187       (6,915)
     Deferred income tax                25,466         6,238          200
       assets and tax receivable
                                      -----------   -----------  ------------
Net cash provided by (used in)         (24,175)        6,900      (44,630)
operating activities
                                      -----------   -----------  ------------

Cash provided (used in) by investing activities:
  Acquisition of equipment              (2,609)       (3,236)      (3,050)
  Proceeds from sale of (investment
   in) United Semiconductor             31,662       (17,631)     (16,391)
   Corporation shares
  Investment in United Silicon, Inc.    (3,098)            -          187
    Other assets                        (1,000)       (1,000)           -
                                      -----------   -----------  ------------
Net cash provided (used in) by          24,955       (21,867)     (19,254)
investing activities
                                       -----------   -----------  ------------
Cash flows from financing activities:
  Net proceeds from the issuance of      1,938         3,101        1,967
    common stock
  Borrowings (repayments) on long         (846)       (1,101)       3,840
    term obligations
  Restricted cash                        1,337        (1,391)      (5,121)
                                      -----------   -----------  ------------
Net cash provided by financing           2,429            609         686
  activities
                                      -----------   -----------  ------------
Net increase (decrease) in cash and      3,209       (14,358)     (63,198)
  cash equivalents
Cash and cash equivalents at             3,010        17,368       80,566
  beginning of the period
                                      ===========   ===========  ============
Cash and cash equivalents at end of     $6,219        $3,010      $17,368
the period
                                      ===========   ===========  ============

Supplemental disclosures:

  Cash paid (refunded) during the     $(17,736)     $(17,783)     $(9,648)
    period for income taxes
                                      ===========   ===========  ============
    Cash paid for interest                $214          $393           $8
                                      ===========   ===========  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.     THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Alliance Semiconductor Corporation (the "Company" or "Alliance"), a Delaware corporation, designs, develops and markets high performance memory products and memory intensive logic products. The Company sells its products to the desktop and portable computing, networking, telecommunications and instrumentation markets.

The semiconductor industry is highly cyclical and has been subject to significant rapid technological changes at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of selling prices. The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing (such as that occurred with SRAM and DRAM pricing during fiscal year 1999, 1998 and 1997) which is not within the control of the Company and which could have an adverse material effect on the Company's operating results. The Company is unable to predict when or if average selling prices will stabilize.

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

FISCAL YEAR

For purposes of presentation, the Company has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year actually ends on the Saturday nearest the end of March. The fiscal year ended March 31, 1999 contained 53 weeks. The fiscal years ended March 31, 1998 and March 31, 1997 each contained 52 weeks.

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

The Company's investments are primarily money market funds and state and municipal bonds and classified as available for sale securities.

INVENTORIES

During fiscal years 1997, 1998 and the first half of fiscal 1999, the Company experienced a deterioration in the average selling prices and a slowing in demand for SRAM, DRAM and MMUI products. As a result of these factors, the Company recorded pre-tax charges in the first, second and third quarters of fiscal 1999 of approximately $20 million, pre-tax charges in the second, third and fourth quarters of fiscal 1998 aggregating approximately $15 million and pre-tax charges in fiscal 1997 of $17 million. These pre-tax charges were made to reflect a further decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. The Company is unable to predict when or if such decline in prices will stabilize. A continued decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets which range from three to five years.

CONCENTRATION OF RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable.

The Company invests primarily in money market funds and state and municipal bonds. The Company further limits its exposure to these investments by placing such investments with various financial institutions. The Company performs periodic evaluations of these financial institutions.

The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, on occasion, may require letters of credit from its non-US customers. Two customers accounted for approximately 15% and 13% of net revenues for the year ended March 31, 1999 and one customer accounted for approximately 18% of net revenues for the year ended March 31, 1998. No customer accounted for 10% or more of net revenues for the year ended March 31, 1997. At March 31, 1999, two customers accounted for approximately 15% and 12% of accounts receivable. At March 31, 1998, one customer accounted for approximately 27% and another customer accounted for approximately 11% of accounts receivable.

The Company conducts the majority of its business in U.S. dollars and foreign currency translation gains and losses have not been material in any one year. International sales accounted for approximately $24.0 million, $48.5 million, and $29.7 million of net revenues for the years ended March 31, 1999, March 31, 1998 and March 31, 1997, respectively.

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

NET INCOME (LOSS) PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                                            Year Ended March 31,

                                     -----------------------------------
                                         1999        1998         1997
                                     -----------  ----------   ---------

Net loss available to common         $(22,043)     $(5,737)    $(16,671)
  shareholders
                                     ===========  ==========   =========
Weighed average common shares          41,378       39,493       38,653
  outstanding (basic)
Effect of dilutive options                 -           -            -
                                     -----------  ----------   ---------
Weighed average common shares          41,378       39,493       38,653
  outstanding (diluted)
                                     ===========  ==========   =========
Net loss per share:
   Basic                               $(0.53)     $(0.15)      $(0.43)
                                     ===========  ==========   =========
   Diluted                             $(0.53)     $(0.15)      $(0.43)
                                     ===========  ==========   =========


Due to the Company's net loss from continuing operations in 1999, 1998 and 1997, a calculation of EPS assuming dilution is not required. At March 31, 1999 there were 2,741,298 options outstanding to purchase common stock at a weighted average price of $5.37 per share. At March 31, 1998, there were 3,675,431 options outstanding to purchase common stock at a weighted average price of $5.81 per share. At March 31, 1997, there were 4,191,289 options outstanding to purchase common stock at a weighted average price of $3.87 per share.

COMPREHENSIVE INCOME

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income. "Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments. Comprehensive income is being shown in the statement of stockholders' equity.

SEGMENT REPORTING

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company believes the adoption of this statement will not have a significant effect on the results of operations.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

NOTE 2.  BALANCE SHEET COMPONENTS


                                           March 31,
                                  --------------------------
                                     1999          1998
                                  ------------  ------------
                                       (in thousands)
Accounts receivable:
  Trade receivables                 $11,470      $17,726
  Less allowance for doubtful
    accounts and sales
    related reserves                 (2,527)      (2,010)
                                  ------------  ------------
                                     $8,943      $15,716
                                  ============  ============
Inventory:
  Work in process                    $5,119      $17,564
  Finished goods                      7,808       14,811
                                  ------------  ------------
                                    $12,927      $32,375
                                  ============  ============
Property and equipment:
  Engineering and test equipment    $12,725      $11,704
  Computers and software              9,011        7,231
  Furniture and office equipment        778          970
  Land                                  288          288
                                   ------------  ------------
                                     22,802       20,193
Less:  accumulated depreciation     (12,859)      (9,070)
       and amortization
                                  ------------  ------------
                                     $9,943      $11,123
                                  ============  ============


NOTE 3. INVESTMENT IN CHARTERED SEMICONDUCTOR MANUFACTURING LTD. ("CHARTERED")

In February 1995, the Company agreed to purchase shares of Chartered for $10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to $51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab2. The Company has paid all installments to Chartered. Chartered is a private company based in Singapore that is controlled by entities affiliated with the Singapore government. The Company is accounting for this investment using the cost method of accounting. The Company owns approximately 2.1% of the equity of Chartered.

NOTE 4.  INVESTMENT IN UNITED SEMICONDUCTOR CORPORATION ("USC")

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last payment, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company had the right to receive up to another 665 million NTD (approximately US$20.4 million) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 15.1% of the outstanding shares. To the extent USC experiences operating income or losses and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During fiscal 1999, the Company recorded $10.9 million of equity in income of USC, as compared to $15.5 million recorded during fiscal 1998.

The Company is accounting for this investment using the equity method of accounting with a ninety-day lag in recording the Company's share of results for the entity. The Company had not recorded its share of USC's net income for the two-year period ended December 31, 1996, as it was immaterial.

Summarized financial information, using the respective year-end exchange rate for the financial position and an average exchange rate for the respective year for results of operations, for USC at December 31, 1998 and 1997, is as follows (in thousands):


                           December 31,
                    ---------------------------
Financial Position     1998           1997
                    ------------   ------------
Current assets      US$392,340     US$348,414
Non-current assets     532,360        369,329
Current liabilities    149,985        127,506
Non-current            228,924        159,184
  liabilities
Stockholders'          544,791        431,053
  equity

 Results of Operations
Sales                US$366,588     US$340,060
Gross Profit            156,077        154,465
Net income              114,740        138,873


NOTE 5.  INVESTMENT IN UNITED SILICON, INC. ("USIC")

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, USIC, for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The facility has commenced volume production utilizing advanced sub-micron semiconductor manufacturing processes. The contributions of the Company and other parties shall be in the form of equity investments, representing an initial ownership interest of approximately 5% for each US$30 million invested. The Company had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the Company had but did not exercise the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. The Company made a third installment payment of approximately 106 million NTD (or approximately US$3.1 million) in July 1998. After the third installment, the Company owns approximately 3.21% of the outstanding shares of USIC and has the right to purchase approximately 3.7% of the manufacturing capacity of the facility. The Company is accounting for this investment using the cost method of accounting.

NOTE 6.  LONG TERM OBLIGATIONS, LEASES AND COMMITMENTS

OPERATING LEASES

The Company leases its headquarters facility under an operating lease which expires in September 1999. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. In addition, the Company also leases sales and design center offices under operating leases which expire in between 1999 and 2007, and leases other sales offices on month-to-month leases.

Future minimum rental payments under these leases are as follows:


    Fiscal       (in
    Year     thousands)
------------------------
2000            $315
2001             100
2002             115
2003             115
2004             118
Thereafter       398
------------------------
Total         $1,161
payments
========================

Rent  expense  for  fiscal  1999,  1998  and 1997 was  $635,000,  $484,000,  and
$437,000, respectively.

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

The Company entered into a financing arrangement with respect to its purchase and maintenance of certain business software applications, under which the Company is obligated to make quarterly payments of approximately $96,000 through late 2001, subject to certain contingencies.

PURCHASE COMMITMENTS

At March 31, 1999, the Company had approximately $18.0 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.

LETTERS OF CREDIT

At March 31, 1999, approximately $5.2 million in standby letters of credit were outstanding and expire through June 30, 1999, secured by restricted cash and short term investments.

NOTE 7.  PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) for income taxes is comprised of the following:


                                 March 31,
                    ------------------------------------
                      1999         1998         1997
                    ----------  -----------  -----------
                              (in thousands)
Current:
  Federal                -      $(20,173)     $(17,419)
  State                  -             -             -
                    ----------  -----------  -----------
                         -       (20,173)      (17,419)
Deferred:
  Federal           $8,397         8,752         8,529
  State                  -             -          (100)

                     ----------  -----------  -----------

   Total provision  $8,397      $(11,421)     $(8,990)
   (benefit)
                    ==========  ===========  ===========

In addition to the provision (benefit) for taxes noted above, deferred taxes of $6.4 million, $8.3 million, and $0 million for the years ended March 31, 1999, 1998 and 1997, respectively, are recorded as part of the equity in income of USC.

Deferred tax assets (liabilities) comprise the following:

                              March 31,
                        ---------------------
                          1999       1998
                        ---------  ----------
                            (in thousands)
Inventory reserves        $5,267     $5,127
Accrued expenses and       3,226      2,310
  reserves
NOL carry forward          8,531          -
Other                        791        960
                        ---------  ----------
  Gross deferral tax      17,815      8,397
    assets
                        ---------  ----------
Investment in USC        (14,723)   (8,333)
                        ---------  ----------
Deferred tax asset
  valuation
  allowance              (17,815)        -
                        =========  ==========
                        $(14,723)     $64
                        =========  ==========

The provision (benefit) for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

                                       Year Ended March 31,
                             -----------------------------------------
                                 1999         1998           1997
                             ------------  ------------  -------------
                                (in thousands, except percentages)

Federal  statutory rate             35%          35%            35%
Tax at federal statutory       $(8,531)    $(11,421)       $(8,981)
  rate
State taxes, net of federal          -            -           (291)
  benefit
Valuation allowance on
  prior year deferred tax        8,397            -              -
  asset
Current year losses and
  timing differences with        8,531            -              -
  no tax benefit  recognized
Other, net                           -            -            282
                             ------------  ------------  -------------
  Total                          $8,397     $(11,421)      $(8,990)
                             ============  ============  =============

Due to the uncertainty of the realization of the deferred tax assets, the Company has provided a full valuation allowance on the deferred tax assets at March 31, 1999. Upon recognition of the Company's deferred tax assets, approximately $0.3 million will be credited directly to equity as a result of previous exercises of non qualified stock options and disqualifying dispositions of incentive stock options.

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

The following table summarizes grant and stock option activity under the Plan and the Directors' Plan for fiscal years 1999, 1998 and 1997.

                         Options           Options Outstanding
                                      -------------------------------
                        Available       Shares     Weighted Average
                        for Grant                       Prices
                      --------------  -----------  ------------------
  Balance at March      2,670,145      4,138,824         $4.06
  31, 1996
    Options granted    (1,846,738)     1,846,738          7.25
    Options canceled    1,387,389     (1,387,389)         9.79
    Options exercised           -       (406,884)         0.98
                      --------------  -----------  ------------------
  Balance at March      2,210,796      4,191,289         $3.87
  31, 1997
    Options granted    (1,588,504)     1,588,504          8.18
    Options canceled      736,197       (736,197)         6.77
    Options exercised           -     (1,368,165)         2.12
                      --------------  -----------  ------------------
  Balance at March      1,358,489      3,675,431         $5.81
  31, 1998
    Options granted    (1,405,150)     1,405,150          3.52
    Options canceled    1,352,324     (1,352,324)         7.23
    Options exercised         -         (986,959)         1.56
                      ==============  ===========  ==================
  Balance at March      1,305,663      2,741,298         $5.37
  31, 1999
                      ==============  ===========  ==================

As of March 31, 1999, options to purchase approximately 546,187 shares of Common stock were exercisable. Options granted vest over a period of four to five years.

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 1999, 1998, and 1997 was $2.44, $4.90, and $2.44 per option, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 1999, and related weighted average exercise price and contractual life information are as follows:


                  Outstanding and Exercisable by Price Range

                  Number        Weighted      Weighted    Number Vested    Weighted
  Range of     Outstanding      Average       Average          and         Average
  Exercise     As of March     Remaining     Exercise      Exercisable     Exercise
   Prices        31, 1999     Contractual      Price       As of March       Price
                                  Life                       31, 1999
-------------  -------------  -------------  -----------  ---------------  -----------
  $2.09 -        602,200           5.46         $2.31             0           $0.00
   $2.50
  $2.56 -        497,250           7.00         $3.44             0           $0.00
   $4.06
  $4.16 -        230,900           4.55         $4.57        48,900           $4.64
   $4.91
  $5.13 -        146,000           4.06         $5.63        35,000           $5.72
   $6.25
  $6.31 -        468,248           2.22         $6.79       287,437           $6.84
   $6.88
  $7.00 -        486,700           4.11         $7.51       121,550           $7.57
   $8.00
  $8.09 -        310,000           4.36         $9.38        53,300           $9.38
   $13.63
-------------  -------------  -------------  -----------  ---------------  -----------
  $2.09 -      2,741,298           4.67         $5.37       546,187           $6.98
   $13.63
=============  =============  =============  ===========  ===============  ===========

The following assumptions are included in the estimated grant date fair value calculations for stock options:


                   1999          1998           1997
                 ----------   ------------  --------------
Expected life    5.00 years    5.00 years     5.25 years
Risk-free           5.7%          6.0%           6.3%
  interest rate
Volatility         88.0%         65.0%          58.0%
Dividend yield      0.0%          0.0%           0.0%

EMPLOYEE STOCK PURCHASE PLAN

In September 1996, the Company and its shareholders approved an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its designated subsidiaries to purchase shares of Common Stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the Common Stock at the date of commencement of the offering period or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 fair market value. Of the 750,000 shares of Common Stock authorized under the ESPP, 171,676, 96,922 and 35,983 shares were issued during fiscal 1999, 1998 and 1997, respectively.

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


                   1999         1998            1997
                 ----------  ------------   -------------
Expected life     6 months     6 months        6 months
Risk-free           4.9%         5.4%            5.5%
  interest rate
Volatility         88.0%        65.0%           58.0%
Dividend yield      0.0%         0.0%            0.0%

The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase Common Stock under the ESPP granted in fiscal 1999, 1998 and 1997 was $2.55, $3.04 and $7.99 per share, respectively.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors' Plan and its ESPP, the Company's pro forma net income (loss) and net income (loss) per share for the years ended March 31, 1999, 1998 and 1997, would have been as follows (in thousands, except per share data):


                                  March 31,
                     ------------------------------------
                        1999        1998         1997
                     -----------  ----------  -----------
Pro forma net loss:  $(23,231)    $(8,153)    $(18,795)
Pro forma net loss
  per share:
  Basic               $(0.56)      $(0.21)       $(0.49)
  Diluted             $(0.56)      $(0.21)       $(0.49)

The pro forma effect on net income (loss) and net income (loss) per share for fiscal 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in the future years because it does not take into consideration pro forma compensation expense related to grants prior to fiscal 1996.

NOTE 9.  401(K) SALARY SAVINGS PLAN

Effective May 1992, the Company adopted the Salary Savings Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, the Company agreed to match up to 50% of the first 6% of the employee contribution to a maximum of $2 thousand annually per employee. The Company's matching contribution vests over five years.

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

In December 1996, Alliance Semiconductor International Corporation, a wholly-owned subsidiary of the Company ("ASIC") was served with a complaint alleging that ASIC has infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. A trial date has been set by the Court for January 2000. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD Patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

In July 1998, the Company learned that a default judgment may be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment.

NOTE 11.  ANTIDUMPING PROCEEDING (TAIWAN-MANUFACTURED SRAMS AND DRAMS)

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the

Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition. At March 31, 1999, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. The Company received preliminary producer and importer questionnaires from the ITC, and submitted responses to such questionnaires in November 1998. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the established deadline. In January 1999, the DOC decided to limit the number of respondents investigated and notified Alliance that it would not be separately investigated. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company will post a bond to cover deposits on such entries. The DOC is currently scheduled to complete its investigation by late 1999. If the DOC final determination of dumping and the ITC final determination of injury are affirmative, the DOC will issue an antidumping duty order. Under any such order, the Company's imports of Taiwan-fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the final "all others" rate of the entered value of such DRAMs. If either agency's final determination is negative, the investigation will be terminated, the suspension of liquidation lifted, and the bond released. If an antidumping duty order is issued, in late 2000 the Company will have an opportunity to request a review of its sales of Taiwan-fabricated DRAMs from approximately May 1999 through November 2000 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on entries during the Review Period will remain undetermined until the conclusion of the review in late 2001, which would determine a Company-specific antidumping duty margin. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the final "all others" rate determined in the original investigation, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, with interest. If, on the other hand, the DOC found a higher Company-specific rate, the Company would have to pay the difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect, with interest. (In either case, the Company also would be responsible to antidumping duties in the amount of the revised margin with respect to its imports covered by the bond.) A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

Note 12.  RELATED PARTY TRANSACTIONS

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1,735,000. The loans to officers were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest are due on December 31, 1999 and interest is accrued at rates ranging from 5.50% to 5.58% per annum. As of March 31, 1999, $1,735,000 was outstanding under these loans with accrued interest of $80,000.

Note 13.  GEOGRAPHIC INFORMATION

The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer's location.

                           Year Ended March 31,
                    ------------------------------------
                      1999         1998         1997
                    ----------  -----------  -----------
                              (in thousands)
United States       $23,770      $68,985       $52,908
Taiwan               6,061        24,966        14,962
Asia (except         9,076        11,262         7,984
   Taiwan)
Europe               8,567        12,240         5,781
Rest of world          310           947           937
                    ----------  -----------  -----------
   Total            $47,783     $118,400       $82,572
                    ----------  -----------  -----------

Note 14.  SUBSEQUENT EVENTS (UNAUDITED)

USC SHARE DIVIDEND DISTRIBUTION

In April 1999, USC issued 46 million shares to the Company by way of dividend distribution. A distribution was also made to certain other entities and employees resulting in the Company's ownership interest in USC declining from approximately 15.1% to 14.8%.

ACQUISITION OF MAVERICK NETWORKS BY BROADCOM CORPORATION

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company will record a gain in the first quarter of fiscal 2000 of approximately $52 million, before taxes. Subsequent to the transaction date, the Company's investment in Broadcom Corporation will be accounted for as "available for sale" securities in accordance with FAS 115. The Company will be able to sell up to 90% of the Broadcom shares after the date upon which 30 days of combined results of Broadcom Corporation and Maverick Networks have been publicly reported. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches the merger agreement or misrepresented information in the transaction.

NEW FACILITIES LEASE

In June 1999, the Company signed a seven year lease for a new 56,000 square foot corporate headquarters located in Santa Clara, California. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. Future minimum lease payments under this lease are as follows:


 Fiscal         (in
  Year       thousands)
------------------------
2000          $1,019
2001           1,389
2002           1,431
2003           1,474
2004           1,518
Thereafter     3,579
------------------------
Total        $10,410
payments
========================

UMC ANNOUNCEMENT

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC, a publicly-traded company in Taiwan. According to the proposed terms of the merger, Alliance will receive 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC and approximately
35.6 million shares of UMC stock for its 48.1 million shares or 3.2% ownership of USIC. UMC has indicated that they expect to have approximately 8.8 billion shares outstanding as of the closing date of the merger. The merger is subject to shareholders and government approval and is expected to close before the end of 1999. The UMC shares received by Alliance are expected to be subject to a six-month "lock-up" or no trade period before the shares become freely tradable in Taiwan.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Alliance Semiconductor Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 26, 1999, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(1)(I) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 26, 1999


                       ALLIANCE SEMICONDUCTOR CORPORATION
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT                          BALANCE
              DESCRIPTION                BEGINNING     ADDITIONS  REDUCTIONS AT END
                                         OF PERIOD                           OF PERIOD
                                        -------------  ---------  ---------  ----------
YEAR ENDED MARCH 31, 1999
  Allowance  for doubtful  accounts and    $2,010       $3,193     $(2,676)    $2,527
   sales-related reserves
  Inventory    related   reserves   for
   excess and  obsolescence;  and lower   $14,967      $20,437    $(19,703)   $15,701
   of cost or market issues

YEAR ENDED MARCH 31, 1998
  Allowance  for doubtful  accounts and      $650       $7,512     $(6,152)    $2,010
   sales-related reserves
  Inventory    related   reserves   for
   excess and  obsolescence;  and lower   $40,732      $15,154    $(40,919)   $14,967
   of cost or market issues

YEAR ENDED MARCH 31, 1997
  Allowance  for doubtful  accounts and    $3,102       $5,803     $(8,255)      $650
   sales-related reserves
  Inventory    related   reserves   for
   excess and  obsolescence;  and lower   $53,555      $16,918    $(29,741)   $40,732
   of cost or market issues

            Financial Statements of United Semiconductor Corporation for the Fiscal Year Ended December 31, 1998 and December 31, 1997.

          UNITED SEMICONDUCTOR CORPORATION

          FINANCIAL STATEMENTS

          DECEMBER 31, 1998 AND 1997

[IMAGE OMMITED]
PRICEWATERHOUSECOOPERS  [LOGO]                2/F No. 11 Innovation Rd., 1
                                              Science-Based Industrial Park
                                              Hsinchu, Taiwan, Republic of China
                                              Tel:(03) 578-0205
                                              Fax:(03) 577-7985

January 22, 1999
(99)B.L36P4065



To the Board of Directors of United Semiconductor Corporation



We have examined the accompanying balance sheets of United Semiconductor Corporation as of December 31, 1998 and 1997, and the related statements of income, of changes in stockholders' equity and of cash flows for the years then ended. Our examinations were made in accordance with the "Rules Governing the Certification of Financial Statements by Certified Public Accountants" and generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.


In our opinion, the financial statements examined by us present fairly the financial position of United Semiconductor Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles consistently applied.


/S/ PRICEWATERHOUSECOOPERS

                                      ~1~

                            UNITED SEMICONDUCTOR CORPORATION
                            --------------------------------
                                     BALANCE SHEET
                                     -------------
                                      DECEMBER 31,
                                      ------------
                       (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)


                                                            1998              1997
                                                         -----------       -----------
ASSETS
Current Assets
     Cash and cash equivalents (Note 4(1))               $ 7,516,907       $ 5,469,227
     Marketable securities (Note 4(2))                     3,138,393         3,190,746
     Notes receivable -- third parties                           189              --
                      -- related parties (Note 5)              8,352               781
     Accounts receivable
          third parties (Note 4(3))                          778,399           937,320
          related parties (Note 5)                           436,937           939,664
     Other receivables                                       165,146            88,905
     Inventories (Note 4(4))                                 665,344           511,486
     Prepaid expenses                                          7,803            17,669
     Other current assets (Note 4(12))                        93,353           230,381
                                                         -----------       -----------
                                                          12,810,823        11,386,179
                                                         -----------       -----------
Long-Term  Investments  (Note  4(5))
     Long-term  investment                                   105,759              --
     Prepaid long-term investment                            250,400              --
                                                         -----------       -----------
                                                             356,159              --
                                                         -----------       -----------

Property, Plant and Equipment (Notes 4(6) and 6)
Cost
     Machinery and equipment                              18,591,271        10,169,495
     Transportation equipment                                  3,206             3,206
     Furniture and fixtures                                  217,742           130,771
     Leasehold improvements                                   10,966            10,966
     Other equipment                                          40,974            14,270
                                                         -----------       -----------
                                                          18,864,159        10,328,708
     Acculmulated depreciation                            (4,452,290)       (1,944,961)
     Construction in progress and prepayments                967,065         2,460,306
                                                         -----------       -----------
                                                          15,378,934        10,844,053
Tangible Asset                                           -----------       -----------

     Other intangible assets                                 813,455         1,037,500
                                                         -----------       -----------
Other Assets
     Deposit -- out                                            1,475            30,979
     Preferred expense                                       134,044            54,027
     Preferred income tax assets (Note 4(12))                238,121           103,102
     Other assets                                              2,231              --
                                                         -----------       -----------
                                                             375,871           188,108
                                                         -----------       -----------
TOTAL ASSETS                                             $29,735,242       $23,455,840
                                                         ===========       ===========


                                                             1998             1997
                                                         -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term loans (Note 4(7))                        $   781,944       $ 1,911,632
     Notes payable (Note 5)                                     --             125,209
     Accounts payable -- third parties                       461,646           513,371
                      -- related parties (Note 5)             23,634            21,485
     Accrued expenses (Notes 5)                              811,301           578,013
     Other payables                                        1,213,782           359,172
     Current portion of long-term loans (Note 4(8))        1,571,458           656,744
     Other current liabilities                                 6,607             1,268
                                                         -----------       -----------
                                                           4,870,372         4,166,894
                                                         -----------       -----------
Long-term Liabilities
     Long-term loans (Note 4(8))                           7,041,589         5,190,525
                                                         -----------       -----------
Other  Liabilities
     Accrued pension liabilities                              24,958            11,619
                                                         -----------       -----------

Total Liabilities                                         11,936,919         9,369,038
                                                         -----------       -----------

Stockholders' Equity
     Common stock (Note 4(10))                            13,367,809        10,000,000
     Capital reserve generated from the gain on
        disposal of fixed assets                                  40                40
     Retained earnings (Note 4(11))
            -- Legal reserve                                 408,676              --
            -- Unappropriated earnings                     4,022,045         4,086,762
     Cumulative translation adjustment                          (247)             --
                                                         -----------       -----------
Total stockholders' equity                                17,798,323        14,086,802
                                                         -----------       -----------
Commitments and Contingent Liabilities (Note 7)




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $29,735,242       $23,455,840
                                                         ===========       ===========


      The accompanying notes are an integral part of these financial statements.

                                          ~2~

                        UNITED SEMICONDUCTOR CORPORATION
                               STATEMENT OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                    (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS
                         EXCEPT EARNINGS PER SHARE DATA)

                                                          1998             1999
                                                      ------------    ------------
Operating Revenues
  Sales revenues                                      $ 12,614,679    $ 10,003,022
  Sales returns                                           (186,848)        (21,216)
  Sales allowance                                         (634,954)       (302,184)
                                                      ------------    ------------
  Net sales                                             11,792,877       9,679,622
  Other operating revenues                                 183,553          81,542
                                                      ------------    ------------
  Net operating revenues                                11,976,430       9,761,164
                                                      ------------    ------------
Operating Cost
  Cost of goods sold                                    (6,748,200)     (5,278,405)
  Other operating cost                                    (129,181)        (38,604)
                                                      ------------    ------------
                                                        (6,877,381)     (5,317,009)
                                                      ------------    ------------
Gross Profit                                             5,099,049       4,444,155
                                                      ------------    ------------
Operating Expenses
  Selling expenses                                        (218,789)        (88,841)
  Administrative expenses                                 (214,364)       (265,943)
  Research and development expenses                       (701,179)       (443,866)
                                                      ------------    ------------
                                                        (1,134,332)       (798,650)
                                                      ------------    ------------
Operating Income                                         3,964,717       3,645,505
                                                      ------------    ------------
Non-operating Income
  Interest income                                          368,695         264,153
  Dividends revenue                                         28,010          21,420
  Gain on disposal of investment                            41,516          16,956
  Foreign exchange gain                                       --           397,616
  Gain on reverse of allowance on inventory loss            59,540            --
  Other income                                               5,370           6,853
                                                      ------------    ------------
                                                           503,131         706,998
                                                      ------------    ------------
Non-operating Expenses
  Interest expense                                        (464,199)       (354,973)
  Foreign exchange loss                                    (71,071)           --
  Provision for loss on obsolescence of inventories           --           (50,562)
  Financial expense                                        (10,919)           (391)
  Other loss                                              (103,307)           (419)
                                                      ------------    ------------
                                                          (649,496)       (406,345)
                                                      ------------    ------------
Income before income tax                                 3,818,352       3,946,158
Income tax (expense) benefit (Note 4(12))                  (69,803)         84,057
                                                      ------------    ------------
Net income                                            $  3,748,549    $  4,030,215
                                                      ============    ============

Earnings per share (Note 4(13))
  Net income                                          $       2.80    $       3.01
                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                                      ~3~

                                    UNITED SEMICONDUCTOR CORPORATION
                                    --------------------------------
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              --------------------------------------------
                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                               (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                                     Retained Earnings
                                                                                     -----------------
                                                                                              Unappropriated
                                            Common Stock   Capital Reserve    Legal Reserve      Earnings
                                            ------------   ---------------    -------------      --------
Balance at January 1, 1997                  $ 10,000,000        $ --              $   --        $    56,587
Net income for 1997                                 --            --                  --          4,030,215
Transfer of the gain on disposal of
     fixed assets to capital reserve                --            40                  --                (40)
                                            ------------        ----              --------      -----------
Balance at December 31,1997                   10,000,000          40                  --          4,086,762
Appropriation of 1997 earnings:
     Appropriation for legal reserve                --            --               408,676         (408,676)
     Capitalization of employees' bonus          367,809          --                  --           (367,809)
     Directors' and supervisors'
         remuneration                               --            --                  --            (36,781)
     Stock dividends                           3,000,000          --                  --         (3,000,000)
Net income for 1998                                 --            --                  --          3,748,549
Accumulative translation adjustment                 --            --                  --               --
                                            ------------        ----              --------       -----------
Balance at December 31, 1998                 $13,367,809        $ 40              $408,676       $ 4,022,045
                                            ============        ====              ========       ===========

                                            Cumulative Translation
                                            Adjustment from Long-       Total Stock-
                                               Term Investments        holders' Equity
                                               ----------------        ---------------
Balance at January 1, 1997                         $ --                 $10,056,587
Net income for 1997                                  --                   4,030,215
Transfer of the gain on disposal of
     fixed assets to capital reserve                 --                        --
                                                   ----                 -----------
Balance at December 31,1997                          --                  14,086,802
Appropriation of 1997 earnings:
     Appropriation for legal reserve                 --                        --
     Capitalization of employees' bonus              --                        --
     Directors' and supervisors'
         remuneration                                --                     (36,781)
     Stock dividends                                 --                        --
Net income for 1998                                  --                   3,748,549
Accumulative translation adjustment                 (247)                      (247)
                                                   -----                -----------
Balance at December 31, 1998                       $(247)               $17,798,323
                                                   =====                ===========

     The accompanying notes are an integral part of these financial statements.

                                         ~4~

                        UNITED SEMICONDUCTOR CORPORATION

                            STATEMENT OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                          1998          1999
                                                                      -----------    -----------
Operating activities:
  Net income                                                          $ 3,748,549    $ 4,030,215
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities
    Depreciation                                                        2,510,951      1,591,371
    Amortization                                                          363,314        320,071
    (Reverse of) Provision for loss on obsolescence of inventories        (47,943)        38,403
    Loss (gain) on disposal of fixed assets                                    15            (40)
    Fixed assets transferred to expenses                                    4,759         26,516
    Changes in asset and liability accounts:
      Accounts and notes receivable                                       653,888     (1,026,445)
      Other receivables                                                   (76,241)       (24,017)
      Inventories                                                        (105,915)       (64,203)
      Prepaid expenses                                                      9,866         (5,673)
      Other current assets                                                137,028       (208,429)
      Deferred income tax assets                                         (135,019)       116,684
      Other assets                                                         (2,231)          --
      Accounts and notes payable                                         (174,785)       213,748
      Accrued expenses and other payable                                  233,288        283,571
      Other current liabilities                                              (908)         5,911
      Accrued pension liabilities                                          13,339         11,619
                                                                      -----------    -----------
  Net cash provided by operating activities                             7,131,955      5,309,302
                                                                      -----------    -----------
Investing activities:
  Acquisition of fixed assets                                          (6,280,177)    (4,644,743)
  Proceeds from disposal of fixed assets                                     --            9,180
  Decrease (increase) in marketable securities                             52,353     (2,987,926)
  Increase in long-term investment                                       (356,406)          --
  Increase in deferred expense and intangible assets                     (128,858)       (25,882)
  Decrease (increase) in deposit-out                                       29,504           (915)
                                                                      -----------    -----------
  Net cash used in investing activities                                (6,683,584)    (7,650,286)
                                                                      -----------    -----------

                                      ~5~

                        UNITED SEMICONDUCTOR CORPORATION

                      STATEMENT OF CASH FLOWS (CONTINUED)

                        FOR THE YEARS ENDED DECEMBER 31,

                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                1998           1999
                                                            -----------    -----------
Financing activities:
 (Decrease) increase in short-term loans                     (1,129,688)     1,750,112
 Proceeds from long-term loans                                2,765,778      1,517,771
 Appropriation of directors' and supervisors' remuneration      (36,781)          --
                                                            -----------    -----------
Net cash provided by financing activities                     1,599,309      3,267,883
                                                            -----------    -----------
Net increase in cash and cash equivalents                     2,047,680        926,899
Cash and cash equivalents at the beginning of year            5,469,227      4,542,328
                                                            -----------    -----------
Cash and cash equivalents at the end of year                $ 7,516,907    $ 5,469,227
                                                            ===========    ===========


Supplemental disclosures of cash flow information
 Cash paid for interest (excluding interest capitalized)    $   444,233    $   345,781
                                                            ===========    ===========
 Cash paid for income tax                                   $     1,744    $    51,501
                                                            ===========    ===========
Investing activities partially paid by cash
Acquisition of fixed assets                                 $ 7,154,510    $ 3,445,946
Add:  payable at the beginning of year                          352,925      1,551,722
Less: payable at the end of year                             (1,213,782)      (352,925)
      Fixed assets exchange                                     (13,476)          --
                                                            -----------    -----------
Cash paid                                                   $ 6,280,177    $ 4,644,743
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                      ~6~

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)


1. HISTORY AND ORGANIZATION

   United Semiconductor Corporation was incorporated as a company limited by shares on October 6, 1995 and commenced its operations in June, 1996. As of December 31, 1998, the paid-in capital is $13,367,809. The Company's major business activities are as follows:

   a. Semiconductor and semiconductor device foundry;

   b. Providing the mask tooling, package, burn-in, and testing services for the above-mentioned products; and

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

   Cash equivalents

   Cash equivalents are short-term, highly liquid investments, which are readily convertible to known amounts of cash and with maturity dates that do not present significant risk of changes in value because of changes in interest rates.

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

                                      ~7~

   Inventories

   Inventories, except raw materials stated at actual, are stated at standard cost which is adjusted to actual cost based on weighted average method at month end. Inventories are valued at the lower of cost or market value at the year end. An allowance for loss on obsolescence and decline in market value is provided when necessary.

   Long-term investments

   A. If the investee company is listed and the Company owns less than 20% of the outstanding shares and has no significant influence on operational decisions of the listed company, such investment is accounted for by the lower of cost or market value method. The unrealized loss resulting from the decline in market value of such investment is deducted from stockholders' equity. The Company's investment in a company which is not listed is accounted for under the cost method.

   B. Investment income or loss from investments in both listed and unlisted companies is accounted for under equity method provided that the Company owns over 20% of the outstanding shares or has significant influence on operational decisions of the listed and unlisted companies.

   C. For long-term investments in which the Company owns more than 50% of the subsidiary, consolidated financial statements are prepared, if the total assets and the operating income of the subsidiary are less than 10% of the respective nonconsolidated total assets and income of the Company, the subsidiary's financial statements are not consolidated and instead are accounted for using the equity method. Irrespective of the above test, when the total combined assets or operating income of all such nonconsolidated subsidiaries constitute more than 30% of the Company's nonconsolidated total assets or income, then each individual subsidiary with total assets or operating income greater than 3% of the Company's respective nonconsolidated total assets and income is included in the consolidation.

   D. In evaluation of overseas long-term investment, the cumulative translation adjustment derived form the investee's foreign currency financial statements is treated as adjusted item of the Company's stockholders' equity account.

   Property, plant and equipment

   A. Property,  plant and  equipment are stated at cost.  Interest  incurred on
      loans  used  to  finance  the   construction  of  property  and  plant  is
      capitalized and depreciated accordingly.

                                      ~8~

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

   Intangible assets

   A. Technology knowhow was provided by a major shareholder as part of paid-in capital. The asset is amortized over five years on the straight-line method starting from the date of operation.

   B. Royalties are stated at cost and amortized on a straight-line basis over the contract period.

   Deferred charges

   Deferred charges are stated at cost and amortized on a straight-line basis over the following years: software - 3 years; organization cost - 5 years.

Retirement plan

   A. The Company has a non-contributory and funded defined benefit retirement plan covering all its regular employees.

   B. The net pension cost is computed based on an actuarial valuation in accordance with the provision of FASB No. 18 of the R.O.C., which requires consideration of cost components such as service cost, interest cost, expected return on plan assets and amortization of net obligation at transition.

   Income tax

   Income tax is provided based on accounting income after adjusting for permanent differences. The provision for income tax includes deferred tax resulting from items reported in different periods for tax and financial reporting purposes and from investment tax credits. A valuation allowance is provided for deferred tax asset to the extent that it is more likely than not that the tax benefits will not be realized. Deferred tax assets or liabilities are further classified into current or noncurrent items and are presented in the financial statements as net balance. Over or under provision of prior years' income tax liabilities are included in the current year's income tax expense.

3. EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES
   None.

4. CONTENTS OF SIGNIFICANT ACCOUNTS

                                      ~9~

(1) CASH AND CASH EQUIVALENTS

                                                            December 31
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Cash:
Cash on hand                                         $    2,355       $    1,817
Demand accounts                                         387,694           58,655
Checking accounts                                       169,402           16,607
Time deposits                                         6,054,016        5,342,348
                                                     ----------       ----------
                                                      6,613,467        5,419,427

Cash equivalents:
Bonds with repurchase agreement                         903,440           49,800
                                                     ----------       ----------
                                                     $7,516,907       $5,469,227
                                                     ==========       ==========


(2) MARKETABLE SECURITIES

                                                             December 31
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Mutual funds                                         $  199,040       $  251,393
Listed equity securities stocks                       2,939,353        2,939,353
                                                     ----------       ----------
                                                     $3,138,393       $3,190,746
                                                     ==========       ==========


(3) ACCOUNTS RECEIVABLE - NET
                                                             December 31
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
Accounts receivable -- third parties                   $ 863,417      $ 959,159
Less: Allowance for doubtful accounts                    (20,982)       (21,839)
      Allowance for sales returns and discounts          (64,036)          --
                                                       ---------      ---------
                                                       $ 778,399      $ 937,320
                                                       =========      =========


(4) INVENTORIES
                                                              December 31
                                                       ------------------------
                                                          1997           1998
                                                       ---------      ---------
Raw materials, supplies and spare parts                $  88,653      $ 226,426
Work in process                                          445,414        315,274
Finished goods                                           171,737         58,189
                                                       ---------      ---------
                                                         705,804        599,889

Less: Allowance for loss on obsolescence                 (40,460)       (88,403)
                                                       ---------      ---------
                                                       $ 665,344      $ 511,486
                                                       =========      =========

                                      ~10~

(5) LONG-TERM INVESTMENT

                                                                            December 31,
                                                         --------------------------------------------------
                                                                  1998                       1997
                                                         ------------------------  ------------------------
                                                                     Percentage                Percentage
    Investee Company                                       Amount   of ownership    Amount    of ownership
    ----------------                                     ----------  ------------  ----------  ------------
    Investment accounted for under equity
    method:
         UMC-USA                                         $106,006         20%      $   --            --
         Cumulative translation adjustment                   (247)                     --
                                                         --------                  --------
         Subtotal                                         105,759                      --
                                                         --------                  --------

    Prepaid long-term investment:
         Industrial Bank of Taiwan                        250,000                      --
         SBIP Administration Recycle Co.                      400                      --
                                                         --------                  --------
    Subtotal                                              250,400                      --
                                                         --------                  --------
    Grand total                                          $356,159                  $   --
                                                         ========                  ========


(6) PROPERTY, PLANT AND EQUIPMENT

                                                                                            December 31, 1998
                                                                        ------------------------------------------------------------
                                                                                                Accumulated
                                                                            Cost                depreciation             Book value
                                                                        ------------            ------------            ------------
Machinery and equipment                                                 $ 18,591,271            $ (4,387,198)           $ 14,204,073
Transportation equipment                                                       3,206                  (1,122)                  2,084
Furniture and fixtures                                                       217,742                 (53,978)                163,764
Leasehold improvements                                                        10,966                  (4,142)                  6,824
Other equipment                                                               40,974                  (5,850)                 35,124
Construction in progress and prepayments                                     967,065                    --                   967,065
                                                                        ------------            ------------            ------------
                                                                        $ 19,831,224            $ (4,452,290)           $ 15,378,934
                                                                        ============            ============            ============


                                                                                            December 31, 1997
                                                                        ------------------------------------------------------------
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
                                                                        ============            ============            ============


Interest expense amounting to $118,745 and $24,321 were capitalized in 1998 and 1997, respectively.

                                      ~11~

(7)     SHORT-TERM LOANS

                                                      December 31
                                           ---------------------------------
                                               1998                 1997
                                           -------------       -------------
Unsecured loans                            $     781,944       $   1,911,632
                                           =============       =============
Annual interest rates                       0.73% - 8.22%       1.25% - 7.66%
                                           =============       =============


(8) LONG-TERM LOANS


                                                        December 31
                                           -------------------------------------
                                                1998                   1997
                                           -------------          -------------
Long-term loans                            $   8,613,047          $   5,847,269
Less: Current portion                         (1,571,458)              (656,744)
                                           -------------          -------------
                                           $   7,041,589          $   5,190,525
                                           =============          =============
Annual interest rates                       1.25% - 7.60%          1.31% - 7.20%
                                           =============          =============


(9) RETIREMENT PLAN

A. All of the regular employees of the Company are covered by the pension plan. Under the plan, the Company contributes an amount equal to 2% of total wages on a monthly basis to the pension fund deposited in the Central Trust of China. Pension benefits are generally based on service years (two points per year for service years 15 years and below and one point per year for service years over 15 years). Each employee is limited up to 45 points. During 1998 and 1997, the Company recognized pension cost amounting to $22,262 and $17,793, respectively. The balances of the Company's employees' retirement fund in Central Trust of China was $18,068 and $9,270 at December 31, 1998 and 1997, respectively.

B. Based on actuarial assumptions for the years of 1998 and 1997, both the discount rate and expected rate of return on plan asset are 6.25% and 6.5%, respectively and the rates of compensation increase are both 8%. The unrecognized net obligation at transition is amortized equally over 15 years. The funded status of pension plan is listed as follows:

                                      ~12~

                                                              December 31
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Vested benefit obligation                                $   --        $   --
Non-vested benefit obligation                             (11,417)       (4,947)
                                                         --------      --------
Accumulated benefit obligation                            (11,417)       (4,947)
Effect on projected salary increase                       (57,082)      (25,388)
                                                         --------      --------
Projected benefit obligation                              (68,499)      (30,335)
Market-related value of plan assets                        18,068         8,638
                                                         --------      --------
Projected benefit obligation exceeds plan asset           (50,431)      (21,697)
Unrecognized net obligation at transition                     260           281
Unrecognized pension gain or loss                          26,647        11,360
                                                         --------      --------
Accrued pension liability                                $(23,524)     $(10,056)
                                                         ========      ========


(10)    COMMON STOCK

A. As of December 31, 1998, the Company's authorized capital was $23,000,000, representing 2,300,000 thousand shares, with par value of NT$10. The total issued and outstanding capital at December 31, 1998 and 1997 were $13,367,809 and $10,000,000, respectively.

B. Based on the resolution of the shareholders' meeting on May 26, 1998, the Company issued new shares of 336,781 thousand shares from the capitalization of retained earnings of $3,000,000 and employees' bonus of $367,809. The Company has completed the amendment procedures for registration.


(11) RETAINED EARNINGS

A. According to the Company's Articles of Incorporation, current year's earnings, if any, shall be distributed in the following order:

     (1)  paying all taxes and dues;

     (2)  covering prior years' operating losses, if any;

     (3)  setting aside 10% of the  remaining  amount,  after  deducting (1) and
          (2), as legal reserve;

     (4) allocating not over 10% of the par value of common stocks as interest of capital to common stockholders;

     (5) allocating 1% of the remaining amount, after deducting (1), (2), (3) and (4) above from the current year's earnings, as directors' and supervisor's renumeration;

     (6)  allocating not below 10% of the remaining amount, after deducting (1),
          (2), (3) and (4) above from the current year's earnings, as employees' bonus; and

                                      ~13~

     (7) distributing the remaining amount in accordance with the resolution of the board of directors and stockholders.


(12) INCOME TAX

A.   Income tax receivable at December 31, 1998 and 1997 was derived as follows:

                                                           1998           1997
                                                         --------      --------
Income tax expense (benefit)                             $ 69,803      $(84,057)
Net effect of the change in deferred
  income tax assets and liabilities                       (54,187)       89,634
Adjustment of prior year's income tax expense              (3,101)         --
Withholding income tax                                    (34,994)      (51,259)
Tax on interest which is subject to separate
  withholding income tax                                   (1,744)         (242)
                                                         --------      --------
Income tax receivable (shown in other
  current assets)                                        $(24,223)     $(45,924)
                                                         ========      ========


B. Deferred income tax assets and liabilities as of December 31, 1998 and 1997 were as follows

                                                             December 31
                                                    ---------------------------
                                                        1998             1997
                                                    -----------     -----------
Deferred income tax assets -- current               $    43,335     $   228,270
Deferred income tax liabilities -- current               (4,271)           --
                                                    -----------     -----------
                                                         39,064         228,270
                                                    -----------     -----------
Deferred income tax assets -- noncurrent              1,526,536       1,262,960
Deferred income tax liabilities -- noncurrent          (470,012)       (611,435)

Valuation allowance for deferred income
  tax assets -- noncurrent                             (818,403)       (548,423)
                                                    -----------     -----------
                                                        238,121         103,102
                                                    -----------     -----------
                                                    $   277,185     $   331,372
                                                    ===========     ===========


C. Components of deferred income tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                                      December 31, 1998                    December 31, 1997
                                                               ------------------------------        ------------------------------
                                                                 Amount            Tax Effect          Amount           Tax Effect
                                                               -----------        -----------        -----------        -----------
Current items:
  Temporary differences
    Unrealized foreign exchange gain                           $   195,322        $    39,064        $ 1,141,350        $   228,270
                                                               -----------        -----------        -----------        -----------
Non-current items
  Temporary differences
    Depreciation                                                (2,350,062)          (470,012)        (3,057,175)          (611,435)
    Amortization of technology knowhow, etc.                       135,180             27,036            956,290            191,258
  Investment tax credits                                              --            1,499,500               --            1,071,702
  Valuation allowance for deferred income
    tax assets                                                        --             (818,403)              --             (548,423)
                                                               -----------        -----------        -----------        -----------
                                                               $(2,214,882)           238,121        $(2,100,885)           103,102
                                                               ===========        -----------        ===========        -----------
                                                                                  $   277,185                           $   331,372
                                                                                  ===========                           ===========

                                      ~14~

D. The Company's income tax return for 1996 has been assessed and approved by the Tax Authority.

E. Pursuant to the "Statute For The Establishment and Administration of Science-Based Industrial Park", the Company was granted several periods of tax holidays with respect to income derived from approved investments. The tax holidays will be expired on December, 2001.

F. As of December 31, 1998, the unused investment tax credits amounting to $1,499,500 resulting from the acquisition of equipment and expenditures on research and development will expire on December 31, 2002.

G. As of December 31, 1998, the Company's deductible credit account balance for shareholders' income tax is $36,733. The ending balance of unappropriated earnings amounting to $4,022,045, of which $3,748,549 came from the year of 1998 and $273,496 came from and before the years of 1997. The estimated ratio of deductible tax credit for the appropriation of 1998's earnings is 0.33%.


(13) EARNINGS PER SHARE

                                                      1998              1997
                                                   -----------     -----------
Net income                                         $ 3,748,549     $ 4,030,215
                                                   ===========     ===========
Weighted average outstanding common stock
  (Expressed in thousand shares)                     1,336,781       1,000,000
                                                   ===========     ===========
Retroactively adjusted weighted average
  outstanding common stock
  (Expressed in thousand shares)                     1,336,781       1,336,781
                                                   ===========     ===========
Earnings per share (Expressed in
  New Taiwan dollars)                              $      2.80     $      4.03
                                                   ===========     ===========
Retroactively adjusted weighted average
  earnings per share                               $      2.80     $      3.01
                                                   ===========     ===========



5. RELATED PARTY TRANSACTION

(1) Names and Relationships of Related Parties

       Name of the related parties             The relationship with the Company
       ---------------------------             ---------------------------------
United Microelectronics Co., Ltd. (UMC)        The major investor of the Company
United  Integrated  Circuits  Corporation      Common board chairman
United Silicon  Incorporated                   Common board chairman
Utek  Semiconductor  Inc.                      Common board chairman
AMIC Technology, Incorporated                  The affiliate of UMC
Faraday Technology Corporation                 Common major investor
NOVATEK Microelectronics Corp.                 Common major investor
Integrated Technology Express                  Common major investor
MediaTek Incorporation                         Common major investor
Industrial Bank of Taiwan                      The Company is the promoter
Chiao Tung Bank                                The Company's chairman is a board
                                               member of the Bank
S3 Inc.                                        A director of the Company
S3 International Ltd.                          100% investee of S3 Inc.
ALLIANCE Semiconductor Corp. (Alliance)        A director of the Company
UMC-USA                                        The investee of the Company

                                      ~15~

(2)  Significant Related Party Transactions

     a. Sales

                                    1998                        1997
                          -------------------------   -------------------------
                                        Percentage                   Percentage
                            Amount     of net sales     Amount     of net sales
                          ----------   ------------   ----------   ------------
United Microelectronics
  Co., Ltd.               $1,562,443            13%   $2,503,897           26%
United Integrated
  Circuit Co., Ltd.          229,583             2%      302,866            3%
S3 International Ltd.      1,456,778            12%         --            --
Alliance                     271,453             2%         --            --
Others                       108,098             1%      425,071            4%
                          ----------    ----------    ----------    ----------
                          $3,628,355            30%   $3,231,834           33%
                          ==========    ==========    ==========    ==========

     The above sales are dealt with in the ordinary course of business similar to those with other companies. The actual collection period is appoximately two months.

     b. Purchases

                                           1998                   1997
                                   ---------------------   --------------------
                                              Percentage              Percentage
                                                of net                 of net
                                    Amount     purchases    Amount    purchases
                                   --------    ---------   --------   ---------
United Microelectronics
  Co., Ltd.                        $ 69,942           3%   $ 15,912           2%
United Silicon Incorporated          17,115           1%       --          --
United Integrated Circuit
  Co., Ltd.                          19,060           1%       --          --
                                   --------    --------    --------    --------
                                   $106,117           5%   $ 15,912           2%
                                   ========    ========    ========    ========


     The above purchases are dealt with in the ordinary course of business similar to those with other companies and are payable after two months from the date of transaction entries.

     c. Notes receivable

                                              1998                  1997
                                       -------------------   -------------------
                                                Percentage            Percentage
                                                 of notes              of notes
                                       Amount   receivable   Amount   receivable
                                       ------   ----------   ------   ----------
United Microelectronics
  Co., Ltd.                            $ --         --       $  781        100%
AMIC Technology Incorporated            6,736         79%      --         --
Faraday Technology Corporation            812         10%      --         --
Integrated Technology Express             804          9%      --         --
                                       ------     ------     ------     ------
                                        8,352         98%    $  781        100%
                                       ======     ======     ======     ======

                                      ~16~

     d. Accounts receivable

                                                                         1998                                     1997
                                                              -----------------------------           ------------------------------
                                                                                 Percentage                              Percentage
                                                                                 of accounts                             of accounts
                                                                Amount           receivable            Amount             receivable
                                                              --------           ----------           ---------           ----------
United Microelectronics Co., Ltd.                             $ 303,987                  22%          $ 218,633                  11%
United Integrated Circuits Co., Ltd.                               --                  --               317,533                  17%
S3 International Ltd.                                           140,624                  10%            263,252                  14%
Others                                                           79,157                   6%            148,453                   8%
                                                              ---------           ---------           ---------           ---------
                                                                523,768                  38%            947,871                  50%
Less: Allowance for doubtful accounts                            (4,541)               --                (8,207)               --
      Allowance for sales returns and discounts                 (82,290)                 (6)%              --                  --
                                                              ---------           ---------           ---------           ---------
                                                              $ 436,937                  32%          $ 939,664                  50%
                                                              =========           =========           =========           =========


     e. Notes payable

                                             1998                   1997
                                       ----------------     -------------------
                                               Percentage             Percentage
                                               of notes                of notes
                                       Amount   payable     Amount      payable
                                       ------   -------     ------      -------
United Microelectronics
  Co., Ltd.                            $ --        --      $25,992           21%
                                       ======      ==      =======      =======


     f. Accounts payable

                                         1998                     1997
                                  -------------------     -------------------
                                             Percentage              Percentage
                                            of accounts             of accounts
                                  Amount      payable     Amount      payable
                                  ------      -------     ------      -------
United Microelectronics
  Co., Ltd.                       $20,776           4%    $ 9,428           2%
United Integrated
  Circuit Co., Ltd.                 1,281        --        12,057           2%
United Silicon
  Incorporated                      1,577           1%       --          --
                                  -------     -------     -------     -------
                                  $23,634           5%    $21,485           4%
                                  =======     =======     =======     =======

                                      ~17~

     g. Accrued expenses

                                           1998                     1997
                                   --------------------    --------------------
                                              Percentage              Percentage
                                              of accrued              of accrued
                                    Amount     expenses     Amount     expenses
                                   --------    --------    --------    --------
United Microelectronics
  Co., Ltd.                        $190,761          24%   $ 77,387          13%
Others                                  197        --          --          --
                                   --------    --------    --------    --------
                                   $190,958          24%   $ 77,387          13%
                                   ========    ========    ========    ========

     h. Property transaction

     1998:  None.

     1997: The Company sold one set of machinery and equipment to United Integrated Circuit Co., Ltd. for $9,180. The gain on the transaction was $40.


     i. Financing transaction -- Long-term loan

                                                                    1998
                           -------------------------------------------------------------------------------------
                            The Highest Balance
                           ----------------------
Chiao-Tung Bank            Time            Amount       Ending Balance    Interest Rate    Interest Expense Paid
                           ----            ------       --------------    -------------    ---------------------
                      February 1998      $ 720,144        $ 576,112     6.575% ~ 6.975%         $ 44,824
                                         =========        =========                             ========

                                                                    1997
                           -------------------------------------------------------------------------------------
                            The Highest Balance
                           ----------------------
Chiao-Tung Bank            Time            Amount       Ending Balance    Interest Rate    Interest Expense Paid
                           ----            ------       --------------    -------------    ---------------------
                      December 1997      $ 720,144        $ 720,144           6.575%            $ 40,409
                                         =========        =========                             ========


     j. Other transactions

        Related Parties                      Item                  1998            1997
        ---------------                      ----                  ----            ----
United Microelectronics Co., Ltd.       Rental                  $ 201,211       $ 199,329
              "                         Fab service charge         87,696          64,954
              "                         Research & design
                                          expense                 168,420          76,992
              "                         Technology
                                          developing expense      145,911            --
              "                         Management
                                          allocation fee           69,915            --
                                                                ---------       ---------
                                                                  673,153         341,275
UMC-USA                                 Commission                137,272            --
                                                                ---------       ---------
                                                                $ 810,425       $ 341,275
                                                                =========       =========

                                      ~18~

6.   ASSETS PLEDGED AS COLLATERAL

                                                       December 31
                                            -------------------------------
                                                1998                1997          Subject of collateral
                                            ------------        -----------       ---------------------
Machinery and equipment                     $ 12,575,024        $ 6,272,029         Long-term loan
Deferred assets-software                          53,690             --             Long-term loan
Time deposits                                      2,231              2,111         Guaranty for Customs Duties
                                            ------------        -----------
                                            $ 12,630,945        $ 6,274,140
                                            ============        ===========


7.   COMMITMENTS AND CONTINGENT LIABILITIES

     a.   The Company's  unused  letters of credit for import of machinery  were
          approximately   USD25,510  thousand  dollars,   JPY3,516,992  thousand
          dollars, and DEMl20 thousand dollars at December 31, 1998.

     b. The Company has signed several contracts for the purchase of equipment amounting to USD1,204,098 thousand dollars, TPY91,153,936 thousand dollars, and DEM703 thousand dollars. As of December 31, 1998, the amount of unrecorded outstanding obligations under these contracts are USD1,101,281 thousand dollars, JPY77,117,921 thousand dollars, and DEM120 thousand dollars.

     c. On September 24, 1997, the Department of Commerce (DOC) of the United States of America (USA) made a preliminary determination that Static Random Access Memory (SRAM) manufactured in Taiwan are being sold at less than fair market value, i.e. dumped prices. In March, 1998, the DOC issued its final determination, setting the duty rate at 41.75% for "all others" not named as direct participants in the investigation (such as customers who used the Company to fabricate SRAM). Management believes that this final ruling of the case will not have a material adverse effect on the Company's financial position because the volume of SRAM products exported by the Company to the USA is not significant.

                                      ~19~

     d. On December 7, 1998, the International Trade Commission (ITC) of the USA issued a statement to the DOC that there was a reasonable indication that the U.S. industry is suffering a material injury as a result of Dynamic Random Access Memory (DRAM), which are manufactured in Taiwan and being sold at less than fair market value in the USA. Based on the precedent set in the SRAM investigation described above, the Company expects that foundry customers who were not participants in the investigation will also be subject to the "all other" rate with respect to DRAM. Management believes that the final outcome of the investigation will not have a material adverse effect to the Company's financial position because the Company's volume of export sales of DRAM to the USA is not significant.

     e. A number of third parties hold patents in the area of semiconductor processing, and some have notified the Company demanding that the Company obtain a license for various semiconductor fabrication techniques and circuit designs. The third parties involved include Texas Instruments, EMI, Intel, Chou H. Li, NEC, and Sanyo. Management has indicated a willingness to obtain licenses wherever required and necessary to continue its business.


8.   COMPARATIVE FIGURES RECLASSIFICATION

     Certain accounts in the 1997 financial statements have been reclassified to conform with the presentation adopted for the 1998 financial statements.

                                      ~20~