Form 10-Q
period 1999-07-03
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 1999-08-17
CIK 913293

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

(MARK ONE)

[ x ] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended JULY 3, 1999, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of August 13, 1999, there were 41,662,044 shares of Registrant's Common Stock outstanding.


                       ALLIANCE SEMICONDUCTOR CORPORATION

                                     FORM 10-Q

                       FOR THE QUARTER ENDED JULY 3, 1999

                                       INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 1999
         and March 31, 1999....................................................3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 1999 and 1998.............................4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 1999 and 1998.............................5

         Notes to Condensed Consolidated Financial Statements..................6

  Item 2 Management's Discussion and Analysis of Financial

         Condition and Results of Operations..................................12

PART II  OTHER INFORMATION

  Item 1 Legal Proceedings....................................................22

  Item 5 Other Information....................................................22

  Item 6 Exhibits and Reports on Form 8-K.....................................24

SIGNATURES....................................................................25

================================================================================
Part I - Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                          June 30, 1999  March 31, 1999
                                          -------------- --------------
                 ASSETS
Current assets:
  Cash and cash equivalents                    $3,534        $6,219
  Marketable securities                        73,854             -
  Restricted cash                               5,175         5,175
  Accounts receivable, net                     11,234         8,943
  Inventory                                    27,210        12,927
  Related party receivables                     1,846         1,815
  Other current assets                          1,595         1,709
                                          -------------- --------------
   Total current assets                       124,448        36,788
Property and equipment, net                     9,133         9,943
Investment in Chartered Semiconductor          51,596        51,596
Investment in United Semiconductor             83,236        77,310
 Corporation
Investment in United Silicon, Inc.             16,799        16,799
Other assets                                    2,109         1,121
                                          ============== ==============
   Total assets                              $287,321      $193,557
                                          ============== ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $22,780        $8,046
  Accrued liabilities                           4,965         5,325
  Deferred income taxes                         6,128             -
  Current portion of long term obligations      1,016         1,315
                                          -------------- --------------
  Total current liabilities                    34,889        14,686
Long term liabilities:
  Long term obligations                           481           578
  Deferred income taxes                        14,723        14,723
                                          -------------- --------------
  Total liabilities                            50,093        29,987
                                          -------------- --------------
Stockholders' equity
   Common stock                                   416           416
  Additional paid-in capital                  187,727       185,025
   Retained earnings                           49,863        (3,505)
  Accumulated other comprehensive loss           (778)      (18,366)
                                          -------------- --------------
   Total stockholders' equity                 237,228       163,570
                                          ============== ==============
   Total liabilities and                     $287,321      $193,557
    stockholders' equity
                                          ============== ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (unaudited)

                                      Three months ended June 30,
                                      ---------------------------
                                          1999          1998
                                      ------------- -------------
Revenue:
  Net revenues                            $17,711       $10,150
  Cost of revenues                         12,470        27,491
                                      ------------- -------------
                                            5,241       (17,341)
                                      ------------- -------------
Operating expenses:
  Research and development                  3,206         4,216
  Selling, general and administrative       2,745         4,011
                                      ------------- -------------
   Total operating expenses                 5,951         8,227
                                      ------------- -------------
Loss from operations                         (710)      (25,568)
Other income, net                          51,727        15,740
                                      ------------- -------------
Income (loss) before income taxes
 and equity in income of USC               51,017        (9,828)
Expense (benefit) for income taxes           (819)        8,397
                                      ------------- -------------
Income (loss) before equity in income      51,836       (18,225)
 of USC
Equity in income of USC                     1,532         3,546
                                      ------------- -------------
  Net income (loss)                       $53,368      $(14,679)
                                      ============= =============
  Net income (loss) per share
   Basic                                    $1.28         $(0.36)
                                      ============= =============
   Diluted                                  $1.27         $(0.36)
                                      ============= =============
  Weighted average number of common
   shares
   Basic                                   41,608        40,963
                                      ============= =============
   Diluted                                 42,149        40,963
                                      ============= =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                Three months ended
                                                     June 30,
                                              ------------------------
                                                 1999         1998
                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                             $53,368     $(14,679)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                  1,079          955
   Equity in income of USC                       (1,532)      (3,546)
   Gain on sale of long term investments        (51,606)     (15,823)
    and marketable securities
   Changes in assets and liabilities:
     Accounts receivable                         (2,291)       9,940
     Inventory                                  (14,283)       4,727
     Related party receivables                      (31)           -
     Other assets                                    79       (2,288)
     Accounts payable                            14,734      (15,604)
     Accrued liabilities                           (360)        (473)
     Deferred income taxes and tax receivable    (2,926)       8,345
                                              -----------   ----------
   Net cash used in operating activities         (3,769)     (28,446)
                                              -----------   ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Acquisition of equipment                         (269)      (1,013)
  Proceeds from sale of USC shares                    -       31,662
   Other assets                                    (953)           -
                                              -----------   ----------
   Net cash provided by (used in) investing      (1,222)      30,649
    activities
                                              -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock      2,702        1,414
  Repayments of long term obligations              (396)        (469)
  Restricted cash                                     -          112
                                              -----------   ----------
   Net cash provided by financing activities      2,306        1,057
                                              -----------   ----------
Net increase (decrease) in cash and cash         (2,685)       3,260
 equivalents
Cash and cash equivalents at beginning of         6,219        3,010
 the period
                                              -----------   ----------
Cash and cash equivalents at end of the          $3,534       $6,270
 period
                                              ===========   ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 1999 and 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 1999.

For purposes of presentation, the Company has indicated the first three months of fiscal 2000 and 1999 as ending on June 30, respectively; whereas, in fact, the Company's fiscal quarters ended on July 3, 1999 and June 27, 1998, respectively. The financial results for the first quarter of fiscal 2000 and 1999 were reported on a 13-week quarter.

The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000, and the Company makes no representations related thereto.

Note 2. BALANCE SHEET COMPONENTS

                     June 30,       March 31,
                       1999            1999
                   -------------   -------------
Inventory:
  Work in process    $12,893          $5,119
  Finished goods      14,317           7,808
                   =============   =============
                     $27,210         $12,927
                   =============   =============

Note 3. INVENTORY CHARGES AND VALUATION ALLOWANCE

During the first quarter of fiscal 2000, the Company experienced an improvement in the average selling prices for certain products and a higher demand for SRAM and DRAM products. In the first quarter of fiscal 2000, the Company recorded a pre-tax charge of approximately $0.2 million primarily to provide additional reserves for obsolete and excess inventory. This compares to a pre-tax inventory valuation charge of $0.6 million for the same period of fiscal 1999. During the first, second and third quarters of fiscal 1999, the Company recorded pre-tax charges of approximately $20 million. These pre-tax charges were made to reflect a further decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. The Company is unable to predict future market prices for its products. A decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. INVESTMENTS

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last payment, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company has the right to receive up to another 665 million NTD (approximately US$20.6 million at the exchange rate prevailing on July 2, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 15.1% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution as well as distributions to other entities. As a result of these distributions, the Company owned approximately 14.8% of the outstanding shares. To the extent USC experiences operating income or losses and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During the first three months of fiscal 2000, the Company recorded $1.5 million of equity in income of USC, as compared to $3.5 million recorded during the first three months of fiscal 1999.

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

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon, Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company had originally committed to an investment of approximately US$60 million or 10% ownership interest but subsequently requested that its level of participation be reduced by 50%. The first installment of approximately 50% of the revised investment was made in January 1996, and the Company had, but did not exercise, the option to pay a second installment of approximately 25% of the revised investment payable in December 1997. The Company made a third installment payment of approximately 106 million NTD (or approximately US$3.1 million) in July 1998. After the third installment, the Company owns approximately 3.21% of the outstanding shares of USIC and has the right to purchase approximately 3.70% of the manufacturing capacity of the facility. The Company is accounting for this investment using the cost method of accounting.

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC, a publicly-traded company in Taiwan. According to the proposed terms of the merger, Alliance will receive 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC and approximately
35.6 million shares of UMC stock for its 48.1 million shares or 3.2% ownership of USIC. UMC has indicated that they expect to have approximately 8.8 billion shares outstanding as of the closing date of the merger. Based on the August 5, 1999 closing price for UMC shares of NTD 56.00, and the then current U.S. dollar exchange rate of 32.16, the estimated value of these investments is approximately  $493  million.  At  June  30,  1999  the  book  value  for  these investments was approximately $100 million. The merger is subject to shareholders and government approval and is expected to close before the end of the calendar year. According to Taiwanese laws and regulations, 50% of the 283.3 million UMC shares Alliance expects to receive will be subject to a six-month "lock-up" or no trade period. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale every six months thereafter.

Note 5. GAIN ON SALE OF USC SHARES

In April 1998, the Company sold 35 million shares of USC (representing approximately 18% of the Company's interest in USC) to an affiliate of UMC for net proceeds of $31.7 million, plus the right to receive a contingent payment of up to 665 million NTD (approximately US$20.6 million at the exchange rate prevailing on July 2, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. The net gain on the sale, after deducting the cost basis plus a share of the equity in income of those shares disposed, was $15.8 million, which is included in Other Income, Net.

Note 6. COMPREHENSIVE INCOME

The Company adopted  Statement of Financial  Accounting  Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in fiscal 1999. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income:


                                    Three months ended June 30,
                                     -------------------------
                                        1999          1998
                                     ------------  -----------
 Net income (loss)                     $53,368     $(14,679)
 Unrealized gain on marketable
   securities (net of deferred          13,194            -
   taxes of $9,054)
 Cumulative translation adjustments      4,394         (323)
                                     ============  ===========
   Comprehensive income (loss)         $70,956     $(15,002)
                                     ============  ===========

The components of accumulated other comprehensive loss are as follows:

                                     June 30,       March 31,
                                       1999           1999
                                   -------------  --------------
Unrealized gain on marketable
   securities  (net of deferred      $13,194               -
   taxes of $9,054)
Cumulative translation adjustments   (13,972)       $(18,366)
                                   =============  ==============
Accumulated other comprehensive loss   $(778)       $(18,366)
                                   =============  ==============

Note 7. PURCHASE ORDER COMMITMENTS

At June 30, 1999, the Company had approximately $16.8 million of non-cancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.

Note 8. LETTERS OF CREDIT

As of June 30, 1999, $5.2 million of standby letters of credit were outstanding and expire on or before June 1, 2000, which are secured by restricted cash and short term investments.

Note 9. NET INCOME (LOSS) PER SHARE

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

The computations for basic and diluted EPS are presented below:

                                     Three months ended June 30,
                                     --------------------------
                                        1999           1998
                                     ============   ===========
Net income (loss)                      $53,368      $(14,679)
                                     ============   ===========
Weighted average shares outstanding     41,608        40,963
Effect of dilutive employee stock          541             -
 options
                                     ============   ===========
Average shares outstanding assuming     42,149        40,963
 dilution
                                     ============   ===========
Net income (loss) per share:
   Basic                                 $1.28        $(0.36)
                                     ============   ===========
   Diluted                               $1.27        $(0.36)
                                     ============   ===========

The following are not included in the above calculation as they were considered anti-dilutive:

                               Three months ended June 30,
                               ---------------------------
                                  1999           1998
                               ============   ============
Employee stock options            1,241          2,371
outstanding
                               ============   ============

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

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999 the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC must complete its remand determination by August 30, 1999 and any comments are due by October 14, 1999. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition. At June 30, 1999, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

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

Note 11.  ACQUISITION OF MAVERICK NETWORKS BY BROADCOM  CORPORATION

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million which is included in Other Income, Net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation will be accounted for as "available for sale" securities in accordance with FAS 115. The Company was initially restricted from selling the Broadcom shares until after the date upon which 30 days of combined results of Broadcom Corporation and Maverick Networks have been publicly reported. On July 21, 1999, the Company was no longer restricted from selling 485,000 shares of Broadcom stock. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches the merger agreement or misrepresented information in the transaction. From May 31, 1999 to June 30, 1999, the Company's investment in Broadcom appreciated $22.2 million, which has been recorded, net of tax, as other comprehensive income. (See Note 6). Subsequent to June 30, 1999, the Company sold 150,000 shares of Broadcom stock and realized a pre-tax gain of approximately $3.7 million.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," ANTICIPATES," "BELIEVES," "APPROXIMATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS, WHICH INCLUDE STATEMENTS CONCERNING THE TIMING OF NEW PRODUCT INTRODUCTIONS; THE FUNCTIONALITY AND AVAILABILITY OF PRODUCTS UNDER DEVELOPMENT; TRENDS IN THE PERSONAL COMPUTER, NETWORKING, TELECOMMUNICATIONS AND INSTRUMENTATION MARKETS, IN PARTICULAR AS THEY MAY AFFECT DEMAND FOR OR PRICING OF THE COMPANY'S PRODUCTS; THE PERCENTAGE OF EXPORT SALES AND SALES TO STRATEGIC CUSTOMERS; THE PERCENTAGE OF REVENUE BY PRODUCT LINE; AND THE AVAILABILITY AND COST OF PRODUCTS FROM THE COMPANY'S SUPPLIERS; ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN ITEM 2 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF THIS REPORT, AND IN ITEM 1 (ENTITLED "BUSINESS") OF PART I AND IN ITEM 7 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF PART II OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 3, 1999 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 1, 1999. THESE RISKS AND UNCERTAINTIES, OR THE OCCURRENCE OF OTHER EVENTS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR TO REFLECT ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH FORWARD-LOOKING STATEMENT IS BASED, IN WHOLE OR IN PART.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:


                                            Three Months Ended June 30,
                                            --------------------------
                                                1999          1998
                                            ------------  ------------
Net revenues                                   100.0%         100.0%
Cost of revenues                                70.4          270.8
                                            ------------  ------------
  Gross profit (loss)                           29.6         (170.8)
Operating expenses:
  Research and development                      18.1           41.5
  Selling, general and administrative           15.5           39.5
                                            ------------  ------------
Total operating expenses                        33.6           81.0
                                            ------------  ------------
Loss from operations                            (4.0)        (251.8)
Other income, net                              292.1          155.0
                                            ------------  ------------
Income (loss) before income taxes and          288.1          (96.8)
  equity in income of United Semiconductor
  Corporation ("USC")
Expense (benefit) for income taxes              (4.6)          82.7
                                            ------------  ------------
Income (loss) before equity in income of       292.7         (179.5)
 USC
Equity in income of USC                          8.6           35.0
                                            ============  ============
Net income (loss)                              301.3%        (144.6)%
                                            ============  ============

FIRST QUARTER OF FISCAL 2000 (JUNE 1999 QUARTER) COMPARED TO FIRST QUARTER OF FISCAL 1999 (JUNE 1998 QUARTER)

NET REVENUES

Net revenues increased by 74% to $17.7 million in the June 1999 quarter from $10.2 million in the June 1998 quarter. The increase in revenues was mainly due to the higher unit shipments of dynamic random access memory ("DRAM") and static random access memory ("SRAM") products combined with an overall increase in the average selling prices of the Company's products. The Company experienced a revenue increase of 97% in DRAM and 46% in SRAM product lines in the June 1999 quarter compared to the June 1998 quarter. One customer accounted for 25% of revenues for the June 1999 quarter. For the June 1998 quarter, no customer accounted for 10% or more of the Company's net revenues.

The net revenues of $17.7 million for the first quarter of fiscal 2000 (June 1999 quarter) increased by 28% from the fourth quarter of fiscal 1999 (March 1999 quarter). The increase was due to improvement in the unit shipments and higher average selling prices for SRAM and DRAM products.

Revenues from the Company's SRAM products contributed approximately 43% of the Company's net revenues for the June 1999 quarter and approximately 51% of the Company's net revenues for the June 1998 quarter. The SRAM revenues increased by 46% to $7.6 million for the June 1999 quarter from $5.2 million for the June 1998 quarter. The net increase was due to an improvement in the average selling prices of some of the SRAM products and the increase in the unit shipments of SRAM products.

Revenues from the Company's DRAM products contributed approximately 54% of the Company's net revenues for the June 1999 quarter and approximately 48% of the Company's net revenues for the June 1998 quarter. The DRAM revenues increased by 97% to $9.5 million for the June 1999 quarter from $4.8 million for the June 1998 quarter. The net increase was due to a combination of higher average selling prices of some of the DRAM products and the increase in the unit shipments of DRAM products.

Revenues from the Company's graphics products contributed approximately less than 1% of the Company's net revenues for the June 1999 quarter and approximately 1% of the Company's net revenues for the June 1998 quarter. The net decrease was due to a combination of significantly lower average selling prices of the graphics products and a drop in the unit shipments of graphics products. In July 1998, the Company determined that it should exit the mainstream graphics accelerator business, and announced a workforce reduction of approximately 45 full-time positions, including substantially all of the Company's graphics personnel.

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

GROSS PROFIT (LOSS)

The Company experienced a gross profit of $5.2 million for the first quarter of fiscal 2000, or 30% of net revenues compared to a gross loss of $17.3 million, or (171%) of net revenues for the same period of fiscal 1999. The first quarter of fiscal 2000 included pre-tax inventory charge of $0.2 million compared to $17 million for the same period of fiscal 1999. The increase in gross profits primarily resulted from higher unit shipments and stable market prices as well as slightly higher overall average selling prices for the Company's DRAM and SRAM products.

The Company is subject to a number of factors which may have an adverse impact on gross margins including the availability and cost of products from the Company's suppliers; increased competition and related decreases in average unit selling prices; changes in the mix of products sold; timing of new product introductions and volume shipments; and antidumping duties related to the importation of products from Taiwan. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that one or more of the factors set forth in this paragraph will not have a material adverse effect on the Company's gross margins in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenses consist principally of salaries and benefits for engineering design, contracted development efforts, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, test wafers and other expense items.

Research and development expenses were $3.2 million, or 18% of net revenue in the first quarter of fiscal 2000 compared to $4.2 million, or 41% of net revenue in the same period of the prior fiscal year. The net decrease in research and development expenses was due to lower engineering headcount and personnel related costs due to the discontinuance of the MMUI accelerator product line in July 1998, offset in part by higher mask and tooling costs related to new products.

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

Selling, general and administrative expenses were $2.7 million, or 15% of net revenue in the first quarter of fiscal 2000 compared to $4.0 million, or 39% of net revenue in the same period of the prior fiscal year. The decrease in selling, general and administrative expenses was primarily the result of lower headcount and personnel related costs, lower legal and bad debt expenses, offset in part by higher sales commissions due to increased revenue. Selling, general and administrative expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

OTHER INCOME, NET

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million which is included in Other Income, Net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation will be accounted for as "available for sale" securities in accordance with FAS 115. The Company was initially restricted from selling the Broadcom shares until after the date upon which 30 days of combined results of Broadcom Corporation and Maverick Networks have been publicly reported. On July 21, 1999, the Company was no longer restricted from selling 485,000 shares of Broadcom stock. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches the merger agreement or misrepresented information in the transaction. From May 31, 1999 to June 30, 1999, the Company's investment in Broadcom appreciated $22.2 million, which has been recorded, net of tax, as other comprehensive income. (See Note 6). Subsequent to June 30, 1999, the Company sold 150,000 shares of Broadcom stock and realized a pre-tax gain of approximately $3.7 million.

Other income, Net for the first quarter of fiscal 1999 includes a net gain of $15.8 million on the sale of USC shares. (See Note 5).

EXPENSE (BENEFIT) FOR INCOME TAXES

During the first quarter of fiscal 2000, the Company recorded a net tax benefit of approximately $819,000 in recognition of the tax benefits associated with loss carryforwards and tax credits, which are available to offset the gain on marketable securities related to the Broadcom shares.

The tax expense for the first quarter of fiscal 1999 represents a charge relating to the recording of a valuation allowance with respect to the Company's previously recorded deferred tax assets. The Company also did not recognize a deferred tax asset of $2.8 million with respect to the net loss of the first quarter of fiscal 1999 since the Company did not demonstrate that it could generate sufficient taxable income in subsequent quarters, prior to the expiration of the time within which the respective net loss carryforwards must be used.

EQUITY IN INCOME OF USC

As discussed in the section below entitled "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. Equity income from USC for the first three months of fiscal 2000 was $1.5 million, or 8.6% of net revenues as compared to $3.5 million or 35% of net revenues reported for the same period last year. The decrease was primarily due to lower operating income and lower income tax expense as well as a decrease in the Company's ownership percentage from approximately 15.49% to 15.06%.

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

The Company is currently conducting a company-wide year 2000 readiness assessment and has recently completed implementing a new management information system which the Company believes is year 2000 compliant. During fiscal years 1999 and 1998, the Company spent approximately $2.6 million in connection with implementing the new information systems. The Company does not anticipate that it will incur material expenditures for the resolution of any year 2000 issues relating to its IT or non-IT systems in the current fiscal year.

The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. In the event 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, the Company believes that the most reasonably likely worst case scenario is a temporary disruption in infrastructure service, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000. The Company is in the process of assessing year 2000 readiness of its major suppliers and vendors and is in the process of developing a contingency plan, which it expects to complete by September 1999, at which time the Company will be able to evaluate its most reasonable likely worst case year 2000 scenarios.

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

Current pending litigation, administrative proceedings and claims are set forth in Item 1 - Legal Proceedings. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or operating results. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be materially adversely affected.

The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in the future, the deposit requirement, and the potential that all entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the bond rate or deposit rate in effect at the time of entry, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in

Japan as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $3.8 million in first three months of fiscal 2000 and utilized cash of $28.4 million in the first three months of fiscal 1999. Cash utilized in operating activities in the first three months of fiscal 2000 was the result of a gain in the sale of the Company's ownership interest in Maverick Networks of $51.6 million and changes in working capital accounts during the quarter. Cash utilized in operations in the first three months of fiscal 1999 was primarily a result of a loss from operations and changes in working capital accounts during the quarter.

Net cash used in investing activities was $1.2 million for the first three months of fiscal 2000 and net cash provided by investing activities was $30.6 million for the same period of fiscal 1999. Net cash used in investing activities in the first quarter of fiscal 2000 was a result of the additional investment in Jazio of $1.0 million and equipment purchases of $0.2 million. Net cash provided by investing activities in the first quarter of fiscal 1999 reflects the proceeds from the sale of USC shares of $31.7 million, partially offset by equipment purchases of $1.0 million.

The Company's financing activities provided cash of $2.3 million in the first three months of fiscal 2000 and provided cash of $1.1 million in the first three month of fiscal 1999. Net cash provided by financing activities in the first three months of fiscal 2000 reflects proceeds received from employee stock option exercises of $2.7 million, partially offset by repayment of long term obligations of $0.4 million.

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million which is included in Other Income, Net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation will be accounted for as "available for sale" securities in accordance with FAS 115. The Company was initially restricted from selling the Broadcom shares until after the date upon which 30 days of combined results of Broadcom Corporation and Maverick Networks have been publicly reported. On July 21, 1999, the Company was no longer restricted from selling 485,000 shares of Broadcom stock. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches the merger agreement or misrepresented information in the transaction. From May 31, 1999 to June 30, 1999, the Company's investment in Broadcom appreciated $22.2 million, which has been recorded, net of tax, as other comprehensive income. (See Note 6). Subsequent to June 30, 1999, the Company sold 150,000 shares of Broadcom stock and realized a pre-tax gain of approximately $3.7 million.

At June 30, 1999, the Company had $3.5 million in cash, a decrease of $2.7 million from June 30, 1998, and working capital of $90.0 million, an increase of $67.9 million from June 30, 1998. In addition, the Company currently has marketable securities of approximately $73.9 million. The Company believes that these sources of liquidity, and other financing opportunities available to it, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

In July 1995, the Company entered into an agreement with United Microelectronics corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last payment, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company additionally has the right to receive up to another 665 million NTD (approximately US$20.6 million at the exchange rate prevailing on July 2, 1999, which rate is subject to material change). After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC, and has the right to purchase up to approximately 25% of the manufacturing capacity in the facility. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 15.1% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 14.8% of the outstanding shares. To the extent USC experiences operating income or losses and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During fiscal 1999, the Company recorded $10.9 million of equity in income of USC, as compared to $15.5 million recorded during fiscal 1998.

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

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC, a publicly-traded company in Taiwan. According to the proposed terms of the merger, Alliance will receive 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC and approximately
35.6 million shares of UMC stock for its 48.1 million shares or 3.2% ownership of USIC. UMC has indicated that they expect to have approximately 8.8 billion shares outstanding as of the closing date of the merger. Based on the August 5, 1999 closing price for UMC shares of NTD 56.00, and the then current U.S. dollar exchange rate of 32.16, the estimated value of these investments is approximately $493 million. At June 30, 1999, the book value for these investments was approximately $100 million. The merger is subject to shareholders and government approval and is expected to close before the end of the calendar year. According to Taiwanese law and regulations, 50% of the 283.3 million UMC shares Alliance expects to receive will be subject to a six-month "lock-up" or no trade period. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale every six months thereafter.

================================================================================
Part I - Other Information

ITEM 1
LEGAL PROCEEDINGS

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

ITEM 5
OTHER INFORMATION

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999 the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC must complete its remand determination by August 30, 1999 and any comments are due by October 14, 1999. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition. At June 30, 1999, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

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

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            Exhibit Number   Document Description
            ---------------  ---------------------------------------------------
                27.01        Financial  Data  Schedule   (filed  only  with  the
                             electronic submission of Form 10-Q in accordance with the EDGAR requirements)

      (b)   No reports on Form 8-K were filed during quarter ended July 3, 1999.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLIANCE SEMICONDUCTOR CORPORATION

August 17, 1999          By:   /S/ N. DAMODAR REDDY
                            ------------------------------------------
                            N. Damodar Reddy
                            Chairman of the Board, President and Chief Executive Officer
                            (Principal Executive Officer)

August 17, 1999          By:   /S/ DAVID EICHLER
                            ------------------------------------------
                            David Eichler
                            Vice President, Finance and Administration and Chief Financial Officer
                            (Principal Financial and Accounting Officer)