Form 10-Q
period 1999-10-02
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 1999-11-17
CIK 913293

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

                              2575 AUGUSTINE DRIVE
                       SANTA CLARA, CALIFORNIA 95054-2914
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code is (408) 855-4900

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of November 12, 1999, there were 42,159,028 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                                    FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 2, 1999


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION

 Item 1 Financial Statements:
        Condensed unaudited Consolidated Balance Sheets as of September
        30, 1999 and March 31, 1999...........................................3

        Condensed unaudited Consolidated Statements of Operations for the three and six months ended September 30, 1999 and 1998............4

        Condensed unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and 1998......................5

        Notes to unaudited Condensed Consolidated Financial Statements........6

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................12


PART II OTHER INFORMATION

 Item 1 Legal Proceedings....................................................22

 Item 4 Submission of Matters to a Vote of Security Holders..................23

 Item 5 Other Information....................................................23

 Item 6 Exhibits and Reports on Form 8-K.....................................24


SIGNATURES...................................................................25

================================================================================
Part I - Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     September     March 31,
                                      30, 1999       1999
                                    ------------ ------------
              ASSETS
Current assets:
  Cash and cash equivalents          $ 14,538       $6,219
  Marketable securities                43,761            -
  Restricted cash                       3,675        5,175
  Accounts receivable, net              9,614        8,943
  Inventory                            26,084       12,927
  Related party receivables             1,888        1,815
  Other current assets                  2,072        1,709
                                    ------------ ------------
   Total current assets               101,632       36,788
Property and equipment, net             8,631        9,943
Investment in Chartered                51,596       51,596
Semiconductor
Investment in United Semiconductor     87,886       77,310
  Corporation
Investment in United Silicon, Inc.     16,799       16,799
Other investments                       8,087          550
Other assets                              684          571
                                    ============ ============
   Total assets                      $275,295     $193,557
                                    ============ ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $16,004       $8,046
  Accrued liabilities                   5,264        5,325
  Deferred income taxes                   554            -
  Current portion of long term            744        1,315
    obligations
                                    ------------ ------------
                                       22,566       14,686
      Total current liabilities
Long term liabilities:
  Long term obligations                   481          578
  Deferred income taxes                14,069       14,723
                                    ------------ ------------
                Total liabilities      37,116       29,987
                                    ------------ ------------

Stockholders' equity
  Common stock                            421          416
  Additional paid-in capital          190,921      185,025
  Retained earnings                    54,356       (3,505)
  Accumulated other comprehensive loss (7,519)     (18,366)
                                    ------------ ------------
   Total stockholders' equity         238,179      163,570
                                    ============ ============
     Total liabilities and
       stockholders' equity          $275,295     $193,557
                                    ============ ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     Three months     Six months ended
                                        ended           September 30,
                                     September 30,
                                  ------------------ -------------------
                                   1999      1998      1999      1998
                                 --------- --------- --------- ---------
Revenue:
  Net revenues                    $19,112   $10,472  $36,823   $20,622
  Cost of revenues                 12,304    13,544   24,774    41,035
                                 --------- --------- --------- ---------
                                    6,808    (3,072)  12,049   (20,413)
                                 --------- --------- --------- ---------
Operating expenses:
  Research and development          4,244     3,511    7,449     7,727
  Selling, general and              3,108     2,797    5,854     6,808
    administrative
                                --------- --------- --------- ---------
   Total operating expenses         7,352     6,308   13,303    14,535
                                 --------- --------- --------- ---------
Loss from operations                 (544)   (9,380)  (1,254)  (34,948)
Gain on marketable securities       3,696         -   55,302    15,823
Other income (expense), net          (269)     (180)    (148)     (263)
                                 --------- --------- --------- ---------
Income (loss) before income
taxes and equity in income of USC   2,883    (9,560)  53,900   (19,388)
Provision for income taxes          1,186         -      367     8,397
                                 --------- --------- --------- ---------
Income (loss) before equity in      1,697    (9,560)  53,533   (27,785)
  income of USC
Equity in income of USC             2,796     3,691    4,328     7,237
                                 --------- --------- --------- ---------
  Net income (loss)                $4,493   ($5,869) $57,861  ($20,548)
                                 ========= ========= ========= =========

  Net income (loss) per share
   Basic                             $0.11   ($0.14)    $1.39    ($0.50)
                                 ========= ========= ========= =========
   Diluted                           $0.10   ($0.14)    $1.36    ($0.50)
                                 ========= ========= ========= =========

  Weighted average number of
    common shares
   Basic                           41,812    41,456   41,715    41,209
                                 ========= ========= ========= =========
   Diluted                         42,995    41,456   42,572    41,209
                                 ========= ========= ========= =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                          Six Months Ended
                                            September 30,
                                        --------------------
                                          1999        1998
                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                      $57,861    ($20,548)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization           2,193      1,900
   Equity in income of USC                (4,328)    (7,237)
   Gain on sale of long term investments
     and marketable securities           (55,302)   (15,823)
   Changes in assets and liabilities:
    Accounts receivable                     (671)     9,653
    Inventory                            (13,157)    13,867
    Related party receivables                (73)         -
    Other assets                            (467)      (258)
    Accounts payable                       7,958    (29,476)
    Accrued liabilities                      (61)      (273)
    Deferred income taxes and tax         (2,097)    25,466
      receivable
                                        ---------   --------
   Net cash used in operating             (8,144)   (22,729)
     activities
                                        ---------   --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Acquisition of equipment                  (796)    (1,578)
  Proceeds from sale of USC shares             -     31,662
  Proceeds from sale of Broadcom shares   18,063          -
  Investment in United Silicon, Inc.           -     (3,098)
  Other investments                       (7,537)         -
                                        ---------   --------
   Net cash provided by (used in)          9,730     26,986
     investing activities
                                        ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common     5,901         46
    stock
  Repayments of long term obligations       (668)      (952)
  Restricted cash                          1,500        762
                                        ---------   --------
   Net cash provided by financing          6,733       (144)
     activities
                                        ---------   --------

Net increase (decrease) in cash and        8,319      4,113
  cash equivalents
Cash and cash equivalents at beginning     6,219      3,010
  of the period
                                        ---------   --------
Cash and cash equivalents at end of      $14,538     $7,123
  the period
                                        =========   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 1999 and 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 1999.

For purposes of presentation, the Company has indicated the first six months of fiscal 2000 and 1999 as ending on September 30, respectively; whereas, in fact, the Company's fiscal quarters ended on October 2, 1999 and September 26, 1998, respectively. The financial results for the second quarter of fiscal 2000 and 1999 were reported on a 13-week quarter.

The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000 and the Company makes no representations related thereto.

Note 2. BALANCE SHEET COMPONENTS

                 September    March 31,
                 30, 1999        1999
                ------------  -----------
Inventory:
  Work in        $11,337        $5,119
process
  Finished        14,747         7,808
goods
                ============  ===========
                 $26,084       $12,927
                ============  ===========

Note 3. INVENTORY CHARGES AND VALUATION ALLOWANCE

During the second quarter of fiscal 2000, the Company experienced an improvement in the average selling prices for certain products and a higher demand for SRAM and DRAM products. In the second quarter of fiscal 2000, the Company did not require additional reserves for lower of cost or market, obsolete or excess inventory. This compares to a pre-tax inventory valuation charge of $2.9 million for the same period of fiscal 1999. During the first and second quarters of fiscal 1999, the Company recorded pre-tax charges aggregating approximately $20 million. These pre-tax charges were made to reflect a further decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. The Company is unable to predict future market prices for its products. A decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. INVESTMENTS

In February 1995, the Company agreed to purchase shares of Chartered Semiconductor ("Chartered") for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab2. The Company has paid all installments to Chartered. Chartered went public on the NASDAQ stock exchange on October 26,1999. The Company owns approximately 2.14 million American

Depository Shares, or ADSs. Each ADS represents the right to ten ordinary shares, subject to a six-month "lock-up," or no trade period. Based on the November 12, 1999 closing price for Chartered shares the estimated value of this investment is $102 million.

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last payment, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company has the right to receive up to another 665 million NTD (approximately US$20.9 million at the exchange rate prevailing on October 1, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.50% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 15.06% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution as well as distributions to other entities. As a result of these distributions, the Company owned approximately 14.76% of the outstanding shares. To the extent USC experiences operating income or losses and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During the first six months of fiscal 2000, the Company recorded $4.3 million of equity in income of USC, as compared to $7.2 million recorded during the first six months of fiscal 1999.

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

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC, a publicly traded company in Taiwan. According to the proposed terms of the merger, Alliance will receive 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC and approximately
35.6 million shares of UMC stock for its 48.1 million shares or 3.21% ownership of USIC. UMC has indicated that they expect to have approximately 8.8 billion shares outstanding as of the closing date of the merger. Based on the November 12, 1999 closing price for UMC shares of NTD 86.00, and the then current U.S. dollar exchange rate of 31.72, the estimated value of these investments is approximately $768 million. At September 30, 1999 the book value for these investments was approximately $105 million excluding currency translation adjustment. The merger is subject to shareholders and government approval and is expected to close in January 2000. According to Taiwanese laws and regulations, 50% of the 283.3 million UMC shares Alliance expects to receive will be subject to a six-month "lock-up" or no trade period. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale two years from the closing date of the transaction, with 28.3 million shares available for sale every six months thereafter during years three and four.

The Company has invested approximately $7.5 million during the first six months of fiscal 2000 in a number of start-up companies whose focus is emerging networking and internet market segments, where the Company can leverage its core competencies in memory technology. The Company accounts each of theses investments using the cost method of accounting.

Note 5. GAIN ON SALE OF USC SHARES

In April 1998, the Company sold 35 million shares of USC (representing approximately 18% of the Company's interest in USC) to an affiliate of UMC for net proceeds of $31.7 million, plus the right to receive a contingent payment of up to 665 million NTD (approximately US$20.9 million at the exchange rate prevailing on October 1, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. The net gain on the sale, after deducting the cost basis plus a share of the equity in income of those shares disposed, was $15.8 million, which was included in Other Income, net.

Note 6. COMPREHENSIVE INCOME

The Company adopted  Statement of Financial  Accounting  Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in fiscal 1999. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income:

                          Three months      Six months ended
                             ended           September 30,
                         September 30,
                        ------------------ ------------------
                          1999      1998     1999      1998
                        -------- --------- --------  --------
 Net income (loss)       $4,493   ($5,689) $57,861  ($20,548)
 Unrealized gain on
   marketable securities
   (net of deferred taxes
   of $2,652)            (9,249)        -    3,945        -
 Cumulative translation
   adjustments            2,508    (3,148)   6,902   (2,861)
                        ========  =======  ======== =========
   Comprehensive
     income (loss)      ($2,248)  ($8,837) $68,708 ($23,409)
                        ========  =======  ======== =========


The components of accumulated other comprehensive loss are as follows:

                               September     March 31,
                               30, 1999        1999
                              -----------  ------------
Unrealized gain on marketable
  securities (net of deferred
  taxes of $2,652)                $3,945             -
Cumulative translation
  adjustments                    (11,464)     ($18,366)
                              ===========  ============
  Accumulated other
    comprehensive loss           ($7,519)     ($18,366)
                              ===========  ============

Note 7. PURCHASE ORDER COMMITMENTS


At September 30, 1999, the Company had approximately $ 30.4 million of non-cancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.


Note 8. LETTERS OF CREDIT


As of September 30, 1999, $ 3.7 million of standby letters of credit were outstanding and expire on or before June 1, 2000, which are secured by restricted cash and short-term investments.


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

The computations for basic and diluted EPS are presented below:

                                   Three months       Six months ended
                                      ended            September 30,
                                   September 30,
                                 ------------------  -------------------
                                  1999      1998      1999      1998
                                ---------  -------  --------- ---------
Net income (loss)                $4,492    ($5,869) $57,860   ($20,548)
                                =========  =======  ========= =========
Weighted average shares          41,812     41,456   41,715     41,209
  outstanding
Effect of dilutive employee       1,174          -      857         -
  stock options
                                ---------  -------  --------- ---------
Average shares outstanding       42,986     41,456   42,572    41,209
  assuming dilution
                                =========  =======  ========= =========
Net income (loss) per share:
   Basic                          $0.11     ($0.14)   $1.39    ($0.50)
                                =========  =======  ========= =========
   Diluted                        $0.10     ($0.14)   $1.36    ($0.50)
                                =========  =======  ========= =========

The following are not included in the above calculation as they were considered anti-dilutive:

                             Three months ended     Six months ended
                               September 30,          September 30,
                           -----------------------  -----------------
                             1999         1998       1999     1998
                           ----------  -----------  -------  --------
                           ==========  ===========  =======  ========
Employee stock options          91       2,345         882    2,436
  outstanding
                           ==========  ===========  =======  ========

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

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company was served with a complaint filed in Federal Court alleging that ASIC has infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. The Court has set a trial date for June 2000. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

In July 1998, the Company learned that a default judgment may be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. The appeal brief and reply briefs have been filed and the parties are awaiting a decision by the appeals court.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999 the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination and is currently being considered by the CIT. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition. At September 30, 1999, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the established deadline. In January 1999, the DOC decided to limit the number of respondents investigated and notified Alliance that it would not be separately investigated. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in

Taiwan are subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). At September 30, 1999, the Company had posted a bond secured by a letter of credit in the amount of $1.0 million to cover deposits on such entries. The ITC final determination of injury is due December 2, 1999. If the ITC final determination of injury is affirmative, the DOC will issue an antidumping duty order. Under any such order, the Company's imports of Taiwan-fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the final "all others" rate of the entered value of such DRAMs. If the ITC's final determination is negative, the investigation will be terminated, the suspension of liquidation lifted, and the bond released. If an antidumping duty order is issued, in late 2000 the Company will have an opportunity to request a review of its sales of Taiwan-fabricated DRAMs from approximately May 1999 through December 2000 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on entries during the Review Period will remain undetermined until the conclusion of the review in late 2001, which would determine a Company-specific antidumping duty margin. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the final "all others" rate determined in the original investigation, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, with interest. If, on the other hand, the DOC found a higher Company-specific rate, the Company would have to pay the difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect, with interest. (The Company also would be responsible for antidumping duties in the amount of the revised margin with respect to its imports covered by bond.) A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.


Note 11.  ACQUISITION OF MAVERICK NETWORKS BY BROADCOM  CORPORATION

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million, which is included in Other Income, net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation is being be accounted for as "available for sale" securities in accordance with FAS 115. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months until November 30,1999 to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches the merger agreement or misrepresented information in the transaction. During the first six months of fiscal 2000, the Company sold 150,000 shares of Broadcom stock and realized a pre-tax gain of approximately $3.7 million. At September 30, 1999, the Company's unrealized gain in Broadcom is $6.6 million, which has been recorded, net of tax, as other comprehensive income.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," ANTICIPATES," "BELIEVES," "APPROXIMATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS, WHICH INCLUDE STATEMENTS CONCERNING THE TIMING OF NEW PRODUCT INTRODUCTIONS; THE FUNCTIONALITY AND AVAILABILITY OF PRODUCTS UNDER DEVELOPMENT; TRENDS IN THE PERSONAL COMPUTER, NETWORKING, TELECOMMUNICATIONS AND INSTRUMENTATION MARKETS, IN PARTICULAR AS THEY MAY AFFECT DEMAND FOR OR PRICING OF THE COMPANY'S PRODUCTS; THE PERCENTAGE OF EXPORT SALES AND SALES TO STRATEGIC CUSTOMERS; THE PERCENTAGE OF REVENUE BY PRODUCT LINE; AND THE AVAILABILITY AND COST OF PRODUCTS FROM THE COMPANY'S SUPPLIERS; ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN ITEM 2 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF THIS REPORT, AND IN ITEM 1 (ENTITLED "BUSINESS") OF PART I AND IN ITEM 7 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF PART II OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 3, 1999 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 1, 1999, AND THE SUBSEQUENT QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDING JULY 3, 1999. THESE RISKS AND UNCERTAINTIES, OR THE OCCURRENCE OF OTHER EVENTS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR TO REFLECT ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH FORWARD-LOOKING STATEMENT IS BASED, IN WHOLE OR IN PART.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                  Three months ended    Six months ended
                                    September 30,         September 30,
                                 ---------------------  ------------------
                                   1999        1998      1999      1998
                                 ----------  ---------  --------  --------
Net revenues                      100.0%       100.0%     100.0%    100.0%
Cost of revenues                   64.4        129.3       67.3     198.9
                                 ----------  ---------  --------  --------
  Gross profit (loss)              35.6        (29.3)      32.7     (98.9)
Operating expenses:
  Research and development         22.2         33.5       20.2      37.5
  Selling, general and             16.3         26.7       15.9      33.0
administrative
                                 ----------  ---------  --------  --------
Total operating expenses           38.5         60.2       36.1      70.5
                                 ----------  ---------  --------  --------
Loss from operations               (2.8)       (89.5)      (3.4)   (169.4)
Gain on Marketable Securities      19.3                   150.2
Other income (expense), net        (1.4)        (1.7)      (0.4)     75.4
                                 ----------  ---------  --------  --------
Income (loss) before income
  taxes and equity in income of
  United Semiconductor
  Corporation ("USC")              15.1        (91.2)     146.4     (94.0)
                                 ----------  ---------  --------  --------
Provision for income taxes          6.2          -          1.0      40.7
                                 ----------  ---------  --------  --------
Income (loss) before equity in      8.9        (91.2)     145.4    (134.7)
income of USC
Equity in income of USC            14.6         35.2       11.8      35.1
                                 ----------  ---------  --------  --------
Net income (loss)                  23.5%       (56.0%)    157.1%    (99.6%)
                                 ==========  =========  ========  ========

NET REVENUES

Net revenues increased by 82% to $19.1 million for the three months ended September 1999 from $10.4 million for the similar period in 1998. This increase in revenues was mainly due to the higher unit shipments of dynamic random access memory ("DRAM") and static random access memory ("SRAM") products combined with an overall increase in the average selling prices of the Company's products. Net revenues for the six months ended September 1999 increased by 79% to $36.8 million compared to $20.6 million during the same period one year ago. Net revenues for the second quarter of fiscal 2000 (September 1999 quarter) increased 8% over net revenues reported in the first fiscal quarter (June 1999 quarter) and 38% over the fourth quarter of fiscal 1999 (March 1999 quarter).

Revenues from the Company's DRAM products contributed approximately 61% of the Company's net revenues for the September 1999 quarter and approximately 38% of the Company's net revenues for the September 1998 quarter. The DRAM revenues increased by 161% to $11.3 million for the September 1999 quarter from $4.0 million for the September 1998 quarter. The net increase was due to a combination of higher average selling prices on some of the DRAM products and an increase in unit shipments.

Revenues from the Company's SRAM products contributed approximately 38% of the Company's net revenues for the September 1999 quarter and approximately 61% of the Company's net revenues for the September 1998 quarter. The SRAM revenues increased by 21% to $7.6 million for the September 1999 quarter from $6.3 million for the September 1998 quarter. The net increase was due to a combination of higher average selling prices on some of the SRAM products and an increase in unit shipments.

Revenues from the Company's graphics products contributed less than 1% of the Company's net revenues for quarters ending September 1999 and September 1998.

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

GROSS PROFIT (LOSS)

The Company experienced a gross profit of $6.8 million for the second quarter of fiscal 2000, or 36% of net revenues compared to a gross loss of $3.1 million, or (30%) of net revenues for the same period of fiscal 1999. The increase in gross profits primarily resulted from higher overall average selling prices for the Company's DRAM and SRAM products and higher unit shipments. The second quarter of fiscal 1999 included a $2.9 million pre-tax inventory charge. The gross profit was $12.0 million or 33% of net revenues for the first six months of fiscal 2000 compared to a gross loss of $20.4 million, or (99%) for the first six months of fiscal 1999. The first six months of fiscal 1999 included a $20.0 million pre-tax inventory charge.

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

Research and development expenses were $4.2 million, or 22% of net revenue in the second quarter of fiscal 2000 compared to $3.5 million, or 33% of net revenue in the same period of the prior fiscal year. Research and development expenses in the first six months of fiscal 2000 were $7.4 million, or 20% of net revenues compared to $7.7 million, or 37% for the same period one year ago. The decrease in research and development expenses for the first six months of fiscal 2000 as compared to the same period last year, was the effect of headcount reductions and the discontinuance of the MMUI accelerator product line offset by an increase in masks and tooling costs for new products.

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

Selling, general and administrative expenses were $3.1 million, or 16% of net revenue in the second quarter of fiscal 2000 compared to $2.8 million, or 27% of net revenue in the same period of the prior fiscal year. For the first six months of fiscal 2000, expenses were $5.9 million, or 16% compared to $6.8 million, or 33% one year ago. The decrease in selling, general and administrative expenses for the first six months of fiscal 2000 compared to one year ago was primarily the result of lower headcount and personnel related costs, lower legal and bad debt expenses, offset in part by higher sales commissions due to increased revenue. Selling, general and administrative expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

GAIN ON MARKETABLE SECURITIES

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million, which is included in Other Income, Net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation is being be accounted for as "available for sale" securities in accordance with FAS 115. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months until November 30,1999 to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches the merger agreement or misrepresented information in the transaction. During the first six months of fiscal 2000, the Company sold 150,000 shares of Broadcom stock and realized a pre-tax gain of approximately $3.7 million. At September 30, 1999, the Company's unrealized gain in Broadcom is $6.6 million, which has been recorded, net of tax, as other comprehensive income.

PROVISION FOR INCOME TAXES

During the first six months of fiscal 2000, the Company recorded a net tax expense of $367,000. For the second quarter of fiscal 2000, the Company recorded a $1.2 million tax expense on an estimated $2.9 million of taxable book income. This was partially offset by approximately $819,000 in recognition of the tax benefits associated with loss carryforwards and tax credits, which are available to offset the gain on marketable securities related to the Broadcom shares.

EQUITY IN INCOME OF USC

As discussed in the section below entitled "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. Equity income from USC for the first six months of fiscal 2000 was $4.3 million, or 11.8% of net revenues as compared to $7.2 million or 35% of net revenues reported for the same period last year. The decrease was primarily due to lower operating income well as a decrease in the Company's ownership percentage from approximately 15.49% to 14.76%.

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

The Company has completed a company-wide year 2000 readiness assessment and has completed implementing a new management information system, which the Company believes is year 2000 compliant. The Company now believes that it is year 2000 ready to the best of its knowledge. During fiscal years 1999 and 1998, the Company spent approximately $2.6 million in connection with implementing the new information systems. The Company does not anticipate that it will incur material expenditures for the resolution of any year 2000 issues relating to its IT or non-IT systems in the current fiscal year.

The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. In the event 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, the Company believes that the most reasonably likely worst case scenario is a temporary disruption in infrastructure service, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000. The Company has completed its assessment of year 2000 readiness of its major suppliers and vendors and believes that its major suppliers and vendors are year 2000 ready based on discussions and representations.

Year 2000 compliance issues could have a significant impact on the Company's operations and its financial results if unforeseen needs or problems arise; or, if the systems operated by the Company's customers, vendors or subcontractors are not year 2000 compliant. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

In September 1999 a major earthquake occurred in Taiwan. At the time of the earthquake, the Company had little material in production at UMC's Taiwan foundry locations, since most of it's SRAM production is now manufactured by Chartered Semiconductor in Singapore, and Alliance had recently shifted a large percentage of it's DRAM production to UMC's foundry in Japan. The Company experienced some short-term disruption at Taiwan assembly and test subcontract houses. According to UMC, damage to the foundries was significantly less severe than originally estimated, and all foundry installations and equipment are in good condition with less than 10% of the total wafers in production at UMC Group foundries affected.

There can be no assurance that fires, earthquakes or other disasters will not have a material adverse effect on UMC, USC or USIC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

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

Current pending litigation, administrative proceedings and claims are set forth in Part II, Item 1 - Legal Proceedings. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or operating results. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be materially adversely affected.

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

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the established deadline. In January 1999, the DOC decided to limit the number of respondents investigated and notified Alliance that it would not be separately investigated. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after approximately May 28, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). At September 30, 1999, the Company had posted a bond secured by a letter of credit in the amount of $1.0 million to cover deposits on such entries. The ITC final determination of injury is due December 2, 1999. If the ITC final determination of injury is affirmative, the DOC will issue an antidumping duty order. Under any such order, the Company's imports of Taiwan-fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the final "all others" rate of the entered value of such DRAMs. If the ITC's final determination is negative, the investigation will be terminated, the suspension of liquidation lifted, and the bond released. If an antidumping order is issued, in late 2000 the Company will have an opportunity to request a review of its sales of Taiwan-fabricated DRAMs from approximately May 1999 through December 2000 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on entries during the Review Period will remain undetermined until the conclusion of the review in late 2001, which would determine a company-specific antidumping duty margin. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the final "all others" rate determined in the original investigation, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, with interest. If, on the other hand, the DOC found a higher Company-specific margin, the Company would have to pay the difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect, with interest. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $8.1 million in first six months of fiscal 2000 compared to $22.7 million in the first six months of fiscal 1999. Cash utilized in operating activities in the first six months of fiscal 2000 was the result of an increase in inventory related to higher anticipated sales and higher wafer prices. Cash utilized in operations in the first six months of fiscal 1999 was primarily a result of a loss from operations and changes in working capital accounts during the first six months.

Net cash provided by investing activities was $9.7 million for the first six months of fiscal 2000 and net cash provided by investing activities was $27.0 million for the same period of fiscal 1999. Net cash provided by investing activities in the for the first six months of fiscal 2000 was a result of the proceeds from the sale of Broadcom shares of approximately $18.1 million partially offset by investments of $7.5 million in a number of start-up companies whose focus is emerging networking and internet market segments, where the Company can leverage its core competencies in memory technology, and equipment purchases of $0.8 million. Net cash provided by investing activities in the first six months of fiscal 1999 reflects the proceeds from the sale of USC shares of $31.7 million, partially offset by equipment purchases of $1.0 million and $3.1 million investment in United Silicon, Inc.

The Company's financing activities provided cash of $6.7 million in the first six months of fiscal 2000 and used cash of $0.1 million in the first six months of fiscal 1999. Net cash provided by financing activities in the first six months of fiscal 2000 reflects proceeds from employee stock option exercises of $5.9 million and restricted cash of $1.5 million, partially offset by repayment of long-term obligations of $0.7 million.

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million, which is included in Other Income, net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation is being be accounted for as "available for sale" securities in accordance with FAS 115. According to the Company's agreement with Broadcom, 10% or 53,896 shares of Broadcom stock will be held in escrow for six months until November 30,1999 to potentially compensate Broadcom for losses, if any, Broadcom may incur if Maverick breaches the merger agreement or misrepresented information in the transaction. During the first six months of fiscal 2000, the Company sold 150,000 shares of Broadcom stock and realized a pre-tax gain of approximately $3.7 million. At September 30, 1999, the Company's unrealized gain in Broadcom is $6.6 million, which has been recorded, net of tax, as other comprehensive income.

At September 30, 1999, the Company had $14.5 million in cash, an increase of $8.3 million from March 31, 1999, and working capital of $79.0 million, an increase of $57.0 million from March 31, 1999. Included in this $79.0 million of working capital is marketable securities of approximately $43.8 million. The Company believes that these sources of liquidity, and other financing opportunities available to it, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future.

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

In February 1995, the Company agreed to purchase shares of Chartered Semiconductor ("Chartered") for approximately US$10 million and entered into a manufacturing agreement under which Chartered will provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2." In April 1995, the Company agreed to purchase additional shares in Chartered, bringing the total agreed investment in Chartered to approximately US$51.6 million and Chartered agreed to provide an increased minimum number of wafers to be provided by Chartered from Fab2. The Company has paid all installments to Chartered. Chartered went public on the NASDAQ stock exchange on October 26,1999. The Company owns approximately 2.14 million American Depository Shares, or ADSs. Each ADS represents the right to ten ordinary shares, subject to a six-month "lock-up," or no trade period. Based on the November 12, 1999 closing price for Chartered shares the estimated value of this investment is $102 million.

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. The Company paid approximately 1 billion New Taiwan Dollars ("NTD") (approximately US$36.4 million) in September 1995, approximately NTD 450 million (approximately US$16.4 million) in July 1996, and approximately NTD 492 million (approximately US$17.6 million) in July 1997. After the last payment, the Company owned approximately 190 million shares of USC, or approximately 19% of the outstanding shares. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, the Company has the right to receive up to another 665 million NTD (approximately US$20.9 million at the exchange rate prevailing on October 1, 1999, which rate is subject to material change) upon the occurrence of certain potential future events. After the April 1998 sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of dividend distribution. Additionally, USC made a stock distribution to its employees. As a result of this distribution, the Company's ownership in USC was reduced to 15.1% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution as well as distributions to other entities. As a result of these distributions, the Company owned approximately 14.8% of the outstanding shares. To the extent USC experiences operating income or losses and the Company maintains its current ownership percentage of outstanding shares, the Company will recognize its proportionate share of such income or losses. During the first six months of fiscal 2000, the Company recorded $4.3 million of equity in income of USC, as compared to $7.2 million recorded during the first six months of fiscal 1999.

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

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC, a publicly traded company in Taiwan. According to the proposed terms of the merger, Alliance will receive 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC and approximately
35.6 million shares of UMC stock for its 48.1 million shares or 3.21% ownership of USIC. UMC has indicated that they expect to have approximately 8.8 billion shares outstanding as of the closing date of the merger. Based on the November 12, 1999 closing price for UMC shares of NTD 86.00, and the then current U.S. dollar exchange rate of 31.72, the estimated value of these investments is approximately $768 million. At September 30, 1999 the book value for these investments was approximately $105 million. The merger is subject to shareholders and government approval and is expected to close in January 2000. According to Taiwanese laws and regulations, 50% of the 283.3 million UMC shares Alliance expects to receive will be subject to a six-month "lock-up" or no trade period. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale two years from the closing date of the transaction, with 28.3 million shares available for sale every six months thereafter during years three and four.

The Company has invested approximately $7.5 million during the first six months of fiscal 2000 in a number of start-up companies whose focus is emerging networking and internet market segments, where the Company can leverage its core competencies in memory technology. The Company accounts each of theses investments using the cost method of accounting.

================================================================================
Part II - Other Information

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

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company was served with a complaint filed in Federal Court alleging that ASIC has infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. A trial date has been set by the Court for June 2000. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

In July 1998, the Company learned that a default judgment may be entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. The appeal brief and reply briefs have been filed and the parties are awaiting a decision by the appeals court.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on August 31, 1999. Company's stockholders elected the Board's nominees as directors by the votes indicated:

           NOMINEE                   VOTES FOR             VOTES WITHHELD

           N. Damodar Reddy         35,658,380               2,013,573
           C. N. Reddy              35,445,030               2,226,923
           Jon B. Minnis            35,443,691               2,228,262
           Stanford L. Kane         35,444,341               2,227,612

The proposal to amend the Company's 1992 Stock Plan to increase the number of shares of common stock reserved for issuance by 2,000,000 shares, from 9,000,000 to 11,000,000 shares was ratified with 28,523,961 votes in favor, 9,084,828 against and 63,164 abstentions.

The selection of PricewaterhouseCoopers LLP as the Company's independent auditors was ratified with 37,298,660 votes in favor, 328,318 against and 44,975 abstentions.


ITEM 5
OTHER INFORMATION

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999 the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination and is currently being considered by the CIT. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition. At September 30, 1999, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan are being sold in the United States at less than fair value, and that the United States industry producing DRAMs is materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requests the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there is a reasonable indication that the imports of the products under investigation are injuring the United States industry. The Company received a questionnaire from the DOC, and responded to such questionnaire in accordance with the established deadline. In January 1999, the DOC decided to limit the number of respondents investigated and notified Alliance that it would not be separately investigated. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). ). At September 30, 1999, the Company had posted a bond secured by a letter of credit in the amount of $1.0 million to cover deposits on such entries. The ITC final determination of injury is due December 2, 1999. If the ITC final determination of injury is affirmative, the DOC will issue an antidumping duty order. Under any such order, the Company's imports of Taiwan-fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the final "all others" rate of the entered value of such DRAMs. If the ITC's final determination is negative, the investigation will be terminated, the suspension of liquidation lifted, and the bond released. If an antidumping duty order is issued, in late 2000 the Company will have an opportunity to request a review of its sales of Taiwan-fabricated DRAMs from approximately May 1999 through December 2000 (the "Review Period"). If the Company makes such a request, the amount of antidumping duties, if any, owed on entries during the Review Period will remain undetermined until the conclusion of the review in late 2001, which would determine a Company-specific antidumping duty margin. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the final "all others" rate determined in the original investigation, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, with interest. If, on the other hand, the DOC found a higher Company-specific rate, the Company would have to pay the difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect, with interest. (The Company also would be responsible for antidumping duties in the amount of the revised margin with respect to its imports covered by bond.) A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits:

             Exhibit     Document Description
             Number
           ------------  ------------------------------------------------
              27.01      Financial Data Schedule (filed only with the electronic
                         submission of Form 10-Q in accordance with the EDGAR requirements)

      (b) No reports on Form 8-K were filed during quarter ended October 2, 1999.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALLIANCE SEMICONDUCTOR CORPORATION


November 16, 1999         By: /S/ N. DAMODAR REDDY
                              -------------------------------------
                              N. Damodar Reddy
                              Chairman of the Board, President and Chief
                              Executive Officer
                              (Principal Executive Officer)


November 16, 1999          By: /S/ DAVID EICHLER
                               -------------------------------------
                               David Eichler
                               Vice President, Finance and Administration
                               and Chief Financial Officer
                               (Principal Financial and Accounting Officer)