Form 10-Q
period 2000-01-01
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2000-02-15
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------

                                    FORM 10-Q


(MARK ONE)
[x] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended JANUARY 1, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the transition period from _________ to _________.



Commission file number:  0-22594


                       ALLIANCE SEMICONDUCTOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               77-0057842
             --------                               ----------
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


        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
        -------------------              ------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of February 10, 2000, there were 42,233,928 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED JANUARY 1, 2000

                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION

 Item 1 Financial Statements:

        Condensed unaudited Consolidated Balance Sheets as of December 31,
        1999 and March 31, 1999...............................................3

        Condensed unaudited Consolidated Statements of Operations for the three and nine months ended December 31, 1999 and 1998................4

        Condensed unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 1998..........................5

        Notes to unaudited Condensed Consolidated Financial Statements........6

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................12


PART II OTHER INFORMATION

  Item 1Legal Proceedings....................................................22

  Item 5Other Information....................................................22

  Item 6Exhibits and Reports on Form 8-K.....................................24


SIGNATURES...................................................................25

===============================================================================
Part I - Financial Information
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                      December      March
                                      31, 1999     31, 1999
                                    ------------ ------------
              ASSETS
Current assets:
  Cash and cash equivalents           $17,094       $6,219
  Marketable securities               226,810            -
  Restricted cash                       3,675        5,175
  Accounts receivable, net             16,065        8,943
  Inventory                            26,546       12,927
  Related party receivables             1,888        1,815
  Other current assets                  2,475        1,709
                                    ------------ ------------
   Total current assets               294,553       36,788
Property and equipment, net            10,595        9,943
Investment in Chartered                     -       51,596
Investment in United Semiconductor     94,873       77,310
Investment in United Silicon, Inc.     16,799       16,799
Other investments                      20,168          550
Other assets                              640          571
                                    ------------ ------------
   Total assets                      $437,628     $193,557
                                    ============ ============

   LIABILITIES AND STOCKHOLDERS'
Current liabilities:
  Accounts payable                    $22,302       $8,046
  Accrued liabilities                  10,735        4,736
  Deferred income taxes                55,950          589
  Current portion of long term            887        1,315
    obligations
                                    ------------ ------------
        Total current liabilities      89,874       14,686
Long term liabilities:
  Long term obligations                 1,158          578
  Deferred income taxes                14,069       14,723
                                    ------------ ------------
        Total liabilities             105,101       29,987
                                    ------------ ------------

Stockholders' equity
  Common stock                            422          416
  Additional paid-in capital          191,574      185,025
  Retained earnings                    63,510       (3,505)
  Accumulated other comprehensive      77,021      (18,366)
                                    ------------ ------------
   Total stockholders' equity         332,527      163,570
                                    ------------ ------------
        Total liabilities and        $437,628     $193,557
          stockholders' equity
                                    ============ ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     Three months            Nine months
                                        ended                   ended
                                     December 31,            December 31,
                                 --------------------   ---------------------
                                   1999       1998        1999        1998
                                 --------   ---------   ---------   ---------
Revenue:
  Net revenues                   $23,497     $13,282     $60,320     $33,904
  Cost of revenues                15,412      10,864      40,186      51,899
                                 --------   ---------   ---------   ---------
                                   8,085       2,418      20,134     (17,995)
                                 --------   ---------   ---------   ---------
Operating expenses:
  Research and development         3,330       3,285      10,779      11,012
  Selling, general and             6,753(1)    2,863      12,607(1)    9,671
    administrative
                                 --------   ---------   ---------   ---------
   Total operating expenses        10,083      6,148      23,386      20,683
                                 --------   ---------   ---------   ---------
Loss from operations             (1,998)(1)   (3,730)     (3,252)(1) (38,678)
Gain on marketable securities      5,111           -      60,413      15,823
Other income (expense), net          (56)       (387)       (204)       (650)
                                 --------   ---------   ---------   ---------
Income (loss) before income taxes
  and equity in income of USC      3,057      (4,117)     56,957     (23,505)
Provision (benefit) for income      (963)          -        (596)      8,397
  taxes
                                 --------   ---------   ---------   ---------
Income (loss) before equity in     4,020      (4,117)     57,553     (31,902)
  income of USC
Equity in income of USC            5,134       2,064       9,462       9,301
                                 --------   ---------   ---------   ---------
  Net income (loss)               $9,154     ($2,053)    $67,015    ($22,601)
                                 ========   =========   =========   =========
  Net income (loss) per share
   Basic                            $0.22     ($0.05)      $1.60      ($0.55)
                                 ========   =========   =========   =========
   Diluted                          $0.21     ($0.05)      $1.56      ($0.55)
                                 ========   =========   =========   =========
  Weighted average number of
    common shares
   Basic                          41,858      41,512      41,989      41,315
                                 ========   =========   =========   =========
   Diluted                        42,944      41,512      43,003      41,315
                                 ========   =========   =========   =========

-------------
(1)Fiscal third quarter FY2000 Selling, General and Administration expense includes $3.6 million discretionary, non-recurring compensation expense related to the acquisition of Maverick Networks by Broadcom Corporation.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                          Nine Months Ended
                                            December 31,
                                        --------------------
                                          1999        1998
                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                      $67,015    ($22,601)
  Adjustments to reconcile net income
   Depreciation and amortization           2,669      2,823
       Non-recurring compensation          3,655          -
   Equity in income of USC                (9,462)    (9,301)
   Gain on sale of long term
          and marketable securities      (60,413)   (15,823)
   Changes in assets and liabilities:
    Accounts receivable                   (7,122)     9,005
    Inventory                            (14,361)    (1,686)
          Pre-tax inventory write down       742     20,346
    Related party receivables                (73)         -
    Other assets                            (835)      (198)
    Accounts payable                      14,256    (29,727)
    Accrued liabilities                    3,751     (2,161)
    Deferred income taxes and tax         (3,509)    25,441
      receivable
                                        ---------   --------
   Net cash used in operating             (3,687)   (23,882)
                                        ---------   --------

CASH PROVIDED BY INVESTING ACTIVITIES:
  Acquisition of equipment                (3,321)    (2,066)
  Proceeds from sale of USC shares             -     31,662
   Proceeds from sale of Broadcom         29,099          -
   Investment in United Silicon, Inc.          -     (3,098)
   Other investments                     (19,423)         -
                                        ---------   --------
   Net cash provided by (used in)          6,355     26,498
     investing activities
                                        ---------   --------

CASH FLOWS FROM (USED IN) FINANCING
  Net proceeds from issuance of common     6,555         46
  Repayments of long term obligations       (866)    (1,207)
   Borrowing of long term obligations      1,018          -
   Restricted cash                         1,500        987
                                        ---------   --------
                                        ---------   --------
   Net cash provided by financing          8,207       (174)
     activities
                                        ---------   --------

Net increase in cash and cash             10,875      2,442
Cash and cash equivalents at beginning     6,219      3,010
  of the period
                                        ---------   --------
Cash and cash equivalents at end of      $17,094     $5,452
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

For purposes of presentation, the Company has indicated the first nine months of fiscal 2000 and 1999 as ending on December 31, 1999, respectively; whereas, in fact, the Company's fiscal quarters ended on January 1, 2000 and January 2, 1999, respectively.

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000 and the Company makes no representations related thereto.

Note 2. BALANCE SHEET COMPONENTS

                 December     March 31,
                 31, 1999        1999
                ------------  -----------
Inventory:
  Work in        $15,338        $5,119
  Finished        11,208         7,808
                ------------  -----------
                 $26,546       $12,927
                ============  ===========

Note 3. INVENTORY CHARGES AND VALUATION ALLOWANCE

During the third quarter of fiscal 2000, the Company experienced an improvement in the average selling prices for certain products and a higher demand for SRAM and DRAM products. In the third quarter of fiscal 2000, the Company recorded approximately $0.5 million pre-tax inventory valuation charge. This compares to a pre-tax inventory valuation charge of approximately $0.6 million for the same period of fiscal 1999. During the first three quarters of fiscal 2000, the Company has recorded approximately $0.7 million pre-tax inventory valuation charge. This compares to a pre-tax inventory valuation charge of approximately $20.3 million for the first three quarters of fiscal 1999. These pre-tax charges were made to reflect a further decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. The Company is unable to predict future market prices for its products. A decline in average selling prices for its products could result in additional material inventory valuation adjustments and corresponding charges to operations.

Note 4. INVESTMENTS

In February and April 1995, the Company agreed to purchase shares of Chartered Semiconductor ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers, if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States. The Company owns approximately 21.4 million ordinary shares or approximately 2.14 million American Depository Shares, or ADSs. These shares are subject to a six-month "lock-up," or no trade period which expires at the end of April 2000. Prior to the fiscal third quarter of FY 2000, the Company recorded its investment in Chartered as a long-term investment using the cost method of accounting. The Company now records its investment in Chartered as an available for sale marketable security in accordance with FAS 115. At the end of the December 1999 quarter, the Company has recorded an unrealized gain of approximately $62 million, net of deferred tax, as part of Accumulated other comprehensive income in the Stockholders Equity section of the Balance Sheet.

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between September 1995 and July 1997 the Company invested approximately $70.4 million in USC in exchange for 190 million shares or 19% of the outstanding shares and 25% of the total wafer capacity. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, and due to the merger of USC into UMC, the Company has will receive an additional 665 million NTD (approximately US$21.2 million as of December 31,1999). (See Note 12- Subsequent Events.)

Subsequent to the April 1998 sale, the Company owned approximately 15.50% of the outstanding shares of USC. In October 1998, the Company received approximately 46 million shares upon USC's payment of a stock dividend to its investors and employees. As a result of this stock dividend, the Company's ownership in USC was reduced to 15.06%. In April 1999, the Company received approximately 46 million shares as USC paid another stock dividend to its investors and employees. As a result of this stock dividend, the Company's ownership in USC was reduced to 14.76%. The Company has historically accounted for its investment in USC using the equity method of accounting given its active Board membership and wafer capacity rights. During the first nine months of fiscal 2000, the Company recorded its proportionate share of equity in income of USC in its Statement of Operations amounting to $9.5 million compared to $9.3 million recorded during the first nine months of fiscal 1999. With the completion of the USC merger with UMC in January 2000 (see below), the Company will no longer record its proportionate share of equity in income of USC in its Statement of Operations on a quarterly basis, but will rather use the cost method of accounting for its investment in UMC.

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon, Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between January 1996 and July 1998, the Company invested approximately $16.8 million and owns approximately 3.21% of the outstanding shares of USIC, and has the right to purchase approximately 3.70% of the manufacturing capacity of the facility. The Company accounts for its investment in USIC using the cost method of accounting.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC. The merger was completed in January 2000. Alliance received 247.7 million shares of UMC stock for its 247.7 million shares, or 14.76% ownership of USC, and approximately 35.6 million shares of UMC stock for its 48.1 million shares, or 3.21% ownership of USIC.

As a result of the merger, Alliance Semiconductor now owns 283.3 million shares, or approximately 3.2% of UMC, and will also maintain its 25% and 3.70% wafer capacity allocation rights in the former USC and USIC foundries, respectively. The Company will recognize a $908 million pre-tax ($532 million after-tax) gain in its fiscal fourth quarter ending April 1, 2000, as a result of the merger. The gain will be reported as non-operating income, representing the appreciation of Alliance's investment in USC and USIC based on the share price of UMC at the date of the merger (i.e. NTD 112, or US $3.5685), as well as approximately $21.2 million additional gain related to the sale of the USC shares in April 1998.

According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance's UMC shares are subject to a six month "lock-up" or no trade period. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale two years from the closing date of the transaction, with 28.3 million shares available for sale every six months thereafter, during years three and four. When these shares are ultimately sold, it is possible that additional gain or loss will be reported.

The Company, through its new venture arm Alliance Venture Management, LLC, invested approximately $12 million during fiscal third quarter of FY 2000 in two Alliance ventures funds (Alliance Ventures I, LP and Alliance Ventures II, LP). At the end of December 1999, Alliance Venture Management, LLC had invested approximately

$20 million in fifteen companies. Alliance Ventures I, LP, whose focus is investing in networking and communication start-up companies, has invested $19 million in eleven companies, with a total fund allocation of $20 million.
Alliance Ventures II, LP, whose focus is in investing in internet start-up ventures has approximately $1.6 million invested to-date in four companies, with approximately $15 million total designated for this fund. The newly formed
Alliance Ventures III, LP, will also focus on emerging companies in the networking and communication market areas and has been allocated up to $100 million for new investments. The Company is currently evaluating a number of existing and new start-up investment opportunities which could result in additional investments of $15-$25 million during the fiscal fourth quarter of FY 2000. The Company accounts for these investments using the cost method.

Note 5. GAIN ON SALE OF USC SHARES

In April 1998, the Company sold 35 million shares of USC (representing approximately 18% of the Company's interest in USC) to an affiliate of UMC for net proceeds of $31.7 million, plus the right to receive a contingent payment of 665 million NTD (approximately US$21.2 million) upon the sale or transfer of USC shares, including the merger of USC into UMC. The net gain on the sale, after deducting the cost basis plus a share of the equity in income of those shares disposed, was $15.8 million, which was included in, Gain on marketable securities.

Note 6. COMPREHENSIVE INCOME

The Company adopted  Statement of Financial  Accounting  Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in fiscal 1999. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income:

                           Three months        Nine months
                              ended               ended
                           December 31,        December 31,
                          (in thousands)      (in thousands)
                        ------------------  ------------------
                         1999       1998      1999      1998
                        --------- --------  -------- ---------
Net income (loss)        $9,154   ($2,053)  $67,015  ($22,601)
Unrealized gain on
  marketable securities  82,687         -    86,632         -
  (net of deferred taxes
  of $56,751 and $59,459)
Cumulative translation    1,936        37     8,876     2,986
  adjustments
                        --------- --------  -------- ---------
 Comprehensive          $93,777   ($2,016) $162,523  ($19,615)
 income (loss)
                        ========= ========  ======== =========

The  components  of  Accumulated  other  comprehensive   income  (loss)  in  the
Stockholders Equity Section of the Balance Sheet are as follows:

                               December      March 31,
                               31, 1999        1999
                              -----------  ------------
Unrealized gain on              $86,632            -
  marketable securities (net
  of deferred taxes of
  $59,459)
Cumulative translation           (9,611)     ($18,366)
  adjustments
                              -----------  ------------
  Accumulated other             $77,021      ($18,366)
    comprehensive loss
                              ===========  ============

Note 7. PURCHASE ORDER COMMITMENTS

At  December  31,  1999,  the  Company  had   approximately   $41.3  million  of
non-cancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.

Note 8. LETTERS OF CREDIT

As of December 31, 1999, $3.7 million of standby letters of credit were outstanding and expire on or before June 1, 2000, which are secured by restricted cash and short-term investments.

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

The computations for basic and diluted EPS are presented below:

                                Three months ended   Nine months ended
                                   December 31,         December 31,
                                  (in thousands)       (in thousands)
                                ------------------  -------------------
                                  1999      1998      1999      1998
                                ---------  -------  --------- ---------
Net income (loss)                 $9,154  ($2,053)   $67,015   ($22,601)
                                =========  =======  ========= =========
                                =========  =======  ========= =========
Weighted average shares           41,858   41,512     41,989     41,315
  outstanding
Effect of dilutive employee        1,086        -      1,014          -
  stock options
                                ---------  -------  --------- ---------
Average shares outstanding        42,944   41,512     43,003     41,315
  assuming dilution
                                =========  =======  ========= =========
Net income (loss) per share:
   Basic                           $0.22   ($0.05)     $1.60    ($0.55)
                                =========  =======  ========= =========
   Diluted                         $0.21   ($0.05)     $1.56    ($0.55)
                                =========  =======  ========= =========

The following are not included in the above calculation as they were considered anti-dilutive:

                           Three months ended   Nine months ended
                              December 31,        December 31,
                             (in thousands)      (in thousands)
                           ------------------  -------------------
                             1999     1998       1999       1998
                           --------- --------  --------  ---------
Employee stock options        17      1,683      289      2,082
  outstanding
                           ========= ========  ========  =========

Note 10.  LEGAL MATTERS

In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act. The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. Plaintiffs have appealed the court's ruling dismissing the claims and the parties are briefing the appeal. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. A trial date has been set by the Court for June 2000. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. The Company believes the resolution of this matter will not have a material adverse effect on the results of operations.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. The appeal brief and reply briefs have been filed and the parties are awaiting oral arguments before the Court in June 2000.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999 the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination and is currently being considered by the CIT. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition. At December 31, 1999, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing DRAMs was materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requested the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there was a reasonable indication that the imports of the products under investigation were injuring the United States industry. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). However, on December 8, 1999, the ITC issued a final negative determination of injury. Consequently, the investigation was terminated, the suspension of liquidation lifted, and the bond posted in September 1999 released. In January 2000, Micron filed an appeal in the CIT challenging the determination by the ITC that imports of Taiwan-fabricated DRAMs were not causing material injury to the U.S. industry. If the appeal is successful, the DOC will issue an antidumping duty order and entries of Taiwan fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the "final all-others" rate applied to the entered value of such DRAMs. The company cannot predict either the timing or the eventual results of the appeal. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. Consequently, if the appeal of the negative injury determination is successful, the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

Note 11.  ACQUISITION OF MAVERICK NETWORKS BY BROADCOM  CORPORATION

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million, which is included in Gain on Marketable Securities. Subsequent to the transaction date, the Company's investment in Broadcom Corporation is being be accounted for as an "available for sale" marketable security in accordance with FAS 115. During the first nine months of fiscal 2000, the Company sold 200,600 shares of Broadcom stock and realized an additional pre-tax gain of approximately $9.8 million. At December 31, 1999, the Company owned approximately 306,000 shares and recorded an additional unrealized gain of $40 million, (net of tax), Accumulated other comprehensive income in the Stockholders Equity section of the Balance Sheet.

Note 12.  SUBSEQUENT EVENTS

UMC MERGER

In June 1999, UMC announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC. The merger was completed in January 2000. Alliance received 247.7 million shares of UMC stock for its 247.7 million shares or 14.76% ownership of USC, and approximately 35.6 million shares of UMC stock for its 48.1 million shares or 3.21% ownership of USIC. As a result of the merger, Alliance Semiconductor now owns 283.3 million shares or approximately 3.2% of UMC, and will also maintain its 25% and 3.70% wafer capacity allocation rights in the former USC and USIC foundries, respectively. The Company will recognize a $908 million pre-tax ($532 million after-tax) gain in its fiscal fourth quarter ending April 1, 2000 as a result of the merger of USC and USIC with UMC. The gain will be reported as non-operating income, representing the appreciation of Alliance's investment in USC and USIC based on the share price of UMC at the date of the merger (i.e. NTD 112, or US $3.5685), as well as approximately $21.2 million additional gain related to the sale of the USC shares in April 1998.

SHARE REPURCHASE PROGRAM

In June 1998, the Company announced a stock repurchase program, which permits the Company to repurchase up to 2 million shares of its common stock from time to time in the open market or in a block purchase, in compliance with Rule 10b-18. In February 2000, the Board of Directors approved an increase in the authorized share repurchase amount from 2 million shares up to 4 million shares of common stock. The Company has repurchased approximately 500,000 shares under the original program, all in the fourth quarter fiscal 2000.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," ANTICIPATES," "BELIEVES," "APPROXIMATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS, WHICH INCLUDE STATEMENTS CONCERNING THE TIMING OF NEW PRODUCT INTRODUCTIONS; THE FUNCTIONALITY AND AVAILABILITY OF PRODUCTS UNDER DEVELOPMENT; TRENDS IN THE PERSONAL COMPUTER, NETWORKING, TELECOMMUNICATIONS AND INSTRUMENTATION MARKETS, IN PARTICULAR AS THEY MAY AFFECT DEMAND FOR OR PRICING OF THE COMPANY'S PRODUCTS; THE PERCENTAGE OF EXPORT SALES AND SALES TO STRATEGIC CUSTOMERS; THE PERCENTAGE OF REVENUE BY PRODUCT LINE; AND THE AVAILABILITY AND COST OF PRODUCTS FROM THE COMPANY'S SUPPLIERS; ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN ITEM 2 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF THIS REPORT, AND IN ITEM 1 (ENTITLED "BUSINESS") OF PART I AND IN ITEM 7 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF PART II OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 3, 1999 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 1, 1999, AND THE SUBSEQUENT QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDING JULY 3, 1999 AND OCTOBER 2, 1999. THESE RISKS AND UNCERTAINTIES, OR THE OCCURRENCE OF OTHER EVENTS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR TO REFLECT ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH FORWARD-LOOKING STATEMENT IS BASED, IN WHOLE OR IN PART.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                  Three months ended    Nine months ended
                                     December 31,          December 31,
                                 ---------------------  ------------------
                                   1999        1998      1999      1998
                                 ----------  ---------  --------  --------
Net revenues                      100.0%       100.0%     100.0%    100.0%
Cost of revenues                   65.6         81.8       66.6     153.1
                                 ----------  ---------  --------  --------
  Gross profit (loss)              34.4         18.2       33.4     (53.1)
Operating expenses:
  Research and development         14.2         24.7       17.9      32.5
  Selling, general and             28.7         21.6       20.9      28.5
    administrative
                                 ----------  ---------  --------  --------
Total operating expenses           42.9         46.3       38.8      61.0
                                 ----------  ---------  --------  --------
Loss from operations               (8.5)       (28.1)      (5.4)   (114.1)
Gain on Marketable Securities      21.8          -        100.1      46.7
Other income (expense), net        (0.2)        (2.9)      (0.3)     (1.9)
                                 ----------  ---------  --------  --------
Income (loss) before income        13.1        (31.0)      94.4     (69.3)
  taxes and equity in income of
  United Semiconductor
  Corporation ("USC")
                                 ----------  ---------  --------  --------
Provision (benefit) for income     (4.1)         -         (1.0)     24.8
                                 ----------  ---------  --------  --------
Income (loss) before equity in     17.2        (31.0)      95.4     (94.1)
  income of USC
Equity in income of USC            21.8         15.5       15.7      27.4
                                 ----------  ---------  --------  --------
Net income (loss)                  39.0%       (15.5%)    111.1%    (66.7%)
                                 ==========  =========  ========  ========

NET REVENUES

Net revenues increased by 77% to $23.5 million for the three months ended December 1999, from $13.3 million for the similar period in 1998. This increase in revenues was mainly due an overall increase in the average selling prices of dynamic random access memory ("DRAM") and static random access memory ("SRAM") products combined with a higher unit shipments of the Company's products. Net revenues for the third quarter of fiscal 2000 increased 23% over net revenues reported in the second fiscal quarter (September 1999 quarter) and 33% over the first quarter (June 1999 quarter) of fiscal 2000. Net revenues for the nine months ended December 1999 increased by 78% to $60.3 million compared to $33.9 million during the same period one year ago.

Revenues from the Company's DRAM products contributed approximately 55% of the Company's net revenues for the December 1999 quarter and approximately 33% of the Company's net revenues for the December 1998 quarter. The DRAM revenues increased by 191% to $12.8 million for the December 1999 quarter from $4.4 million for the December 1998 quarter. The net increase was largely due to a significant increase in the average selling prices on most DRAM products which, overall increased by approximately 187%. 16Mb DRAM's accounted for 75% of the total DRAM revenue for the December 1999 quarter compared to 79% for the same period one year ago. Net revenues from the Company's DRAM products contributed approximately 58% of the net revenues for nine months ended December 1999 as compared to 40% for the same period one year ago.

Revenues from the Company's SRAM products contributed approximately 45% of the Company's net revenues for the December 1999 quarter and approximately 66% of the Company's net revenues for the December 1998 quarter. The SRAM revenues increased by 22% to $10.6 million in the December 1999 quarter from $8.7 million in the December 1998 quarter. The net increase was due to approximately 16% increase in shipments of SRAM products and approximately 15% in average selling prices. Net revenues from the Company's SRAM products contributed approximately 42% of the net revenues for nine months ended December 1999 as compared to 59% for the same period one year ago.

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

GROSS PROFIT (LOSS)

The Company experienced a gross profit of $8.1 million for the third quarter of fiscal 2000, or 34% of net revenues compared to a gross profit of $2.4 million, or 18% of net revenues for the same period of fiscal 1999. The increase in gross profits for third quarter of fiscal 2000 compared to the same period of fiscal 1999, primarily resulted from higher overall average selling prices for the Company's DRAM and SRAM products and higher unit shipments. In the third quarter of fiscal 1999 the Company also benefited from a $1.5 million reversal of a reserve for estimated sales returns. The gross profit was $20.1 million or 33% of net revenues for the first nine months of fiscal 2000 compared to a gross loss of $18.0 million, or (53%) of net revenues, for the first nine months of fiscal 1999. The increase in gross profits for the nine months ended December 31, 1999 versus the nine months ended December 31, 1998, primarily resulted from higher overall average selling prices for the Company's DRAM and SRAM products and higher unit shipments. Included in the nine months ended fiscal 2000 is $0.7 million additional pre-tax inventory charge as compared to $20.3 million pre-tax inventory charge recorded for the nine months ended fiscal 1999.

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

Research and development expenses were $3.3 million, or 14% of net revenue in the third quarter of fiscal 2000 compared to $3.3 million, or 25% of net revenue in the same period of the prior fiscal year. Research and development expenses in the first nine months of fiscal 2000 were $10.8 million, or 18% of net revenues compared to $11.0 million, or 32% for the same period one year ago.

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

Selling, general and administrative expenses were $6.8 million, or 29% of net revenue in the third quarter of fiscal 2000 compared to $2.9 million, or 22% of net revenue in the same period of the prior fiscal year. For the first nine months of fiscal 2000, expenses were $12.6 million, or 21% compared to $9.7 million, or 29% for the same period one year ago. The increase in selling, general and administrative expenses for the third quarter of fiscal 2000 as well as the first nine months of fiscal 2000 compared to the third quarter and the first nine months of fiscal 1999 was primarily a result of a $3.6 million discretionary, non-recurring compensation expense which was recorded in the third quarter of fiscal 2000. The increase in selling, general and administration expenses was also attributable to higher sales commissions due to increased revenue which were offset in part by lower headcount and personnel related costs, and lower legal and bad debt expenses.

Selling, general and administrative expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

GAIN ON MARKETABLE SECURITIES

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million, which is included in Other Income, net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation is being be accounted for as an "available for sale" marketable security in accordance with FAS 115. During the first nine months of fiscal 2000, the Company sold 200,600 shares of Broadcom stock and realized an additional pre-tax gain of approximately $9.8 million. At December 31, 1999, the Company owned approximately 306,000 shares and recorded an additional unrealized gain of $40 million, (net of tax), as Accumulated other comprehensive income in the Stockholders Equity section of the Balance Sheet.

PROVISION FOR INCOME TAXES

During the third quarter of FY 2000, and for the nine months ended December 31, 1999, the Company recorded net tax benefits of $963,000 and $596,000 respectively, which were in recognition of tax loss carryforwards and tax credits available to the Company. The Company expects to report tax expense using a normalized tax rate of 40.7% in future periods.

EQUITY IN INCOME OF USC

As discussed in Note 4. Investments, the Company entered into an agreement with other parties to form a separate Taiwanese company, USC in July 1995. This investment is accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. Equity income from USC for the first nine months of fiscal 2000 was $9.5 million, or 15.7% of net revenues as compared to $9.3 million or 27.4% of net revenues reported for the same period last year. This increase was primarily due to higher operating income offset by a decrease in the Company's ownership percentage from approximately 15.49% to 14.76%.

With the completion of the USC merger with UMC in January 2000, the Company will no longer report its proportionate share of equity income in USC. (See
Note 12 - Subsequent Events.)

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

The Company completed a company-wide year 2000 readiness assessment and completed implementing a new management information system. No major year 2000 problems have occurred to date. During fiscal years 1999 and 1998, the Company spent approximately $2.6 million in connection with implementing the new information systems. The Company does not anticipate that it will incur any further material expenditures for the resolution of any year 2000 issues relating to its IT or non-IT systems.

The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. To our knowledge, no major problems have occurred thus far. In the event 2000 issues relating to key customers and suppliers occur and are not successfully resolved, there could be adverse impacts supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000.

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

The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Because the Company conducts most of its manufacturing operations in Asia, and receives a significant amount of its net revenue from sales to Asian customers, the foregoing risks heightened in light of the past financial and economic crisis in Asia. Current or potential customers of the Company in Asia, for instance, may become unwilling or unable to purchase the Company's products, and the Company's Asian competitors may be able to become more price-competitive relative to the Company due to declining values of their national currencies. There can be no assurance that such factors will not adversely impact the Company's operating results in the future or require the Company to modify its current business practices.

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

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

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

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing DRAMs was materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requested the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there was a reasonable indication that the imports of the products under investigation were injuring the United States industry. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after approximately May 28, 1999 of DRAMs fabricated in Taiwan are subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). However , on December 8, 1999 the ITC issued a final negative determination of injury. Consequently, the investigation was terminated, the suspension of liquidation lifted, and the bond posted in September 1999 released. In January 2000, Micron filed an appeal in the CIT challenging the determination by the ITC that imports of Taiwan-fabricated DRAMs were not causing material injury to the U.S. industry. If the appeal is successful, the DOC will issue an antidumping duty order and entries of Taiwan fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the "final all-others" rate applied to the entered value of such DRAMs. The company cannot predict either the timing or the eventual results of the appeal. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. Consequently, if the appeal of the negative injury determination is successful, the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

The Company, through its new venture arm Alliance Venture Management, LLC, invested approximately $12 million during fiscal third quarter of FY 2000 in two Alliance ventures funds (Alliance Ventures I, LP and Alliance Ventures II, LP). At the end of December 1999, Alliance Venture Management, LLC had invested approximately $20 million in fifteen companies. Alliance Ventures I, LP, whose focus is investing in networking and communication start-up companies has invested $19 million in eleven companies, with a total fund allocation of $20 million. Alliance Ventures II, LP, whose focus is in investing in internet start-up ventures has approximately $1.6 million invested to-date in four companies, with approximately $15 million total designated for this fund. The newly formed Alliance Ventures III, LP, will also focus on emerging companies in the networking and communication market areas and has been allocated up to $100 million for new investments. The Company is currently evaluating a number of existing and new start-up investment opportunities which could result in additional investments of $15-$25 million during the fiscal fourth quarter of FY 2000. The Company accounts each of these investments using the cost method of accounting. There is no guarantee that these companies will be successful or that the Company will recover its investments.

The value of the Company's investments in marketable securities, including UMC, Broadcom and Chartered, is subject to market fluctuation, as well as other factors outside the control of the Company, including all the factor that might affect semiconductor companies and other high technology companies. Further, a sale, or other action, by the Company of its marketable securities might reduce the market price of those securities. There can be no assurance that value of Company's investment will maintain its present value, or will not be substantially reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $3.7 million in first nine months of fiscal 2000 compared to $23.9 million in the first nine months of fiscal 1999. Cash utilized in operating activities in the first nine months of fiscal 2000 was primarily the result of an increase in inventory and accounts receivable as a result of higher sales. Cash utilized in operations in the first nine months of fiscal 1999 was primarily a result of a loss from operations and changes in working capital accounts during the first nine months.

Net cash provided by investing activities was $6.3 million for the first nine months of fiscal 2000 compared to $26.5 million for the same period of fiscal 1999. Net cash provided by investing activities in the for the first nine months of fiscal 2000 was a result of the proceeds from the sale of Broadcom shares of approximately $29.1 million partially offset by $19.4 million investments by Alliance Venture Management LLC, and equipment purchases of $3.3 million. Net cash provided by investing activities in the first nine months of fiscal 1999 reflects the proceeds from the sale of USC shares of $31.7 million, partially offset by equipment purchases of $2.0 million and $3.1 million investment in United Silicon, Inc.

The Company's financing activities provided cash of $8.2 million in the first nine months of fiscal 2000 and used cash of $0.1 million in the first nine months of fiscal 1999. Net cash provided by financing activities in the first nine months of fiscal 2000 reflects proceeds from employee stock option exercises of $6.5 million and restricted cash of $1.5 million, partially offset by repayment of long-term obligations of $0.9 million and an increase to long-term obligations of $1.0 million.

On May 31, 1999, Maverick Networks (an entity in which the Company had a 28% interest in) completed a transaction with Broadcom Corporation, resulting in the Company selling its ownership interest in Maverick Networks in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million, which is included in Other Income, net. Subsequent to the transaction date, the Company's investment in Broadcom Corporation is being be accounted for as an "available for sale" marketable security in accordance with FAS 115. During the first nine months of fiscal 2000, the Company sold 200,600 shares of Broadcom stock and realized an additional pre-tax gain of approximately $9.8 million. At December 31, 1999, the Company owned approximately 306,000 shares and recorded an additional unrealized gain of $40 million, (net of tax), as Accumulated other comprehensive income in the Stockholders Equity section of the Balance Sheet.

At December 31, 1999, the Company had $17.1 million in cash, an increase of $10.9 million from March 31, 1999, and working capital of $204.7 million, an increase of $182.6 million from March 31, 1999. Included in this $204.7 million of working capital is marketable securities of approximately $227.0 million. The Company believes that these sources of liquidity, and other financing opportunities available to it, will be sufficient to meet the Company's projected working capital and other cash requirements for the foreseeable future.

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

In February and April 1995, the Company agreed to purchase shares of Chartered Semiconductor ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers, if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States. The Company owns approximately 21.4 million ordinary shares or approximately 2.14 million American Depository Shares, or ADSs. These shares are subject to a six-month "lock-up," or no trade period which expires at the end of April 2000. Prior to the fiscal third quarter of FY 2000, the Company recorded its investment in Chartered as a long-term investment using the cost method of accounting. The Company now records its investment in Chartered as a marketable security in accordance with FAS 115. At the end of the December 1999 quarter, the Company has recorded an unrealized gain of approximately $62 million, net of deferred tax as part of Accumulated other comprehensive income in the Stockholders Equity section on the Balance Sheet.

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between September 1995 and July 1997 the Company invested approximately $70.4 million in USC in exchange for 190 million shares or 19% of the outstanding shares, and 25% of the total wafer capacity. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale of 35 million shares of USC, and due to the merger of USC into UMC, the Company has will receive an additional 665 million NTD (approximately US$21.2 million as of December 31,1999). (See Note 12- Subsequent Events.)

After the April 1998 sale, the Company owned approximately 15.50% of the outstanding shares of USC. In October 1998, the Company received approximately 46 million shares upon USC's payment of a stock dividend to its investors and employees. As a result of this stock dividend, the Company's ownership in USC was reduced to 15.06%. In April 1999, the Company received approximately 46 million shares as USC paid another stock dividend to its investors and employees. As a result of this stock dividend, the Company's ownership in USC was reduced to 14.76%. The Company has historically accounted for its investment in USC using the equity method of accounting given its active Board membership and wafer capacity rights. During the first nine months of fiscal 2000, the Company recorded its proportionate share of equity in income of USC in its Statement of Operations amounting to $9.5 million compared to $9.3 million recorded during the first nine months of fiscal 1999. With the completion of the USC merger with UMC in January 2000 (see below), the Company will no longer record its proportionate share of equity in income of USC in its Statement of Operations on a quarterly basis, but will rather use the cost method of accounting for its investment in UMC.

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon, Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between January 1996 and July 1998, the Company invested approximately $16.8 million and owns approximately 3.21% of the outstanding shares of USIC, and has the right to purchase approximately 3.70% of the manufacturing capacity of the facility. The Company accounts for its investment in USIC using the cost method of accounting.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC. The merger was completed in January 2000. Alliance received 247.7 million shares of UMC stock for its 247.7 million shares, or 14.76% ownership of USC, and approximately 35.6 million shares of UMC stock for its 48.1 million shares, or 3.21% ownership of USIC.

As a result of the merger, Alliance Semiconductor now owns 283.3 million shares, or approximately 3.2% of UMC, and will also maintain its 25% and 3.70% wafer capacity allocation rights in the former USC and USIC foundries, respectively. The Company will recognize a $908 million pre-tax ($532 million after-tax) gain in its fiscal fourth quarter ending April 1, 2000, as a result of the merger. The gain will be reported as non-operating income, representing the appreciation of Alliance's investment in USC and USIC based on the share price of UMC at the date of the merger (i.e. NTD 112, or US $3.5685), as well as approximately $21.2 million additional gain related to the sale of the USC shares in April 1998.

According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance's UMC shares are subject to a six month "lock-up" or no trade period. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale two years from the closing date of the transaction, with 28.3 million shares available for sale every six months thereafter, during years three and four. When these shares are ultimately sold, it is possible that additional gain or loss will be reported.

The Company, through its new venture arm Alliance Venture Management, LLC, invested approximately $12 million during fiscal third quarter of FY 2000 in two Alliance ventures funds (Alliance Ventures I, LP and Alliance Ventures II, LP). At the end of December 1999, Alliance Venture Management, LLC had invested approximately $20 million in fifteen companies. Alliance Ventures I, LP, whose focus is investing in networking and communication start-up companies, has invested $19 million in eleven companies, with a total fund allocation of $20 million. Alliance Ventures II, LP, whose focus is in investing in internet start-up ventures has approximately $1.6 million invested to-date in four companies, with approximately $15 million total designated for this fund. The newly formed Alliance Ventures III, LP, will also focus on emerging companies in the networking and communication market areas and has been allocated up to $100 million for new investments. The Company is currently evaluating a number of existing and new start-up investment opportunities which could result in additional investments of $15-$25 million during the fiscal fourth quarter of FY 2000. The Company accounts each of these investments using the cost method.

In June 1998, the Company announced a stock repurchase program, which permits the Company to repurchase up to 2 million shares of its common stock from time to time in the open market or in a block purchase, in compliance with Rule 10b-18. In February 2000, the Board of Directors approved an increase in the authorized share repurchase amount from 2 million shares up to 4 million shares of common stock. The Company has repurchased approximately 500,000 shares under the original program, all in the fourth quarter fiscal 2000.

===============================================================================
Part II - Other Information

ITEM 1
LEGAL PROCEEDINGS

In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act. The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. Plaintiffs have appealed the court's ruling dismissing the claims and the parties are briefing the appeal. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. A trial date has been set by the Court for June 2000. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. . The Company believes the resolution of this matter will not have a material adverse effect on the results of operations.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. The appeal brief and reply briefs have been filed and the parties are awaiting oral arguments before the Court in June 2000.


ITEM 5
OTHER INFORMATION

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that static random access memories ("SRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999 the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination and is currently being considered by the CIT. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2000, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 1999 through March 31, 2000 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 1999 through March 2000 will remain undetermined until the conclusion of the review in early 2001. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. A material portion of the SRAMs designed and sold by the Company are fabricated in Taiwan, and the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated SRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition. At December 31, 1999, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing DRAMs was materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requested the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there was a reasonable indication that the imports of the products under investigation were injuring the United States industry. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). However, on December 8, 1999, the ITC issued a final negative determination of injury. Consequently, the investigation was terminated, the suspension of liquidation lifted, and the bond posted in September 1999 released. In January 2000, Micron filed an appeal in the CIT challenging the determination by the ITC that imports of Taiwan-fabricated DRAMs were not causing material injury to the U.S. industry. If the appeal is successful, the DOC will issue an antidumping duty order and entries of Taiwan fabricated DRAMs into the United States on or after the date the order is published will be subject to a cash deposit in the amount of the "final all-others" rate applied to the entered value of such DRAMs. The company cannot predict either the timing or the eventual results of the appeal. A material portion of the DRAMs designed and sold by the Company are fabricated in Taiwan. Consequently, if the appeal of the negative injury determination is successful, the cash deposit requirement and possibility of assessment of antidumping duties could materially adversely affect the Company's ability to sell Taiwan-fabricated DRAMs in the United States and have a material adverse effect on the Company's operating results and financial condition.

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


      (b) No reports on Form 8-K were filed during quarter ended January 1, 2000.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALLIANCE SEMICONDUCTOR CORPORATION


February 15, 2000         By: /S/ N. DAMODAR REDDY
                              -------------------------------------
                              N. Damodar Reddy
                              Chairman of the Board, President and Chief
                              Executive Officer
                              (Principal Executive Officer)


February 15, 2000          By: /S/ DAVID EICHLER
                               -------------------------------------
                               David Eichler
                               Vice President, Finance and Administration
                               and Chief Financial Officer
                               (Principal Financial and Accounting Officer)