Form 10-K
period 2000-04-01
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2000-06-30
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                    FORM 10-K
 (MARK ONE)
[ x ] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
      For the fiscal year ended APRIL 1, 2000, or

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

      Registrant's telephone number, including area code is (408) 855-4900
               Registrant's website address is HTTP://WWW.ALSC.COM
                               -------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------          -----------------------------------------
   Common Stock, par value $0.01                     NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes  X   No
                           -----   -----

As of June 19, 2000, there were 41,464,780 shares of Registrant's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 19, 2000, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $1,154,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders ("Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 1, 2000, are incorporated by reference into Part III hereof.

===============================================================================
PART I

FORWARD LOOKING STATEMENTS

When used in this report, the words "expects," anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, are subject to risks and uncertainties and include the following statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the personal computer, networking, telecommunications, instrumentation and consumer markets, in particular as they may affect demand for or pricing of the Company's products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; the availability and cost of products from the Company's suppliers; changes in stock price of Broadcom Corporation, Chartered Semiconductor, United Microelectronics Corporation, Vitesse Semiconductor Corporation and PMC-Sierra, Inc.; adverse changes in value of investments made by Alliance Venture Management, LLC; and the Company's potential status as Investment Act of 1940 reporting company. These risks and uncertainties include those set forth in Item 1 of Part I hereof (entitled "Business") and in Item 7 of Part II hereof (entitled "Factors That May Affect Future Results") and elsewhere in this Report. These risks and uncertainties, or the occurrence of other events, could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

ITEM 1
BUSINESS

OVERVIEW

Alliance Semiconductor Corporation was incorporated in California on February 4, 1985 and reincorporated in Delaware on October 26, 1993. Unless the context indicates otherwise, the terms "Alliance" and the "Company" refer to Alliance Semiconductor Corporation, a Delaware corporation, and its direct and indirect subsidiaries. The Company designs, develops and markets high performance memory and memory intensive logic products to the personal computer, networking, telecommunications, instrumentation and consumer markets.

Market trends, such an increased emphasis on high-throughput applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. The Company addresses these opportunities with its families of static random access memories ("SRAMs") and dynamic random access memories ("DRAMs"), characterized by high storage capacity (density), fast access times and low power consumption.

The  semiconductor   industry  is  highly  cyclical  and  has  been  subject  to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and undercapacity, and accelerated erosion of selling prices. During much of fiscal 1999, 1998 and 1997 the market for certain of the Company's DRAM and SRAM devices continued to experience excess supply relative to demand, which resulted in a significant downward trend in average selling prices. Although the Company is unable to predict future trends in average selling prices, historically the semiconductor industry has experienced significant annual declines in average selling prices.

The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience (as it did throughout much of fiscal 1999, 1998 and 1997) rapid erosion in product pricing which is not within the control of the Company and which could have an adverse material effect on the Company's results of operations. The Company is unable to predict the future prices for its products.

Throughout this report, the Company has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year actually ends on the Saturday nearest the end of March. The fiscal year ended March 31, 2000 contained 52 weeks while the fiscal years ended March 31, 1999 and March 31, 1998 contained 53 weeks and 52 weeks, respectively.

INDUSTRY BACKGROUND

Traditionally, large manufacturing companies, such as Samsung, Hyundai, Micron, NEC, Toshiba, Hitachi and Cypress Semiconductor, have dominated the markets for SRAMs and DRAMs. The majority of the memory products from these manufacturers have consisted of commodity products, which have relatively predictable, multi-year product life cycles and thus require more focus on process technology and production cost and less on design. In recent years, certain technology trends dramatically increased the performance requirements for SRAMs and DRAMs, creating new design challenges and market opportunities for emerging semiconductor companies. The proliferation of more powerful personal computers and workstations in recent years and the increasing emphasis on high-throughput networking, graphics, multimedia and telecommunications products have created mass market opportunities for high speed and low power SRAMs and high speed DRAMs.

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

PRODUCTS

HIGH SPEED CMOS SRAMS

Sales of the Company's SRAM products accounted for 43% of the Company's net revenues in fiscal 2000. During fiscal year's 1999 and 1998, SRAM products contributed approximately 58% and 27%, respectively, of the Company's net revenues. Focused on the telecommunications, networking and wireless markets, the Company currently offers SRAM products in broad range densities, packages, speed grades and low-power ranges from 64 Kbit to 4 Kbit with speeds as fast as 10ns and stand by power as low as 20uA. Currently the Company's volume SRAM products are manufactured using 0.35 and 0.25 micron technology, with development to 0.18 micron technology underway.

HIGH SPEED CMOS DRAMS

Sales of the Company's DRAM products accounted for 56% of the Company's net revenues in fiscal 2000. During fiscal years 1999 and 1998, DRAM products contributed 40% and 66%, respectively, of the Company's net revenues. During fiscal year 2000, the Company continued to increase its volume of production of 4 Mbit and 16 Mbit DRAM products in the 256 Kbit x 16 and 1 Mbit x 16 configurations using technologies down to 0.25 micron.

HIGH SPEED CMOS FLASH MEMORIES

During fiscal 2000, the Company changed its focus from 5V to 3V flash memory products (which use a single, nominal, 3-volt power supply for read and programming functions). The Company has sampled the 8 Mbit product with access times as fast as 80ns, and has achieved functional silicon on 4 Mbit product. To date, the Company has not derived significant revenue from flash memory products.

NETWORK HARDWARE ACCELERATORS

In fiscal year 1999, the Company announced that it expected to introduce the first product of an Internet Protocol Routing Processor ("IPRP") family that will leverage the Company's logic and embedded memory technology, to enable hardware accelerated wire speed routing of IP packets, in multi-ported Gigabit and Terabit routers. These IPRP devices could become integral components in mission critical and multimedia enhanced high-end routers, which are being deployed to build the next generation Internet infrastructure. The Company achieved working silicon of the first product of IPRP family during the quarter ended April 3, 1999. However, these prototypes did not achieve all the specifications necessary to introduce the product, including the desired speed. The Company spent the entire fiscal year 2000 redesigning the product and has not yet produced a marketable product. While the Company plans on continuing its effort to produce an IPRP product, there can be no assurance that the Company can or will do so.

PRODUCT DEVELOPMENT

Timely development and introduction of new products are essential to maintaining the Company's competitive position. The Company currently develops all of its products in-house and had on staff 79 development personnel (38 in the United States and 41 in India) as of April 1, 2000. The Company uses a workstation-based computer-aided design environment to design and prototype new products. The Company's design process uses network computing, high-level design methodologies, simulators, circuit synthesizers and other related tools. During fiscal 2000, 1999 and 1998, the Company spent approximately $14.6 million, $14.1 million and $15.3 million respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional products.

The markets for the Company's products are characterized by rapid technological change, evolving industry standards and product obsolescence. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company's ability to secure sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company's independent foundries and the Company's ability to offer products at competitive prices. There can be no assurance that the Company will be able to identify new product opportunities successfully, or to develop and bring to market such new products in a timely and cost effective manner, or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company can secure adequate foundry capacity for the production of such products, or obtain acceptable manufacturing yields necessary to enable the Company to offer products at competitive prices. Additionally, there can be no assurance that the Company's products will gain or maintain market acceptance. Such inabilities could materially and adversely affect the Company's results of operations.

The markets for SRAMs, DRAMs, and flash memory products are volatile and subject to rapid technological and price change. Any inventory of products for those markets may be subject to obsolescence and price erosion, which could materially and adversely affect the Company's results of operations.

CUSTOMERS

The Company's primary customers are major domestic and international manufacturers of personal computer and computer peripherals, consumer, networking, telecommunications and wireless products, including; 3Com, Pace Micro Technology, Lucent, Sony, IBM, Toshiba, Acer, Alcatel, Nokia, Solectron, Jabil, Newbridge Networks, Efficient Networks, General Instruments, Seagate, Brother and Pioneer. A decline in demand in these industries or lack of success in developing new markets or new products could have a material adverse effect on the Company's results of operations.

The Company believes that if its sales penetration into these markets increases, its customer base will diversify not only by product application but also geographically. There can be no assurance that such sales penetration into these markets will, in fact, increase. The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. During fiscal year 2000, the Company moved all of its SRAM production out of Taiwan. The Company intends to sell its remaining SRAM inventory that was manufactured in Taiwan outside the United States. See Note 13 of Notes to Consolidated Financial Statements.

Sales to the Company's customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For the fiscal year ended March 31, 2000, one customer accounted for approximately 10% of the Company's net revenues. For the fiscal year ended March 31, 1999, two customers accounted for approximately 15% and 13% of the Company's net revenues. For the fiscal year ended March 31, 1998, one customer accounted for approximately 18% of the Company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

Historically, the semiconductor industry in general, and the semiconductor memory business in particular, has experienced cyclical downturns in business that happen every few years. The industry experienced such a downturn in the mid 1990's and has been recovering over the last few years, as has the Company. The Company fully expects that another downturn will occur in the next few years. And while the Company is trying to take precautions so that it will not be carrying significant inventory (as happened in the last downturn) when the next downturn occurs, it is difficult to predict when the downturn will occur and customers start canceling orders. There can be no assurance that the Company will be able to manage its business in a manner so as to prepare for the next downturn, when it occurs. Additionally, even if the Company is able to prepare for the downturn, any such downturn will none-the-less have a significant and material negative impact on the Company's ability to sell products and results of operations and such a negative impact on the Company may last several years.

SALES AND MARKETING

The  Company  markets  and  distributes  its  products   through  a  network  of
manufacturers'   representatives  and  distributors  throughout  North  America,
Europe, Asia and the rest of the world.

The Company uses manufacturers' representatives and distributors who are not subject to minimum purchase requirements and who can discontinue marketing the Company's products at any time. Many of the Company's distributors are permitted to return a limited amount of product purchased in exchange for future orders. The loss of one or more manufacturers' representatives or distributors could have a material adverse effect on the Company's results of operations. The Company believes that its relations with its manufacturers' representatives and distributors generally are good.

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

International  revenues  accounted  for  approximately  59%,  50% and 41% of net revenues in fiscal 2000, 1999 and 1998, respectively. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company's products are manufactured, assembled and tested by independent third parties primarily located in Asia and North America, and the Company has in the past, and intends in the future, to make investments in certain foundries in Asia or elsewhere in order to secure production capacity. Due to its international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delay resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Although the Company to date has not experienced any material adverse effect on its results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely impact the Company's results of operations in the future or require the Company to modify its current business practices. See Note 15 of Notes to Consolidated Financial Statements.

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

The Company's major foundries are United Microelectronics Corporation ("UMC") in Taiwan and Japan, Chartered Semiconductor Manufacturing Ltd. ("Chartered") in Singapore and National Semiconductor Corporation in the United States. The Company has entered into foundry production agreements with all of its major foundries. Although the Company believes it currently has adequate capacity to address market requirements, there can be no assurance that in the future the Company's current foundries, together with any additional sources, would be willing or able to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification of or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers; especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including but not limited to equity investments in independent wafer manufacturers, in exchange for guaranteed production; the formation with others of new companies to own and operate foundries; the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company's designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

In February and April 1995, the Company purchased shares of Chartered for approximately $51.6 million and entered into a manufacturing agreement under which Chartered would provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2", if Alliance so chooses.

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between September 1995 and July 1997 the Company invested approximately $70.4 million in USC in exchange for 190 million shares or 19.0% of the outstanding shares and 25% of the total wafer capacity.

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between January 1996 and July 1998, the Company invested approximately $16.8 million and acquired approximately 3.2% of the outstanding shares of USIC. The Company has the right to purchase approximately 3.7% of the manufacturing capacity of the facility.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. Through its representation on USC's board, the Company had the right to choose whether to consent to the merger and concluded it to be in the Company's best interest to do so. Alliance received
247.7 million shares of UMC stock for its 247.7 million shares, or 14.8% ownership of USC, and approximately 35.6 million shares of UMC stock for its
48.1 million shares, or 3.2% ownership of USIC. As a result of the merger, at March 31, 2000 Alliance owned approximately 283.3 million shares, or approximately 3.2%, of UMC, and maintained its 25% and 3.7% wafer capacity allocation rights in the former USC and USIC foundries, respectively.

There can be no assurance that the Company's current foundries, together with any additional sources, will be able or willing to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in qualification and production ramp-up in the past and the production ramp-up at any additional foundries could take longer than anticipated. In the event that the Company's foundries are unable or unwilling to satisfy the Company's requirements in a timely manner, the Company's results of operations could be materially adversely affected. In addition, some of UMC's foundries are located in the Science-Based Industrial Park in Hsin-Chu City, Taiwan. The Company currently expects these foundries to supply the substantial portion of the Company's products in fiscal 2001. Disruption of operations at the Company's foundries for any reason, including work stoppages, fire, earthquakes as was the case in September 1999, or other natural disasters, could cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In or about October 1997, a fire caused extensive damage to one of UMC's foundries, not used by the Company, which is located in the Hsin-Chu Science-Based Industrial Park. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse effect on UMC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

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

The Company purchases semiconductor wafers from these foundries pursuant to various agreements. The Company believes that its relationship with each of these foundries is good. However, UMC and Chartered manufacture similar products which are sold to the Company's competitors.

Reliance on these foundries involves several risks, including; constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's results of operations. There can be no assurance that problems affecting manufacturing yields of the Company's products will not occur in the future such as occurred during late in fiscal 1996.

The Company uses offshore subcontractors, which are located primarily in Taiwan and Singapore for die assembly and testing. In the assembly process, the silicon wafers are separated into individual dies that are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program before shipment to customers. While the timeliness, yield and quality of product deliveries from the Company's suppliers of assembly and test services have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstances that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company's revenue, and other adverse effects on the Company's results of operations. Most of the Company's wafer foundries, assembly and testing facilities comply with the requirements of ISO 9000.

There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced by such suppliers. The occurrence of such price increases could have a material adverse effect on the Company's results of operations.

The Company also is subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. Shortages of raw materials or disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of supply, assembly or testing could lead to constraints or delays in timely delivery of the Company's products. Such constraints or delays may result in the loss of customers, limitations or reductions in the Company's revenue or other adverse effects on the Company's results of operations. The Company's reliance on outside foundries and independent assembly and testing houses involves several other risks, including reduced control over delivery schedules, quality assurance and costs. Interruptions in supply at the Company's foundries or assembly or testing houses may cause delays in delivery of the Company's products. The occurrence of any supply or other problem resulting from the risks described above could have a material adverse effect on the Company's results of operations.

COMPETITION

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company's customers may be purchasing products from both the Company and the Company's competitors. The Company's principal competitors include Cypress Semiconductor Corporation; Integrated Device Technology, Inc.; Integrated Silicon Solutions, Inc.; Micron Technology, Inc.; AMD; NEC; Samsung; Toshiba; and other U.S., Japanese, Korean, and Taiwanese manufacturers. Most of the Company's competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. During an industry recession such as occurred in 1998, 1997 and 1996 in the SRAM and DRAM markets, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, as the Company enters new markets, the Company may face additional competition. Markets for most of the Company's products are characterized by intense price competition. The Company's future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity, sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

LICENSES, PATENTS AND MASKWORK PROTECTION

The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. As of June 21, 2000, the Company holds 54 United States patents covering certain aspects of its product designs or manufacturing technology, which patents expire between 2009 and 2018. The Company also has 24 pending United States patent applications, six of which have been allowed and are expected to be issued as patents. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes, which are the same as or substantially, equivalent or superior to those of the Company.

From time to time, the Company is contacted by companies who hold patents which they claim the Company infringes. As of June 19, 2000, the Company is in discussions with two companies who have made such claims. If the Company determines that the Company possibly infringes a patent and the patent appears valid, the Company will negotiate a license, if possible. There can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company.

Copyrights and maskwork protection are also key elements in the conduct of the Company's business. The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality agreements with its employees and consultants, and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

There can be no assurance that other third parties will not assert claims against the Company with respect to existing or future products or that, in the case of the existing or potential allegations described above or any new dispute, licenses to disputed third-party technology will be available on reasonable commercial terms, if at all. In the event of litigation to determine the validity of any third-party claims (or claims against the Company for indemnification related to such third-party claims), including the claims and potential claims referred to in the preceding paragraph, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, and expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's results of operations could be materially adversely affected. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

BACKLOG

Sales of the Company's products are made pursuant to standard purchase orders. Purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements and to price renegotiations. In addition, orders typically may be canceled at the discretion of the buyer without enforceable penalty. The Company's business, in line with that of much of the semiconductor industry is characterized by short lead-time orders and quick delivery schedules. Also, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Finally, capacity constraints or unexpected manufacturing delays may prevent the Company from meeting the demand for certain of its products. Therefore backlog is not necessarily indicative of future sales.

INVESTMENTS

CHARTERED SEMICONDUCTOR CORPORATION

In February and April 1995, the Company purchased shares of Chartered Semiconductor ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2.", if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States. At March 31, 2000, the Company owned approximately 21.4 million ordinary shares or approximately 2.14 million American Depository Shares or "ADSs." These shares were subject to a six-month "lock-up", or no trade period, which expired in April 2000. In May 2000, Chartered completed a secondary public offering, in which the Company decided not to participate. The Companies shares are now subject to an additional three-month "lock-up" which expires in August 2000. In June 2000, the underwriter of the secondary offering released the Company from the lockup, and the Company started selling some of its shares. The Company does not own a material percentage of the equity of Chartered.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more that 50% of its original holdings of Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Since Chartered is in the semiconductor business, as is the Company, it will be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. All of the risks that the Company may experience as a semiconductor company are also applicable to Chartered. In addition, because Chartered is a semiconductor manufacturer, it is subject to additional risks, such at fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that the Company's investment in Chartered will increase in value or even maintain its value. Because of the cyclical nature of the semiconductor industry, it is very likely that Chartered, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of Chartered stock. Additionally, because of the loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in Chartered, there can be no assurance that the Company can sell sufficient stock to realize its value on its investment in Chartered.

UNITED MICROELECTRONICS CORPORATION

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

In April 1998, the Company received approximately US$31.7 million In connection with the sale of 35 million shares of USC, and the Company had the right to receive an additional New Taiwan Dollars ("NTD") 665 million upon the occurrence of certain potential future events, including the sale or transfer of USC shares by USC in an arms length transaction, or by a public offering of USC stock, or by the sale of all or substantially all of the assets of USC. In March 2000, this right resulted in Alliance's receipt of approximately NTD 665 million (US$
21.5 million) as a result of the merger between USC and UMC.

Following the April 1998 USC stock sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of a dividend distribution. Additionally, USC made a stock distribution to its employees, thereby the Company's ownership in USC was reduced to 15.1% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution as well as distributions to other entities. As a result of these distributions, the Company owned approximately 14.8% of the outstanding shares.

Prior to the merger with UMC, the Company, as part of its investment in USC, was entitled to 25% of the output capacity of the wafer fabrication facility operated by USC as well as a seat on the board of directors of USC. As a result of the capacity rights, the board seat, and certain contractual rights, Alliance had participated in both strategic and operating decisions of USC on a routine basis, had rights of approval with respect to major business decisions and concluded that it had significant influence on financial and operating decisions of USC. Accordingly, the Company accounted for its investment in USC using the equity method with a ninety-day lag in reporting the Company's share of results for the entity. In fiscal years 2000, 1999 and 1998 the Company reported its proportionate share of equity income of USC of $9.5 million, $10.9 million, and $15.5 million, net of tax, respectively.

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between January 1996 and July 1998, the Company invested approximately $16.8 million and owned approximately 3.2% of the outstanding shares of USIC has the right to purchase approximately 3.7% of the manufacturing capacity of the facility. The Company accounted for its investment in USIC using the cost method of accounting prior to the merger with UMC in January 2000.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. Through its representation on USC's board, the Company had the right to choose whether to consent to the merger and concluded it to be in the Company's best interest to do so. The Company received
247.7 million shares of UMC stock for its 247.7 million shares, or 14.8% ownership of USC, and approximately 35.6 million shares of UMC stock for its
48.1 million shares, or 3.2% ownership of USIC. As a result of the merger, at March 31, 2000, the Company owned approximately 283.3 million shares, or approximately 3.2% of UMC, and maintained its 25% and 3.7% wafer capacity allocation rights in the former USC and USIC foundries, respectively. As the Company no longer has an ability to exercise significant influence over UMC's operations, the investment in UMC is accounted for as a cost method investment.

During the fiscal fourth quarter of 2000, the Company recognized a $908 million pre-tax, non-operating gain as a result of the merger. The gain was computed based on the share price of UMC at the date of the merger (i.e. NTD 112, or US $3.5685), as well as the approximately $21.5 million additional gain related to the sale of the USC shares in April 1998. The Company has accrued $3.0 million for the Taiwan securities transaction tax in connection with the shares received by the Company. This transaction tax will be paid, on a per share basis, when the securities are sold.

According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance's UMC shares are subject to a six-month "lock-up" or no trade period. This lock-up period expires in July 2000. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale two years from the closing date of the transaction (i.e. January 2002), with approximately 28.3 million shares available for sale every six months thereafter, during years three and four (i.e.2002-2004). In May 2000, the Company received an additional 20% or 56.6 million shares of UMC by way of a stock dividend.

Subsequent to the completion of the merger, the Company accounts for a portion (approximately 50% at March 31, 2000) of its investment in UMC, which becomes unrestricted within twelve months as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company has recorded an unrealized gain of approximately $25.7 million, which is net of deferred tax of $17.6 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short term portion of the investments. The portion of the investment in UMC, which is restricted beyond twelve months (approximately 50% of the Company's holdings at March 31, 2000), is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investments become unrestricted securities between 2002 and 2004.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more that 50% of its original holdings of UMC, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Since UMC is in the semiconductor business, as is the Company, it will be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. All of the risks that the Company may experience as a semiconductor company are also applicable to UMC. In addition, because UMC is a semiconductor manufacturer, it is subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurance that the Company's investment in UMC will increase in value or even maintain its value. Because of the cyclical nature of the semiconductor industry, it is very likely that UMC, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of UMC stock. Additionally, because of the loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in UMC, there can be no assurance that the Company can sell sufficient stock to realize its value on its investment in UMC.

MAVERICK NETWORKS, INC. / BROADCOM CORPORATION

In 1998, the Company was approached by a startup company, Maverick Networks, Inc. ("Maverick"), regarding their need for imbedded memory in an internet router semiconductor that Maverick was designing. Because the Company was also interested in eventually entering the internet router semiconductor market, the Company entered into an agreement with Maverick which called for the Company to provide memory technology, access to the Company's wafer production rights, and cash to Maverick, in exchange for certain rights to Maverick's technology and stock in Maverick. On May 31, 1999, Maverick completed a transaction with Broadcom Corporation, resulting in the Company selling its 39% ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax, non-operating gain in the first quarter of fiscal 2000 of approximately $51.6 million based on the closing share price of Broadcom at the date of the merger. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax, non-operating gain of approximately $23.7 million. In February 2000, Broadcom Corporation announced a two for one stock split.

Broadcom's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Broadcom's and the Company's, sometimes move as a group, it is likely that Broadcom's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in early 2000. Thus, there can be no assurance that the Company's investment in Broadcom will increase in value or even maintain its value.

ALLIANCE VENTURE MANAGEMENT, LLC

In October 1999, the Company formed Alliance Venture Management, LLC, ("Alliance Venture Management"), a California limited liability corporation, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to a management fee out of the net profits of the investment funds. This management company structure was created to provide incentives to the individuals who participate in the management of the investment funds by allowing them limited participation in the profits of the various investment funds through the management fees paid by the investment funds.

In November 1999, the Company formed Alliance Ventures I, LP ("Alliance Ventures I") and Alliance Ventures II, LP ("Alliance Ventures II"), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the shares of each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% of the profits from these partnerships for its managerial efforts.

At Alliance Venture Management's inception in November 1999, series A member units and series B member units in Alliance Venture Management were created. The unit holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP ("Alliance Ventures III"), the management agreement for Alliance Venture
Management was amended to create series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III.

Each of the owners of the Series A, B and C member units paid the initial carrying value for their shares of the member units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any series A, B or C member units and does not participate in the management fees generated by the management of the investment funds. Several of the Company's senior management hold the majority of the units of Alliance Venture Management.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2000, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $22.3 million in 10 companies, with a fund allocation of $20 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures, has invested approximately $4.4 million in 8 companies, from a total fund allocation of $15 million. As of March 31, 2000, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $2 million in one company, from a total fund allocation of $100 million.

Certain of the Company's officers have formed private venture funds which invest in some of the same investments as the Company. Additionally, an outside venture fund is being formed in which certain of the Company's officers and employees, as well as the Company itself, are planning to make similar venture investments.

Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky, and many venture funds have a large percentage of investments decrease in value or fail. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. Recently, the market for these types of investments has been successful and many venture capital funds have been profitable, and while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is likely there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or most, and maybe all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

OROLOGIC CORPORATION  / VITESSE SEMICONDUCTOR CORPORATION

In August 1999, the Company made an investment in Orologic Corporation ("Orologic"), a fabless semiconductor company that develops high performance system on a chip solutions. In November 1999, the Company transferred its interest in Orologic to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. Subsequently, in March 2000, Vitesse Semiconductor Corporation ("Vitesse") acquired Orologic. In connection with this merger, Alliance Ventures I received 852,447 shares of Vitesse for its equity interest in Orologic. As a result of the merger, the Company recognized approximately $69 million pre-tax, non-operating gain, in its fiscal fourth quarter ending March 31, 2000, based on the closing share price of Vitesse of $96.25 on March 31, 2000, the closing date of the merger. The Company records its investment in Vitesse Semiconductor Corporation as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company owned 852,447 shares of Vitesse.

On May 12, 2000, Alliance Ventures I made a distribution of the Vitesse stock that had been acquired by Alliance Ventures I in exchange for its sale of one million shares of Orologic as follows:


                                             Shares of Vitesse
                                             -----------------
Alliance                                          632,876
11.21%  shares  to be held in  escrow  for         95,417
  Alliance
Alliance Venture Management                       124,154
                                             -----------------
Total  shares   resulting   from  sale  of        852,447
  1,000,000 Orologic shares
                                             =================

Alliance Ventures Management then immediately distributed the Vitesse shares to its unit holders.

Vitesse's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse's and the Company's, sometimes move as a group, it is likely that Vitesse's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in early 2000. Thus, there can be no assurance that the Company's investment in Vitesse will increase in value or even maintain its value.

MALLEABLE TECHNOLOGIES, INC.  /  PMC-SIERRA, INC.

In 1999, the Company made an investment in a start-up called Malleable Technologies, Inc. ("Malleable"). This investment was transferred to Alliance Venture I, LP, upon its creation. In June 2000, PMC-Sierra, Inc. ("PMC"), announced that it agreed to acquire Malleable. According to the terms of the proposed acquisition, PMC will exchange 1.25 million shares of PMC stock for the remaining 85% interest of Malleable that PMC does not already own. In connection with the proposed merger, Alliance Ventures I will receive approximately 79,000 shares of PMC for its 7% interest in Malleable. Upon the completion of the merger, the Company will report a gain based on the closing share price of PMC on the date of the merger. Based on the closing share price of PMC on June 14, 2000, the estimated pretax gain from this transaction is approximately $11 million.

PMC's  stock,  like  many  other  high  technology   stocks,   has  historically
experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like PMC's and the Company's, sometimes move as a group, it is likely that PMC's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in early 2000. Thus, there can be no assurance that the Company's investment in PMC will increase in value or even maintain its value.

THE INVESTMENT COMPANY ACT OF 1940

Following a special study after the stock market crash of 1929 and the ensuing Depression, Congress enacted the Investment Company Act of 1940 (the "Act"). The Act was primarily meant to regulate mutual funds, such as the families of funds offered by the Fidelity and Vanguard organizations (to pick two of many), and the smaller number of closed-end investment companies that are traded on the public stock markets. In those cases the funds in question describe themselves as being in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies that the investment companies do not control. The fundamental intent of the Act is to protect the interests of public investors from fraud and manipulation by the people who establish and operate such investment companies, which constitute large pools of liquid assets that could be used improperly, or be not properly safeguarded, by the persons in control of them.

When the Act was written, its drafters (and Congress) also felt that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential abuse, the Act and rules under it contain provisions and set forth principles that are designed to differentiate "true" operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act's complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company's activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act's registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company's assets be valued on a current fair market value basis, determined on the basis of securities' public trading price or, in the case of illiquid securities and other assets, in good faith by the company's board of directors.

The Company viewed its investments in Chartered, USC and USIC as operating investments primarily intended to secure adequate wafer manufacturing capacity; as previously noted, the Company's access to the manufacturing resources that it obtained in conjunction with those investments will decrease if the Company ceases to own at least 50% of its original investments in the enterprises, as modified, in the cases of USC and USIC, by their merger into UMC. In addition, the Company believes that, before USC's merger into UMC, the Company's investment in USC constituted a joint venture interest that the staff of the Securities and Exchange Commission (the "SEC") would not regard as a security for purposes of determining the proportion of the Company's assets that might be viewed as having been held in passive investment securities. However, because of the success during the last year of the Company's investments, including its strategic wafer manufacturing investments, at least from the time of the completion of the merger of USC and USIC into UMC in January 2000 the Company believes that it could be viewed as holding a much larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

On the other hand, the Company also believes that the investments that it currently holds in Chartered and UMC, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company's memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and until the past year, its income (and losses) have derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, and shortly expects to apply to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. However, if the Company's investments in Chartered and UMC are now viewed as investment securities, it must be conceded that an unusually large proportion of the Company's assets could be viewed as invested in assets that would, under most circumstances, give rise to investment company status. Therefore, while the Company believes that it has meritorious arguments as to why it should not be considered an investment company and should not be subject to regulation under the Act, there can be no assurance that the SEC will agree. And even if the SEC grants some kind of exemption from investment company status to the Company, it may place significant restrictions on the amount and type of investments the Company is allowed to hold, which might force the Company to divest itself of many of its current investments. Significant potential penalties may be imposed upon a company that should be registered under the Act but is not, and the Company intends to proceed expeditiously to resolve its status.

If the Company does not receive an exemption from the SEC, the Company would be required to register under the Act as a closed-end management investment company. In the absence of exemptions granted by the SEC (if it determines to do so in its discretion after an assessment of the public interest), the Act imposes a number of significant requirements and restrictions upon registered investment companies that do not normally apply to operating companies. These would include, but not be limited to, a requirement that at least 40% of the Company's board of directors not be "interested persons" of the Company as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to the Company in view of the competitive circumstances in which it seeks to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control the Company in entities in which the Company is also investing (which could require the Company to abandon or significantly restructure its management arrangements, particularly with respect to its investment activities). While the Company could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that the Company would deem practical. Additionally, the Company would be required to report its financial results in a different form from that currently used by the Company, which would have the effect of turning the Company's Statement of Operations "upside down" by requiring that the Company report its investment income and the results of its investment activities, instead of its operations, as its primary sources of revenue.

While the Company is working diligently to deal with these investment company issues, there can be no assurance that a manageable solution will be found. The SEC may be hesitant to grant an exemption from investment company status in the Company's situation, and it may not be feasible for the Company to operate in its present manner as a registered investment company. As a result, the Company might be required to divest itself of assets that it considers strategically necessary for the conduct of its operations, to reorganize as two or more separate companies, or both. Such divestitures or reorganizations could have a material adverse effect upon the Company's business and results of operations.

EMPLOYEES

As of April 1, 2000, the Company had 161 full-time employees, consisting of 79 in research and development, 5 in marketing, 15 in sales, 29 in administration and 33 in operations. Of the 79 research and development employees (38 in the US and 41 in India), 34 have advanced degrees. In 1997, the Company opened a design center in India. The Company believes that the Company's future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. There can be no assurance that the Company will be able effectively to manage future growth, and the failure to do so could have a material adverse effect on the Company's results of operations.

The Company will depend to a large extent on the continued contributions of its founders, N. Damodar Reddy, Chairman of the Board, Chief Executive Officer and President of the Company, and his brother C.N. Reddy, Executive Vice President and Chief Operating Officer of the Company (collectively referred to as the "Reddys"), as well as other officers and key design personnel, many of whom would be difficult to replace. During fiscal 2000 and subsequently, a number of officers and design personnel left the Company to pursue various other opportunities. The future success of the Company will depend on its ability to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business. The Company is not insured against the loss of any of its key employees, nor can the Company assure the successful recruitment of new and replacement personnel.

ITEM 2
FACILITIES

The Company's executive offices and its principal marketing, sales and product development operations are located in a 56,600 square foot leased facility in Santa Clara, California under a lease which expires in June 2006. The Company has an option to extend the lease for a term of five years. The Company also leases office space in Hsin-Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company's products in Taiwan. The Company leases an engineering office in Bangalore, India, and has purchased a parcel of land in an office park under development in Hyderabad, India, for product development. Additionally, the Company leases sales offices in Natick, Massachusetts; Heathrow, Florida; San Diego, California: Berkshire, United Kingdom; Taipei, Taiwan; and Japan.

ITEM 3
LEGAL PROCEEDINGS

In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act. The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. Plaintiffs have appealed the court's ruling dismissing the claims and the parties have filed appeal briefs. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. A trial date is currently set for September 2000. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

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

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination will be transmitted to the CIT on June 26, 2000 for consideration. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2001, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 2000 through March 31, 2001 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 2000 through March 2001 will remain undetermined until the conclusion of the review in early 2002. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. At March 31, 2000, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that DRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing DRAMs was materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requested the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there was a reasonable indication that the imports of the products under investigation were injuring the United States industry. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). However, on December 8, 1999, the ITC issued a final negative determination of injury. Consequently, the investigation was terminated, the suspension of liquidation lifted, and the bond posted in September 1999 released. In January 2000, Micron filed an appeal in the CIT challenging the determination by the ITC that imports of Taiwan-fabricated DRAMs were not causing material injury to the U.S. industry. On March 21, 2000 the appeal of the ITC decision was dismissed by the CIT.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of the Company as of the date of this report is set forth below:

Name              Age   Position
----------------  ----  --------------------------------------------------
N. Damodar Reddy  61    Chairman, President and Chief Executive Officer
C.N. Reddy        44    Executive Vice President, Chief Operating
                          Officer, Director and Secretary
David Eichler     51    Vice President, Finance and Administration and
                          Chief Financial Officer
Bradley Perkins   43    Vice President and General Counsel
Ritu Shrivastava  49    Vice President, Technology Development

N. Damodar Reddy is the co-founder of the Company and has served as the Company's Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. Mr. Reddy also served as the Company's Chief Financial Officer from June 1998 until January 1999 . From September 1983 to February 1985, Mr. Reddy served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. Mr. Reddy is a member of the board of directors of two publicly traded companies, Sage, Inc. and eMagin Corporation. He holds an M.S. degree in Electrical Engineering from North Dakota State University and an M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

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

================================================================================
PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the NASDAQ National Market under the symbol ALSC. The Company completed its initial public offering on December 1, 1993. The following table sets forth, for the periods indicated the high and low closing sale prices on NASDAQ for the Company's Common Stock.

Fiscal Year     High        Low
             ----------- ----------
1999
1st Quarter     $9.62      $2.56
2nd Quarter      3.66       2.09
3rd Quarter      5.12       1.94
4th Quarter      5.56       2.50
2000
1st Quarter    $11.56      $2.63
2nd Quarter     12.94       7.69
3rd Quarter     16.69       9.00
4th Quarter     26.31      14.81
2001
1st Quarter    $29.38     $14.00
(through June 19, 2000)


As of June 19, 2000, there were approximately 131 holders of record of the Company's Common Stock.

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

                                         Year Ended March 31,
                            -----------------------------------------------
                             2000      1999      1998     1997      1996
                            --------  --------  -------  --------  --------
                                (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues                 $89,153   $47,783 $118,400   $82,572  $201,098
Cost of revenues              58,428    60,231  117,400    84,630   158,159
                            --------  --------  -------  --------  --------
  Gross profit (loss)         30,725   (12,448)   1,000    (2,058)   42,939
Operating expenses:
  Research and development    14,568    14,099   15,254    15,012    14,664
  Selling, general and        15,962    12,652   18,666    10,344    17,202
administrative
                            --------  --------  -------  --------  --------
Income (loss)from                195   (39,199) (32,920)  (27,414)   11,073
  operations
Gain on investments        1,049,130    15,823        -         -         -
Other income, net                 29    (1,126)     287               6,498
                                                            1,753
                            --------  --------  -------  --------  --------
Income (loss) before       1,049,354   (24,502) (32,633)  (25,661)   17,571
  income taxes
Provision for income taxes   410,348     8,397  (11,421)   (8,990)    6,852

                            --------  --------  -------  --------  --------
Income (loss) before         639,006   (32,899) (21,212)  (16,671)   10,719
  equity in investees
Equity in income of            9,094    10,856   15,475         -         -
  investees
                            --------  --------  -------  --------  --------
Net income (loss)           $648,100  $(22,043) $(5,737) $(16,671   $10,719
                            ========  ========  =======  ========  ========
Net income (loss) per share:
    Basic                     $15.49    $(0.53)  $(0.15)   $(0.43)    $0.28
                            ========  ========  =======  ========  ========
    Diluted                   $15.07    $(0.53)  $(0.15)   $(0.43)    $0.26
                            ========  ========  =======  ========  ========
Weighted average number of common shares:
    Basic                     41,829    41,378   39,493    38,653    37,900
                            ========  ========  =======  ========  ========
    Diluted                   42,992    41,378   39,493    38,653    40,633
                            ========  ========  =======  ========  ========

                                         Year ended March 31,
                            -----------------------------------------------
                              2000      1999      1998     1997      1996
                            --------  --------  -------  --------  --------
                                            (in thousands)
Consolidated Balance Sheet
Data:
Working capital             $615,937  $22,102   $39,879   $78,000  $106,171
Total assets               1,520,442  193,557   243,668   232,486   263,238
Stockholders' equity         963,955  163,570   189,111   204,594   219,381
Long term obligations          2,714      578     1,276     2,219         -


                                      Fiscal Year 2000                         Fiscal Year 1999
                        ------------------------------------------ -----------------------------------------
                            4th       3rd        2nd       1st        4th       3rd        2nd       1st
                            Qtr.      Qtr.       Qtr.      Qtr.       Qtr.      Qtr.       Qtr.      Qtr.
                        ---------- --------- ---------- ---------- --------- ---------  --------- ----------
Operating Summary:                               (in thousands, except per share data)
Net revenues              $28,833   $23,497    $19,112    $17,711   $13,879   $13,282    $10,472    $10,150
Cost of revenues           18,241    15,412     12,304     12,470     8,332    10,864     13,544     27,491
                        ---------- --------- ---------- ---------- --------- ---------  --------- ----------
  Gross profit (loss)      10,592     8,085      6,808      5,241     5,547     2,418     (3,072)   (17,341)
Operating expenses:
  Research and              3,789     3,330      4,244      3,206     3,087     3,285      3,511      4,216
    development
  Selling, general and      3,355     6,753      3,108      2,745     2,981     2,863      2,797      4,011
    administrative
                        ---------- --------- ---------- ---------- --------- ---------  --------- ----------
Income (loss) from          3,448    (1,998)      (544)      (710)     (521)   (3,730)    (9,380)   (25,568)
  operations
Gain on investments       988,717     5,111      3,696     51,606         -         -          -     15,823
Other income                  233       (56)      (269)       121      (476)     (387)      (180)       (83)
  (expense), net
                        ---------- --------- ---------- ---------- --------- ---------  --------- ----------
Income (loss) before      992,398     3,057      2,883     51,017      (997)    (4,117)   (9,560)    (9,828)
  income taxes
Provision (benefit)       410,945      (963)     1,186       (819)        -          -         -      8,397
  for income taxes
                        ---------- --------- ---------- ---------- --------- ---------  --------- ----------
Income (loss) before      581,453     4,020     1,697      51,836      (997)   (4,117)    (9,560)   (18,225)
  equity in income
  of investees
Equity in income             (368)    5,134      2,796      1,532     1,555     2,064      3,691      3,546
  (loss) of investees
                        ---------- --------- ---------- ---------- --------- ---------  --------- ----------
Net income (loss)        $581,085    $9,154     $4,493    $53,368      $558   $(2,053)   $(5,869)  $(14,679)
                        ========== ========= ========== ========== ========= =========  ========= ==========
Net income (loss) per share:
    Basic                  $13.88     $0.22      $0.11      $1.28     $0.01    $(0.05)    $(0.14)    $(0.36)
                        ========== ========= ========== ========== ========= =========  ========= ==========
    Diluted                $13.48     $0.21      $0.10      $1.27     $0.01    $(0.05)    $(0.14)   $(0.36)
                        ========== ========= ========== ========== ========= =========  ========= ==========
Weighted average number of common shares:
    Basic                  41,864    41,858     41,812     41,608    41,573    41,512     41,456     40,963
                        ========== ========= ========== ========== ========= =========  ========= ==========
    Diluted                43,118    42,944     42,995     42,149    41,840    41,512     41,456     40,963
                        ========== ========= ========== ========== ========= =========  ========= ==========


During fiscal year 2000, the Company experienced an increase in the average selling price and increased demand for DRAM and SRAM products. In the first fiscal 2000 quarter, the Company recognized a gain on its investment in Maverick Networks ("Maverick") when it was sold to Broadcom Corporation ("Broadcom"), for $51.6 million. In subsequent quarters, the Company recognized additional gains of $23.7 million on sale of Broadcom securities. In the third fiscal 2000 quarter, the Company also recorded a $3.6 million discretionary non-recurring compensation expense related to this transaction. In the fourth fiscal 2000 quarter, the Company recognized a gain on its investment in United Microelectronics Corporation ("UMC") of $908 million ($532 million net of tax). Also in the fourth fiscal 2000 quarter, the Company recognized a gain of $69 million ($41 million net of tax) on its investment in Orologic Corporation ("Orologic") when it was sold to Vitesse Semiconductor Corporation ("Vitesse"). In fiscal 1999, the Company recorded pre-tax charges in the first, second and third quarters of approximately $20 million for decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. During the first quarter of fiscal 1999, the Company recorded a valuation allowance of $8.4 million with respect to the Company's previously recorded deferred tax assets. In the first quarter of fiscal 2000, when the Company recognized a gain of $51.6 million related to the sale of Maverick Networks to Broadcom Corporation, the Company released the entire $17.8 million valuation allowance and recorded the tax benefit as an offset to income.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors That May Affect Future Results."

OVERVIEW

The Company designs and develops high performance memory products and memory intensive logic products. These circuits are used in a wide variety of electronic products, including; desktop and portable computers, networking, telecommunications, instrumentation and consumer devices. The Company's business strategy has been to be a supplier of these products, operating on a fabless basis by utilizing independent manufacturing facilities.

During fiscal 2000, DRAM products accounted for approximately 56% of net revenues, SRAM products accounted for approximately 43% of net revenues and flash products accounted for approximately 1% of net revenues. This compares to 40%, 58% and 2%, respectively, for fiscal 1999. During the latter part of fiscal 1999, the Company introduced 16-Mbit DRAM in 4-Mbit x 4 configuration.

The market for memory products used in personal computers is characterized by price volatility and has experienced significant fluctuations and cyclical downturns in product demand, such as the severe price erosion of DRAMs and SRAMs in fiscal 1999, 1998 and 1997. While the Company's strategy is to increase its penetration into the networking, telecommunications, instrumentation and consumer markets with its existing SRAM, DRAM and flash products and to develop and sell in volume quantities new products complementary to its existing products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.

                                     Percentage of Net Revenues for Year
                                               Ended March 31,
                                    --------------------------------------
                                       2000         1999          1998
                                    -----------  ------------  -----------
Net revenues                           100.0%       100.0%       100.0%
Cost of revenues                        65.5        126.1         99.2
                                   -----------  ------------  -----------
  Gross profit (loss)                   34.5        (26.1)         0.8
Operating expenses:
  Research and development              16.3         29.5         12.9
  Selling, general and                  17.9         26.5         15.7
    administrative
                                    -----------  ------------  -----------
Income( loss) from operations            0.3        (82.1)       (27.8)
Gain on investments                   1176.8         33.2          -
Other income, net                        0.0         (2.4)         0.2
                                    -----------  ------------  -----------
Income (loss) before income taxes     1177.1        (51.3)       (27.6)
Provision (benefit) for income         460.3         17.7         (9.7)
  taxes
                                    -----------  ------------  -----------
Income (loss) before equity in         716.8        (69.0)       (17.9)
  Income of investees
Equity in income of investees           10.2         22.7         13.1
                                    -----------  ------------  -----------
Net income (loss)                      727.0%       (46.3)%       (4.8)%
                                    ===========  ============  ===========


NET REVENUES

The Company's net revenues increased to $89.2 million in fiscal 2000 or approximately 87%, from $47.8 million in fiscal 1999. The increase in net revenues in fiscal 2000 was primary due to a combination of sale of new products, overall increase in average selling prices and increase in unit sales of the Company's SRAM and DRAM products. The Company's net revenues in fiscal 1999 declined to $47.8 million from $118.4 million in fiscal 1998, a decrease of approximately 60%. The decrease in net revenues in fiscal 1999 was due to a lower average selling price and a drop in the unit shipments of the Company's SRAM, DRAM and MMUI products.

Net revenue from the Company's DRAM product family in fiscal 2000 contributed $50.2 million or approximately 56%, up from $18.4 million or approximately 39% in fiscal 1999. During fiscal 2000, sales of the Company's 16-Mbit DRAM in 4-Mbit x 4 configuration, which was introduced in the latter part of fiscal 1999, increased significantly along with an overall increase in the average selling prices. DRAM net revenues for fiscal 1998 were $76.1 million or approximately 64% of total net revenues.

Net revenue from the Company's SRAM product family in fiscal 2000 contributed $38.1 million or approximately 43% of the Company's revenues. In absolute dollars, this was an increase of $9.7 million but as a percent of total revenues was down 17%. SRAM average selling prices and units sales increased throughout fiscal 2000. SRAM net revenues in fiscal 1998 were $33.7 million or approximately 28% of total net revenues.

The Company's flash memory products did not contribute any significant revenues for fiscal 2000 and prior years.

The Company continues to focus its effort in selling in the non-PC market. Net sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer in fiscal 2000 accounted for approximately 56% compared to approximately 52% during fiscal 1999 and 25% in fiscal 1998.

International net revenues in fiscal 2000 increased by approximately 121% over fiscal 1999. International net revenues are derived from customers in Europe, Asia and the rest of the world. The largest increase in international net revenues was to customers in Europe, which increased approximately 195% over fiscal year 1999. The increase was due to an overall increase in product demand and higher selling prices. See Note 15 of Notes to Consolidated Financial Statements for details of revenue by geographic area..

During fiscal 2000, one customer accounted for approximately 10% of net revenues. Two customers accounted for approximately 15% and 13% of net revenues during fiscal 1999, while one customer in fiscal 1998 accounted for approximately 18%. See Note 1 of Notes to Consolidated Financial Statements.

Generally, the markets for the Company's products are characterized by volatile supply and demand conditions, numerous competitors, rapid technological change, and product obsolescence. These conditions, which could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company's suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company's results of operations.

GROSS PROFIT (LOSS)

The Company's gross profit for fiscal 2000 was approximately $30.7 million or 34.5% of net revenues as compared to a loss of approximately $12.4 million or approximately 26.1% of net revenues for the same period in fiscal 1999, and $1 million or approximately 0.8% in fiscal 1998. The dramatic improvement in gross profits during fiscal year 2000 was primarily the result of higher average selling prices, higher unit sales, and an increased mix of higher margin DRAM products. During fiscal 1999, the Company recorded $20 million pre-tax inventory charges in recognition of lower average selling prices together with the decline in the unit shipments for the Company's DRAM and SRAM products due to competitive market conditions. The Company's gross profit for fiscal 1998 was approximately $1 million or approximately 0.8% of net revenues and recorded a pre-tax charge of approximately $15 million, primarily to adjust the value of the Company's inventory to reflect declines in market value.

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

Research and development expenses were approximately $14.6 million or approximately 16.3% of net revenues for fiscal 2000 as compared to $14.1 million or approximately 29.5% of net revenues for fiscal 1999, and approximately $15.3 million or approximately 12.9% of net revenues for fiscal 1998. The small increase in spending between fiscal 2000 and 1999 was due to higher mask and tooling charges while the decrease in spending between fiscal 1999 and 1998 was due to lower engineering headcount and personnel related costs, as well as, lower mask and tooling charges due to the discontinuance of the Company's graphic accelerator product line in July 1998.

During fiscal 2000, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs and Flash memory products.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and accordingly, research and development expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses generally include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses in fiscal 2000 were approximately $16.0 million or approximately 17.9% of net revenues as compared to approximately $12.7 million or approximately 26.5% in fiscal 1999 and approximately $18.7 million or approximately 15.7% of net revenues for fiscal 1998. In fiscal 2000, the Company recorded a $3.6 million discretionary non-recurring compensation expense related to the sale of Maverick Networks, Inc. ("Maverick") to Broadcom Corporation ("Broadcom"). The decrease in spending in fiscal 1999 compared to fiscal 1998 was due principally to lower outside sales commissions which was a result of a 60% decrease in net revenues, which was partially offset by higher legal fees associated with the SRAM anti-dumping proceeding.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as the result of commissions, which are dependent on the level of revenues.

GAIN ON INVESTMENTS

On May 31, 1999, Maverick (an entity in which the Company had a 39% interest in) completed a transaction with Broadcom, resulting in the Company selling its ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million. Subsequent to the transaction date, the Company's investment in Broadcom is being be accounted for as an available-for-sale marketable security in accordance with SFAS 115. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax gain of approximately $23.7 million. At March 31, 2000, the Company owned 487,522 shares, after being adjusted for a 2 for 1 stock split in February 2000, and recorded an additional unrealized gain of approximately $23.4 million, which is net of deferred tax of approximately $16.1 million tax, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet. See Note 2 of Notes to Consolidated Financial Statements.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. Through its representation on USC's board, the Company had the right to choose whether to consent to the merger and concluded it to be in the Company's best interest to do so. Alliance received
247.7 million shares of UMC stock for its 247.7 million shares, or 14.8% ownership of USC, and approximately 35.6 million shares of UMC stock for its
48.1 million shares, or 3.2% ownership of USIC. At March 31, 2000, the Company owned approximately 283.3 million shares, or approximately 3.2% of UMC, and maintained its 25% and 3.7% wafer capacity allocation rights in the former USC and USIC foundries, respectively. As the Company no longer has an ability to exercise significant influence over UMC's operations, the investment in UMC is accounted for as a cost method investment.

During the fiscal fourth quarter of 2000, the Company recognized a $908 million pre-tax, non-operating gain as a result of the merger. The gain was computed based on the share price of UMC at the date of the merger (i.e. NTD 112, or US $3.5685), as well as the approximately $21.5 million additional gain related to the sale of the USC shares in April 1998. The Company has accrued approximately $3.0 million for the Taiwan securities transaction tax in connection with the shares received by the Company. This transaction tax will be paid, on a per share basis, when the securities are sold.

According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance's UMC shares are subject to a six-month "lock-up" or no trade period. This lock-up period expires in July 2000. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale two years from the closing date of the transaction (i.e. January 2002), with approximately 28.3 million shares available for sale every six months thereafter, during years three and four (i.e. 2002 to 2004). In May 2000, the Company received an additional 20% or 56.6 million shares of UMC by way of a stock dividend.

Subsequent to the completion of the merger the Company accounts for a portion (approximately 50% at March 31, 2000) of its investment in UMC, which becomes unrestricted within twelve months as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company has recorded an unrealized gain of approximately $25.7 million, which is net of deferred tax of $17.6 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short term portion of the investments. The portion of the investment in UMC, which is restricted beyond twelve months (approximately 50% of the Company's holdings at March 31, 2000), is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investments become unrestricted securities between 2002 and 2004.

On March 31, 2000, Orologic completed a transaction with Vitesse, resulting in the Company selling its ownership interest in Orologic in exchange for 852,447 shares of Vitesse. Based on Vitesse's closing share price on the date of sale, the Company recognized approximately $69 million pre-tax, non-operating gain, in fiscal 2000. Subsequent to the transaction date, the Company's investment in Vitesse is being be accounted for as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company owns 852,447 Vitesse shares. See Note 7 of Notes to Consolidated Financial Statements.

OTHER INCOME, NET

Other Income, Net represents interest income from short-term investments and interest expense on short and long-term obligations. Other Income, Net was approximately $29,000 compared to a net expense of $1.1 million in fiscal 1999 and net income of $287,000 in fiscal 1998. The change from fiscal 1999 to fiscal 2000 was attributed to higher interest income and lower interest expense.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for fiscal years 2000, 1999 and 1998 was 39.1%, (34.3%), and 35.0%, respectively. During fiscal 2000, the Company recorded a provision for income taxes of approximately $410.3 million, primarily the result of the gains on investments of Broadcom, UMC and Vitesse.

For the year ended March 31, 1999, the Company incurred a $24.5 million pretax loss, $9.8 million of which was incurred in the quarter ended June 30, 1998. As a result of the fiscal year 1999 loss, the lack of carryback potential, and the uncertainty regarding future results due to significant, rapid and unexpected product selling price declines that the Company experienced during the first and subsequent quarters of fiscal 1999, management could no longer conclude that it was "more likely than not" that its deferred tax assets would be realized. As a result, a full valuation allowance of $8.4 million was recorded during quarter ended June 30, 1998.

EQUITY IN INCOME OF INVESTEES

Prior to the UMC merger discussed elsewhere, the Company had made several investments with other parties to form a separate Taiwanese company, USC. This investment was accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. In fiscal 2000, the Company reported its share in the income of USC in the amount of $9.5 million. As a result of the merger in January 2000, the Company no longer recorded its proportionate share of equity income in USC, as the Company no longer has an ability to exercise significant influence over UMC's operations. The investment in UMC is accounted for as a cost method investment. In fiscal 1999, the Company reported its share in the income of USC in the amount of $10.9 million, as compared to $15.5 million reported in fiscal 1998. The 30% decrease in income between fiscal 1999 and 1998 was primarily due to lower net income and a decrease in the Company's ownership percentage from approximately 18% to 15%.

The Company, through Alliance Venture Management, invested approximately $28.7 million during fiscal 2000 in three Alliance ventures funds, Alliance Ventures I, Alliance Ventures II and Alliance Ventures III. Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $22.3 million in ten companies, with approximately $20 million allocated to this fund. Alliance Ventures II, whose focus is in investing in internet start-up ventures, has approximately $4.4 million invested to-date in eight companies, with approximately $15 million total designated for this fund. Alliance Ventures III, whose focus is on emerging companies in the networking and communication market areas, has invested $2 million in one company and has been allocated up to $100 million for new investments.

Several of the Alliance Venture investments are accounted for as the equity method due to the Company's ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of Alliance Ventures was approximately $368,000 for the year ended March 31, 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including: general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development to be able to support increased sales levels, the Company's results of operations will be adversely affected if such increased sales levels are not achieved.

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products during fiscal years 1998, 1997 and 1996.
The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average-selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected, as was the case in fiscal 1999, 1998 and 1997, when the Company recorded pre-tax charges totaling approximately $20 million, $15 million and $17 million, respectively, primarily to reflect a decline in market value of certain inventory.

The Company currently relies on independent foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between UMC and various companies. UICC is located next to UMC in the Hsin-Chu Science-Based Industrial Park, where Company has products manufactured. UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse affect on UMC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's results of operations, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced at such suppliers. The occurrence of such price increases could have a material adverse affect on the Company's results of operations.

The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Current or potential customers of the Company in Asia, for instance, may become unwilling or unable to purchase the Company's products, and the Company's Asian competitors may be able to become more price-competitive relative to the Company due to declining values of their national currencies. There can be no assurance that such factors will not adversely impact the Company's results of operations in the future or require the Company to modify its current business practices.

Additionally, other factors may materially adversely affect the Company's results of operations. The Company relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services. The Company is subject to the risks of shortages of goods or services and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. The Company faces intense competition, and many of its principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than does the Company, any of which factors may place such competitors and potential competitors in a stronger competitive position than the Company. The Company's corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company's results of operations.

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

Current pending litigation, administrative proceedings and claims are set forth in Item 3 - Legal Proceedings and in Item 1 - Licenses, Patents and Maskwork Protection, above. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or results of operations. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's results of operations could be materially adversely affected.

The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in the future (see
Item 3 - Legal Proceedings, above), the deposit requirement, and the potential that all entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the bond rate or deposit rate in effect at the time of entry, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in the United States as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that dynamic random access memories ("DRAMs") fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing DRAMs was materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requested the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there was a reasonable indication that the imports of the products under investigation were injuring the United States industry. In May 1999, the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). However, on December 8, 1999, the ITC issued a final negative determination of injury. Consequently, the investigation was terminated, the suspension of liquidation lifted, and the bond posted in September 1999 released. In January 2000, Micron filed an appeal in the CIT challenging the determination by the ITC that imports of Taiwan-fabricated DRAMs were not causing material injury to the U.S. industry. On March 21, 2000, the appeal of the ITC decision was dismissed by the CIT.

The Company, through Alliance Venture Management, invests in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. Recently, the market for these types of investments has been successful and many venture capital funds have been profitable, and while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is likely there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or most, and maybe all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company invested.

As a result of the foregoing factors, as well as other factors affecting the Company's results of operations, past performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. In addition, stock prices for many technology companies are subject to significant volatility, particularly on a quarterly basis. If revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant impact on the market price of the Company's Common Stock.

Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had approximately $34.8 million in cash and cash equivalents, an increase of $28.6 million from March 31, 1999; and approximately $615.9 million in net working capital, an increase of approximately $593.8 million from approximately $22.1 million at March 31, 1999.

Additionally, the Company had short-term investments in marketable securities whose fair value at March 31, 2000 was $883.3 million. Refer to Notes 2-5,7 and 16 of Notes to the Consolidated Financial Statements for further details.

During fiscal year 2000, operating activities used cash of $3.5 million. This was primarily the result of net income, the impact of non-cash items such as depreciation and amortization, non-cash investment gains related primarily to the merger of USC and USIC into UMC and Broadcom, net of deferred taxes, offset in part by growth in inventory and accounts receivable, accounts payable and taxes payable. Cash used in operating activities of $23.6 million in fiscal year 1999 was primarily due to the operating loss of $22 million, while the cash provided from operating activities in fiscal year 1998 of $6.9 million was primarily related to the growth in working capital items.

Investing activities provided cash in the amount of $38.9 million in fiscal 2000 as the result of the proceeds from the sale of a portion of the Company's holdings in Broadcom of $48.9 million, additional proceeds from the April 1998 sale of USC stock of $21.5 million, offset in part, by investments made by Alliance Ventures of $28.7 million. Investing activities in fiscal 1999 provided cash in the amount of $25.0 million as the result of proceeds from the sale of a portion of the Companies holdings in USC, which were offset, in part, by additional investments in USIC and other start-up companies and purchases of equipment. In fiscal 1998 investing activities used cash in the amount of $21.0 million which was primarily the result of additional investments in USC of $17.6 million and $2.4 million in purchases of equipment.

Net cash used in financing activities in fiscal 2000 was approximately $6.8 million compared to cash provided by financing activities in fiscal 1999 of approximately $1.8 million, and cash used in financing activities of approximately $0.2 million in fiscal 1998. The use of cash for financing activities in fiscal 2000 was primarily the result of repurchase of 720 thousand shares of the Company's common stock for $12.5 million offset, by a decrease in restricted cash of approximately $2.3 million, and proceeds from sale of common stock of approximately $4.7 million. Cash provided by financing activities in fiscal 1999 primarily reflects a decrease in restricted cash of approximately $1.3 million and net proceeds from the issuance of common stock, offset, in part, by principal lease payments of $1.5 million.

The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. The Company could raise such funds by selling some its short term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its shareholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing shareholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor or UMC, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity. Refer to Part I, Item 1- Investments and Notes 3 and 4 in the Notes to the Consolidated Financial Statements.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. These investments operate in markets that have experienced significant exchange rate and market price fluctuations over the year ended March 31, 2000. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, and therefore, their foreign currency risk is reduced. We did not hold any derivative financial instruments for trading purposes as of March 31, 2000.

INVESTMENT RISK

As of March 31, 2000, our short-term investment portfolio consisted of marketable equity securities in Chartered Semiconductor, UMC, Broadcom Corporation, and Vitesse Semiconductor, the future whose value of which is subject to market value fluctuations. Refer to Notes 2,3,4,5 and 7 for further details.

FOREIGN CURRENCY RISK

Based on our overall currency rate exposure at March 31, 2000, a near term 10% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance that there will not be a material impact in the future.

As of June 20, 2000, the Company owned approximately 339.9 million shares of UMC, a publicly traded Company in Taiwan. Since these shares are not tradeable in the United States, they are subject to foreign currency risk. The market value of these holdings on June 20, 2000 based on the price per share of NTD 87 and the NTD/US dollar exchange rate of NTD $30.833 per US$ is US$ 959 million.
The value of these investments could be impacted by foreign currency fluctuations which could have a material impact on the financial condition and results of operations of the Company in the future.

ITEM 8
CONSOLIDATED FINANCIAL STATEMENTS

The index to the Company's Consolidated Financial Statements and Schedules, and the report of the independent accountants appear in Part III of this Form 10-K. Selected quarterly financial data appears in Item 6 above.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

===============================================================================
PART III

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

ITEM 14
EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) (I) FINANCIAL STATEMENTS - See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

           (II) REPORT OF INDEPENDENT ACCOUNTANTS - See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

        (2)  (I)     SCHEDULE  II:  VALUATION  AND  QUALIFYING  ACCOUNTS  - See
             Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

           (II) FINANCIAL STATEMENTS OF UNITED SEMICONDUCTOR CORPORATION, A TAIWANESE COMPANY - The following financial statements are filed as part of this report: Financial Statements of United Semiconductor Corporation for the Fiscal Year Ended December 31, 1998.

        (3) EXHIBITS - See Exhibit Index on page 34 of this Form 10-K Annual Report.

===============================================================================
EXHIBIT INDEX

 Exhibit     Document Description
  Number
-----------  --------------------------------------------------------------
  3.01(A)    Registrant's Certificate of Incorporation
  3.02(A)    Registrant's Certificate of Elimination of Series A
             Preferred Stock
  3.03(F)    Registrant's Certificate of Amendment of Certificate of
             Incorporation
  3.04(A)    Registrant's Bylaws
  4.01(A)    Specimen of Common Stock Certificate of Registrant
 10.01+(K)   Registrant's 1992 Stock Option Plan adopted by Registrant on
             April 7, 1992 and amended through September 19, 1996, and
             related documents
 10.02+(A)   Registrant's Directors Stock Option Plan adopted by
             Registrant on October 1, 1993 and related documents
 10.03+(A)   Form of Indemnity Agreement used between Registrant and
             certain of its officers and directors
 10.04+(K)   Form of Indemnity Agreement used between the Registrant and certain of its officers
 10.05(B)    Sublease Agreement dated February 1994 between Registrant
             and Fujitsu America, Inc.
 10.06(B)    Net Lease Agreement  dated February 1, 1994 between  Registrant and
             Realtec Properties I L.P.
 10.07*I     Subscription Agreement dated February 17, 1995, by and among
             Registrant, Singapore Technology Pte. Ltd. and Chartered
             Semiconductor Manufacturing  Pte. Ltd.
 10.8*I      Manufacturing Agreement dated February 17, 1995, between
             Registrant and Chartered Semiconductor Manufacturing Pte.
             Ltd.
 10.9(D)     Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and
             Chartered Semiconductor Manufacturing Pte. Ltd.
 10.10*(D)   Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing
             Pte. Ltd.
 10.11*(E)   Foundry  Venture  Agreement  dated  July  8,  1995,  by  and  among
             Registrant, S3 Incorporated and United Microelectronics Corporation
 10.12*(E)   Foundry Capacity Agreement dated July 8, 1995, by and among
             Registrant, Fabco, S3 Incorporated and United
             Microelectronics Corporation
 10.13*(F)   Foundry Venture Agreement dated September 29, 1995, between
             Registrant and United Microelectronics Corporation
 10.14*(F)   Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics
             Corporation
 10.15*(F)   Written Assurances Re: Foundry Venture Agreement dated
             September 29, 1995 by and among Registrant, FabVen and
             United Microelectronics Corporation
 10.16*(G)   Letter  Agreement dated June 26, 1996 by and among  Registrant,  S3
             Incorporated and United Microelectronics Corporation
 10.17(H)    Stock Purchase Agreement dated as of June 30, 1996 by and
             among Registrant, S3 Incorporated, United Microelectronics
             Corporation and United Semiconductor Corporation
 10.18*(H)   Amendment to Fabco Foundry Capacity Agreement dated as of
             July 3, 1996 by and among Registrant, S3 Incorporated,
             United Microelectronics Corporation and United Semiconductor
             Corporation
 10.19(H)    Side Letter dated July 11, 1996 by and among Registrant, S3
             Incorporated, United Microelectronics Corporation and United
             Semiconductor Corporation
 10.20+(I)   1996 Employee Stock Purchase Plan
 10.21(J)    Letter Agreement dated December 23, 1996 by and among
             Registrant, S3 Incorporated, United Microelectronics
             Corporation and United Semiconductor Corporation
 10.22(K)    Trademark  License  Agreement  dated as of October 17, 1996 between
             Registrant and Alliance Semiconductor  International Corporation, a
             Delaware corporation, as amended through May 31, 1997
 10.23(K)    Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3
             Incorporated, United Microelectronics Corporation and United
             Semiconductor Corporation
 10.24(K)    Letter Agreement dated April 25, 1997 by and among
             Registrant, S3 Incorporated, United Microelectronics
             Corporation and United Semiconductor Corporation
 10.25*(K)   Restated DRAM Agreement dated as of February 28, 1996
             between Registrant and United Microelectronics Corporation
 10.26*(K)   First  Amendment to Restated DRAM  Agreement  dated as of March 26,
             1996 between Registrant and United Microelectronics Corporation
 10.27*(K)   Second  Amendment to Restated DRAM  Agreement  dated as of July 10,
             1996 between Registrant and United Microelectronics Corporation
 10.28(K)    Promissory Note and Security Agreement dated March 28, 1997 between Registrant and Matrix Funding Corporation
 10.29*(L)   Sale and Transfer Agreement dated as of March 4, 1998
 10.30(M)    Alliance Venture Management, LLC  Limited Liability Company
             Operating Agreement dated October 15, 1999
 10.31(M)    Alliance Venture Management, LLC  Amended Limited Liability
             Company Operating Agreement dated February 28, 2000
 10.32(M)    Alliance Ventures I, LP Agreement of Limited Partnership
             dated November 12, 1999
 10.33(M)    Alliance Ventures II, LP Agreement of Limited Partnership
             dated November 12, 1999
 10.34(M)    Alliance Ventures III, LP Agreement of Limited Partnership
             dated February 28, 2000
 21.01(M)    Subsidiaries of Registrant
 23.01(M)    Consent of PricewaterhouseCoopers LLP (San Jose, California)
 23.02(M)    Consent of PricewaterhouseCoopers (Hsinchu, Taiwan, R.O.C.)
 27.01(M)    Financial Data Schedule (filed only with the electronic
             version of the Form 10-K)

+ MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS FORM 10-K.
* CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS OF THIS DOCUMENT.

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO CERTAIN PORTIONS OF
   THIS DOCUMENT.
(A)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 33-69956-LA) DECLARED EFFECTIVE BY THE COMMISSION ON NOVEMBER 30, 1993.
(B)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FILED WITH THE COMMISSION ON JUNE 29, 1994.
(C)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 33-90346-LA) DECLARED EFFECTIVE BY THE COMMISSION ON MARCH 28, 1995.
(D)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON APRIL 28, 1995.
(E)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON JULY 24, 1995.
(F)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON OCTOBER 23, 1995.
(G)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FILED WITH THE COMMISSION ON AUGUST 13, 1996.
(H)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FILED WITH THE COMMISSION ON NOVEMBER 12, 1996.
(I)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-13461) FILED WITH THE COMMISSION ON OCTOBER 4, 1996.
(J)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FILED WITH THE COMMISSION ON FEBRUARY 11, 1997.
(K)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S ANNUAL REPORT ON FORM 10-K FILED WITH THE COMMISSION ON JUNE 27, 1997.
(L)THE DOCUMENT REFERRED TO IS HEREBY INCORPORATED BY REFERENCE FROM REGISTRANT'S CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON MARCH 19, 1998.
(M) THE DOCUMENT REFERRED TO IS FILED HEREWITH.

===============================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALLIANCE SEMICONDUCTOR CORPORATION


June 28, 2000             By:  /S/ N. DAMODAR REDDY
                               ------------------------------------
                          N. Damodar Reddy
                          Chairman of the Board, President and Chief Executive
                          Officer
                          (Principal Executive Officer)


June 28, 2000             By:  /S/ DAVID EICHLER
                               -------------------------------
                          David Eichler
                          Vice President, Finance and Administration and Chief
                          Financial Officer
                          (Principal Financial and Accounting Officer)


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

SIGNATURE                TITLE                              DATE

/S/ N. DAMODAR REDDY     Director, Chairman of the Board,   June 28, 2000
-------------------------
N. Damodar Reddy         President and Chief Executive
                         Officer

/S/ DAVID EICHLER        Vice President, Finance and        June 28, 2000
-------------------------
David Eichler            Administration and Chief
                         Financial Officer

/S/ C. N. REDDY          Director, Chief Operating          June 28, 2000
-------------------------
C. N. Reddy              Officer and Secretary

/S/ SANFORD L. KANE      Director                           June 28, 2000
-------------------------
Sanford L. Kane

/S/ JON B. MINNIS        Director                           June 28, 2000
-------------------------
Jon B. Minnis

                       ALLIANCE SEMICONDUCTOR CORPORATION
                  Index to Consolidated Financial Statements


                                                                           PAGES
CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Accountants........................................F-2

   Consolidated Balance Sheets as of March 31, 2000 and 1999................F-3

   Consolidated Statements of Operations for the years ended March 31, 2000,
   1999 and 1998............................................................F-4

   Consolidated Statements of Stockholders' Equity for the years ended March
   31, 2000, 1999 and 1998..................................................F-5

   Consolidated Statements of Cash Flows for the years ended March 31, 2000,
   1999 and 1998............................................................F-6

   Notes to Consolidated Financial Statements ..............................F-7

FINANCIAL STATEMENT SCHEDULE:

   Report of Independent Accountants........................................F-22

   Schedule II - Valuation and Qualifying Accounts..........................F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Stockholders of
Alliance Semiconductor Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 25, 2000

                       ALLIANCE SEMICONDUCTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                       March 31,
                                               -------------------------
                                                  2000          1999
                                               -----------  ------------
                      ASSETS
     Current assets:
       Cash and cash equivalents                  $34,770        $6,219
       Restricted cash                              2,804         5,175
         Short term investments (Notes            883,300             -
           2,3,4,5 and 7)
       Accounts receivable, net (Note 2)           15,858         8,943
       Inventory (Note 2)                          37,439        12,927
         Related party receivables (Note 14)        1,778         1,815
       Other current assets                         1,958         1,709
                                               -----------  ------------
            Total current assets                  977,907        36,788

     Property and equipment, net  (Note 2)          9,990         9,943
     Investment in Chartered Semiconductor              -        51,596
     (Note 3)
     Investment in United Semiconductor                 -        77,310
     Corp.(Note 4)
     Investment in United Silicon, Inc.                 -        16,799
     (Note 4)
     Investment in United Microelectronics        505,478             -
     Corp. (excluding short term portion)
     (Notes 2 and 4)
     Alliance Ventures investments (Note 6)        26,646             -
     Other assets                                     421         1,121
                                               -----------  ------------
            Total assets                       $1,520,442      $193,557

                                               ===========  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                           $27,133        $8,046
       Accrued liabilities                         10,388         5,325
         Income taxes payable                       6,641             -
         Deferred income taxes (Note 9)           316,903             -
         Current portion of capital lease             905         1,315
           obligation
                                               -----------  ------------
            Total current liabilities             361,970        14,686
     Long term obligations                          1,517             -
     Long term capital lease obligation             1,197           578
     Deferred income taxes (Note 9)               191,803        14,723
                                               -----------  ------------
            Total  liabilities                    556,487        29,987
                                               -----------  ------------
     Commitments and contingencies (Notes
       8,12 and 13)

     Stockholders' equity:
       Preferred stock, $0.01 par value;
        5,000 shares authorized; none issued            -             -
        and outstanding
       Common stock, $0.01 par value; 100,000
        shares authorized;  42,406 and 41,609         424           416
        shares issued and 41,686 and 41,609
        shares  outstanding
       Additional paid-in capital                 193,260       185,025
       Treasury stock (720  shares at cost)       (12,468)            -
       Retained earnings (deficit)                644,595        (3,505)
       Accumulated other comprehensive income     138,144       (18,366)
     (loss) (Note 2)
                                               -----------  ------------
                                               -----------  ------------
            Total stockholders' equity            963,955       163,570
                                               -----------  ------------
                    Total liabilities and      $1,520,442      $193,557
                      stockholders' equity
                                               ===========  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                   Year Ended March 31,
                             ---------------------------------
                                2000        1999       1998
                             ----------   ---------  ---------
 Net revenues                  $89,153     $47,783   $118,400
 Cost of revenues               58,428      60,231    117,400
                             ----------   ---------  ---------
   Gross profit (loss)          30,725     (12,448)     1,000
 Operating expenses:
   Research and development     14,568      14,099     15,254
   Selling, general and         15,962      12,652     18,666
     administrative
                             ----------   ---------  ---------
 Income (loss) from                195     (39,199)   (32,920)
   operations
 Gain on investments         1,049,130      15,823          -
 Other income, net                  29      (1,126)       287
                             ----------   ---------  ---------
 Income (loss) before        1,049,354     (24,502)   (32,633)
   income taxes
 Provision (benefit) for       410,348       8,397    (11,421)
   income taxes
                             ----------   ---------  ---------
 Income (loss) before          639,006     (32,899)   (21,212)
   equity in income of
   investees
 Equity in income of             9,094       10,856    15,475
   investees
                             ----------   ---------  ---------
 Net Income (loss)            $648,100    $(22,043)   $(5,737)
                             ==========   =========  =========
 Net Income (loss) per share:
   Basic                        $15.49      $(0.53)    $(0.15)
                             ==========   =========  =========
   Diluted                      $15.07      $(0.53)    $(0.15)
                             ==========   =========  =========
 Weighted average number of common shares:
   Basic                        41,829      41,378     39,493
                             ==========   =========  =========
   Diluted                      42,992      41,378     39,493
                             ==========   =========  =========

                   The accompanying notes are an integral part of these consolidated financial statements.


                       ALLIANCE SEMICONDUCTOR CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                             Accumulated
                           Common Stock           Additional                    Other       Retained         Total
                     --------------------------    Paid In      Treasury     Comprehensive  Earnings     Stockholder's
                       Shares        Amount        Capital        Stock      Income(loss)   (Deficit)       Equity
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balances at          38,984,901          $390      $180,012            $-          $(83)      $24,275      $204,594
   March 31, 1997

 Issuance of common    1,465,087            14         3,087             -             -             -         3,101
   stock under
   employee stock
   plans
 Cumulative                    -             -             -             -       (12,847)            -
   translation
   adjustments
 Net loss                      -             -             -             -             -        (5,737)
 Total comprehensive                                                                                         (18,584)
   loss
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balances at          40,449,988           404       183,099             -       (12,930)       18,538       189,111
   March 31, 1998

 Issuance of common    1,158,635            12         1,926             -             -             -         1,938
   stock under
   employee stock plans
 Cumulative                    -             -             -             -        (5,436)            -
 translation
 adjustments
 Net loss                      -             -             -             -             -       (22,043)
 Total comprehensive loss                                                                                     (27,479)
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balances at           41,608,623           416       185,025             -       (18,366)       (3,505)      163,570
   March 31, 1999

 Issuance of common       797,482             8         4,719             -             -             -         4,727
   stock under
   employee stock
   plans
 Repurchase of                  -(1)          -       (12,468)            -             -             -       (12,468)
   common stock
 Tax Benefit on                 -             -         3,516             -             -             -         3,516
   exercise of stock
   options
 Cumulative                     -             -             -             -        18,366             -
   translation
   adjustments
 Unrealized gain on
   investments                   -            -             -             -       138,144             -
   (net of tax,
   $94,814)
 Net income                      -            -             -             -             -       648,100
 Total                                                                                                         804,610
   comprehensive income
                       ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balances at            42,406,105(1)       $424      $193,260      $(12,468)     $138,144      $644,595      $963,955
   March 31, 2000
                       ============  ============  ============  ============  ============  ============  ============


(1) At March 31, 2000, the Company held 720,000 shares in treasury stock, which have not been retired. After taking in account these treasury shares, the net outstanding shares at March 31, 2000 was 41,686,105.

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                      Year Ended March 31,
                                 ---------------------------------
                                   2000        1999       1998
                                 ----------  ---------  ----------
Cash flows from operating activities:
  Net Income (loss)               $648,100   $(22,043)    $(5,737)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
   Depreciation and amortization     4,417      3,789       3,465
   Inventory write-down                742     20,437      15,154
   Non-recurring compensation        3,655          -           -
     charge
   Equity in income of investees    (9,094)   (10,856)    (15,475)
   Gain on investments          (1,049,130)   (15,823)          -
   Changes in assets and
     liabilities:
    Accounts receivable           (  6,915)     6,773       1,111
    Inventory                      (25,254)      (989)    (17,994)
            Related party               37     (1,815)          -
              receivables
    Other assets                       (99)     1,622           3
    Accounts payable                19,087    (27,668)     16,948
    Accrued liabilities                 92     (2,446)      3,187
            Deferred income        399,168     25,466       6,238
              taxes
    Income tax payable              10,157          -           -
    Long-term obligation             1,517          -           -
                                 ----------  ---------  ----------
Net cash provided by (used in)      (3,520)   (23,553)      6,900
  operating activities
                                 ----------  ---------  ----------
Cash provided by (used in) investing activities:
   Purchase of property and         (2,816)    (2,609)     (2,408)
     equipment
  Proceeds from sale of
   securities of United             21,481     31,662     (17,631)
   Semiconductor Corporation
   Proceeds from sale of            48,911          -           -
     securities of Broadcom
   Purchase of securities of             -     (3,098)          -
United Silicon, Inc.
   Purchase of other               (28,696)    (1,000)     (1,000)
     investments
                                 ----------  ---------  ----------
Net cash provided by (used in)      38,880     24,955     (21,039)
  investing activities
                                 ----------  ---------  ----------

Cash flows from financing activities:
  Net proceeds from the              4,727      1,938       3,101
    issuance of common stock
  Principal payments on lease       (1,439)    (1,468)     (1,929)
    obligation
  Repurchase of common stock       (12,468)         -           -
  Restricted cash                    2,371      1,337      (1,391)
                                 ----------  ---------  ----------
Net cash provided by (used in)      (6,809)     1,807
  financing activities                                       (219)
                                 ----------  ---------  ----------
Net increase (decrease) in cash     28,551      3,209     (14,358)
  and cash equivalents
Cash and cash equivalents at         6,219      3,010      17,368
  beginning of the period
                                 ----------  ---------  ----------
Cash and cash equivalents at       $34,770     $6,219      $3,010
  end of the period
                                 ==========  =========  ==========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid (refunded)  for           $355   $(17,736)   $(17,783)
    income taxes
                                 ==========  =========  ==========
    Cash paid for interest             $99       $214        $393
                                 ==========  =========  ==========
SCHEDULE OF NONCASH FINANCING
ACTIVITIES:
    Property and equipment          $1,648         $-        $828
      leases
                                 ==========  =========  ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

NOTE 1.    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Alliance Semiconductor Corporation (the "Company" or "Alliance"), a Delaware corporation, designs, develops and markets high performance memory products and memory intensive logic products. The Company sells its products to the desktop and portable computing, networking, telecommunications, instrumentation and consumer markets.

The semiconductor industry is highly cyclical and has been subject to significant rapid technological changes at various times that have been characterized by diminished product demand, production overcapacity, product shortages due to production undercapacity and accelerated erosion of selling prices. The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing (such as that occurred with SRAM and DRAM pricing during fiscal year 1999, 1998 and 1997), which is not within the control of the Company and which could have an adverse material effect on the Company's results of operations. The Company is unable to predict future prices for its products.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, including Alliance Venture Management, LLC, Alliance Ventures, LP I, II and III (See Note 6). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

For purposes of presentation, the Company has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year actually ends on the Saturday nearest the end of March. The fiscal year ended March 31, 2000 contained 52 weeks while the fiscal years ended March 31, 1999 and March 31, 1998 contained 53 weeks and 52 weeks, respectively. Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal year 2000 presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on deposit and highly liquid money market instruments with banks and financial institutions. The Company considers all highly liquid debt investments with maturity from the date of purchase of three months or less to be cash equivalents.

RESTRICTED CASH

Restricted cash, in the form of certificates of deposit, support stand-by letters of credit, which in turn are used to secure customs duties and other purchase commitments.

SHORT TERM INVESTMENTS

The Company accounts for its short term investments in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2000, all short-term investment securities were designated as available-for-sale in accordance with SFAS 115.

Available-for-sale securities are carried at fair value, using available market information with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the balance sheet.

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on the estimated net realizable value. The Company also evaluates its open purchase order commitments on an on-going basis and accrues for any expected loss if appropriate.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years. Upon disposal, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the result of operations.

LONG-LIVED ASSETS

Long-lived assets held by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amounts to future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount to which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

REVENUE RECOGNITION

Revenue from product sales, including sales to distributors, is recognized upon shipment, net of accruals for estimated sales returns and allowances.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in the research and development of semiconductor devices are expensed as incurred, including the cost of prototype wafers and new production mask sets.

INCOME TAXES

The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

CONCENTRATION OF RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short and long term investments and accounts receivable.

Cash is deposited with one major bank in the United States while cash equivalents are deposited with two major financial institutions in the United States. The Company attempts to limit its exposure to these investments by placing such investments with several financial institutions and performs periodic evaluations of these institutions.

Short and long term investments are subject to declines in market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal year 2000, the Company entered into a number of "cashless collar" and "covered call" option transactions to partially hedge its holdings in Broadcom Corporation. The Company may enter into other similar transactions in the future.

The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, on occasion, may require letters of credit from its non-US customers. The following table summarizes the revenues from customers, all of which were third parties, in excess of 10% of total net revenues, for fiscal year 2000, 1999 and 1998, respectively:

            Year ended March 31,
         ----------------------------
           2000      1999      1998
         --------  --------  --------
Customer A 10%        -         -
Customer B  7%       15%        2%
Customer C  -         -        18%
Customer D  6%       13%        -

At March 31, 2000 Customer A accounted for 8% of accounts receivable, net.

The Company conducts the majority of its business in U.S. dollars and foreign currency translation gains and losses have not been material in any one year. International sales accounted for approximately $53.0 million, $24.0 million, and $48.5 million of net revenues for the years ended March 31, 2000, March 31, 1999 and March 31, 1998, respectively.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the fair market value of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Refer to Note 10.

NET INCOME (LOSS) PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                    Year Ended March 31,
                                ------------------------------
                                 2000       1999       1998
                                --------   --------   --------
Net income/(loss) available to  $648,100  $(22,043)   $(5,737)
  common shareholders
                                ========   ========   ========
Weighed average common shares     41,829    41,378     39,493
  outstanding (basic)
Effect of dilutive options         1,163         -          -
                                --------   --------   --------
Weighed average common shares     42,992    41,378     39,493
  outstanding (diluted)
                                ========   ========   ========
Net income/(loss) per share:
   Basic                         $15.49     $(0.53)    $(0.15)
                                ========   ========   ========
   Diluted                       $15.07     $(0.53)    $(0.15)
                                ========   ========   ========

Due to the Company's net loss from continuing operations in 1999 and 1998, a calculation of EPS assuming dilution is not required for those years. At March 31, 1999 there were 2,741,298 options outstanding to purchase common stock at a weighted average price of $5.37 per share and at March 31, 1998, there were 3,675,431 options outstanding to purchase common stock at a weighted average price of $5.81 per share. The outstanding options at March 31, 1999 and 1998 were excluded from the diluted loss per share computations because their effect would be anti-dilutive.

COMPREHENSIVE INCOME

In 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Total accumulated comprehensive income for fiscal year 2000 was $804.6 million compared to total accumulated comprehensive losses of $27.5 million and $18.6 million for fiscal years 1999 and 1998 respectively. The components of accumulated comprehensive income (loss) are shown in the consolidated statements of shareholders' equity.

SEGMENT REPORTING

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment, memory products.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with SAB 101 for all periods presented.

In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15,1998 and others that become effective after June 30, 2000. The adoption of this interpretation is not expected to have a material impact on the financial statements.

NOTE 2.  BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS

Short-term investments include the following available-for-sale securities at March 31, 2000 (in thousands):

                                        March 31, 2000
                                  -------------------------
                                   Number of       Market
                                    Shares         Value
                                  ------------  -----------
UMC                                  141,650      $548,752
Chartered Semiconductor                2,141       201,789
Broadcom Corporation                     488        62,831
Vitesse Semiconductor                    852        69,928
                                                -----------
Total                                             $883,300
                                                ===========

LONG-TERM INVESTMENTS

At March 31, 2000, the Company's long term investments were as follows (in thousands):

                        March 31, 2000
                    -----------------------
                     Number of        $
                      Shares
                    ------------  ---------
UMC                  141,650      $505,478
Alliance Ventures                   26,646
                                  ---------
Total                             $532,124
                                  =========

ACCOUNTS RECEIVABLE

                                    March 31,
                             -----------------------
                                2000        1999
                             ----------- -----------
                                 (in thousands)
Accounts receivable:
  Trade receivables            $16,812     $11,470
  Less allowance for              (954)     (2,527)
    doubtful accounts
    and sales related reserves
                             ----------- -----------
                               $15,858      $8,943
                             =========== ===========

INVENTORIES

                                     March 31,
                             -----------------------
                                2000        1999
                             ----------- -----------
                                 (in thousands)
Inventory:
  Work in process              $20,737      $5,119
  Finished goods                16,702       7,808
                             ----------- -----------
                               $37,439     $12,927
                             =========== ===========

PROPERTY AND EQUIPMENT

                                    March 31,
                             -----------------------
                                2000        1999
                             ----------- -----------
                                 (in thousands)

  Engineering and test         $13,756     $12,258
   equipment
    Computers and software       9,474       9,011
    Furniture and office         1,599         778
      equipment
  Leasehold improvements         1,299         467
    Land                           288         288
                             ----------- -----------
                                26,416      22,802
Less:  Accumulated             (16,426)    (12,859)
  depreciation and
  amortization
                             ----------- -----------
                                $9,990      $9,943
                             =========== ===========

Depreciation and amortization expense for fiscal years 2000, 1999 and 1998 were $4.4 million, $3.8 million and $3.5 million, respectively.

Property and equipment includes $2.5 million and $4.7 million of assets under capital leases at March 31, 2000 and 1999, respectively. Accumulated depreciation of assets under capital leases totaled $0.7 million and $3.5 million at March 31, 2000 and 1999, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income at March 31, 2000 were as follows:

                 Unrealized  Tax Effect        Net
                    Gain                    Unrealized
                                               Gain
                 ----------  -----------  -------------
UMC                $43,274    $(17,613)      $ 25,661
Chartered          150,194     (61,129)        89,065
Semiconductor
Broadcom            39,490     (16,072)        23,418
Corporation
                 ----------  -----------  -------------
                  $232,958    $(94,814)      $138,144
                 ==========  ===========  =============

NOTE 3. INVESTMENT IN CHARTERED SEMICONDUCTOR MANUFACTURING LTD. ("CHARTERED")

In February and April 1995, the Company purchased shares of Chartered Semiconductor ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2", if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States. At March 31, 2000, the Company owned approximately 21.4 million ordinary shares or approximately 2.14 million American Depository Shares or "ADSs."

These shares were subject to a six-month "lock-up", or no trade period, which expired in April 2000. In May 2000, Chartered completed a secondary public offering, which Alliance decided not to participate in and as a result, the Company's shares are now subject to an additional three-month "lock-up" which expires in August 2000. In June 2000, the underwriter of the secondary offering released the Company from the lock-up, and the Company started selling some of its shares. The Company does not own a material percentage of the equity of Chartered. If the Company sells more that 50% of its original holdings in Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business. Additionally, because of the potential loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in Chartered, there can be no assurance that the Company can realize its value on its investment in Chartered.

Prior to the fiscal third quarter of fiscal year 2000, the Company recorded its investment in Chartered as a long-term investment using the cost method of accounting. The Company now records its investment as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company has recorded an unrealized gain of approximately $89.1 million, which is net of deferred tax of approximately $61.1 million, as part of accumulated other comprehensive income in the stockholder's equity section of the balance sheet.

NOTE 4.  INVESTMENT IN UNITED MICROELECTRONICS CORPORATION ("UMC")

In July 1995, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and S3 Incorporated ("S3") to form a separate Taiwanese company, United Semiconductor Corporation ("USC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between September 1995 and July 1997 the Company invested approximately $70.4 million in USC in exchange for 190 million shares or 19.0% of the outstanding shares and 25% of the total wafer capacity. In April 1998, the Company sold 35 million shares of USC to an affiliate of UMC and received approximately US$31.7 million. In connection with the sale, the Company had the right to receive an additional NTD 665 million upon the occurrence of certain potential future events, which included the sale or transfer of USC shares by USC in an arms length transaction, or by a public offering of USC stock, or by the sale of all or substantially all of the assets of USC. In March 2000, Alliance received approximately NTD 665 million (US$21.5 million) as a result of the merger between USC and UMC, described below.

Subsequent to the April 1998 USC stock sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of a dividend distribution. Additionally, USC also made a stock distribution to its employees thereby reducing the Company's ownership in USC to 14.8% of the outstanding shares.

Prior to the merger with UMC, the Company, as part of its investment in USC, was entitled to 25% of the output capacity of the wafer fabrication facility operated by USC as well as a seat on the board of directors of USC. As a result of the capacity rights, the board seat, and certain contractual rights, Alliance had participated in both strategic and operating decisions of USC on a routine basis, had rights of approval with respect to major business decisions and concluded that it had significant influence on financial and operating decisions of USC. Accordingly, the Company accounted for its investment in USC using the equity method with a ninety-day lag in reporting the Company's share of results for the entity. In fiscal years 2000, 1999 and 1998 the Company reported its proportionate share of equity income of USC of $9.5 million, $10.9 million, and $15.5 million, net of tax, respectively.

In October 1995, the Company entered into an agreement with UMC and other parties to form a separate Taiwanese company, United Silicon Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between January 1996 and July 1998, the Company invested approximately $16.8 million and owned approximately 3.2% of the outstanding shares of USIC and had the right to purchase approximately 3.7% of the manufacturing capacity of the facility. The Company accounted for its investment in USIC using the cost method of accounting prior to the merger with UMC in January 2000.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. Through its representation on USC's board, the Company had the right to choose whether to consent to the merger and concluded it to be in the Company's best interest to do so. Alliance received
247.7 million shares of UMC stock for its 247.7 million shares, or 14.8% ownership of USC, and approximately 35.6 million shares of UMC stock for its
48.1 million shares, or 3.2% ownership of USIC. At March 31, 2000 Alliance Semiconductor owned approximately 283.3 million shares, or approximately 3.2% of UMC, and maintained its 25% and 3.7% wafer capacity allocation rights in the former USC and USIC foundries, respectively. As a result of the merger in January 2000, the Company no longer recorded its proportionate share of equity income in USC, as the Company no longer has an ability to exercise significant influence over UMC's operations. The investment in UMC is accounted for as a cost method investment.

During the fiscal fourth quarter of 2000, the Company recognized a $908 million pre-tax, non-operating gain as a result of the merger. The gain was computed based on the share price of UMC at the date of the merger (i.e. NTD 112, or US$ 3.5685), as well as the approximately $21.5 million additional gain related to the sale of the USC shares in April 1998. The Company has accrued approximately $3.0 million for the Taiwan securities transaction tax in connection with the shares received by the Company. This transaction tax will be paid, on a per share basis, when the securities are sold.

According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance's UMC shares are subject to a six-month "lock-up" or no trade period. This lock-up period expires in July 2000. Of the remaining 50%, or 141.6 million shares, approximately 28.3 million shares will become eligible for sale two years from the closing date of the transaction (i.e. January 2002), with approximately 28.3 million shares available-for-sale every six months thereafter, during years three and four (i.e.2002-2004). In May 2000, the Company received an additional 20% or 56.6 million shares of UMC by way of a stock dividend.

Subsequent to the completion of the merger the Company accounts for a portion (approximately 50% at March 31, 2000) of its investment in UMC, which becomes unrestricted within twelve months as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company has recorded an unrealized gain of approximately $25.7 million, which is net of deferred tax of $17.6 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short term portion of the investments. As the portion of the investment in UMC which is restricted beyond twelve months (approximately 50% of the Company's holdings at March 31, 2000) is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investments become unrestricted securities between 2002 and 2004.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported.

Note 5. INVESTMENT IN MAVERICK NETWORKS, INC. / BROADCOM CORPORATION

In 1998, the Company was approached by a startup company, Maverick Networks, Inc. ("Maverick"), regarding their need for imbedded memory in a internet router semiconductor that Maverick was designing. Because the Company was also interested in eventually entering the internet router semiconductor market, the Company entered into an agreement with Maverick which called for the Company to provide memory technology, access to the Company's wafer production rights, and cash to Maverick, in exchange for certain rights to Maverick's technology and stock in Maverick. On May 31, 1999, Maverick completed a transaction with Broadcom Corporation, resulting in the Company selling its 39% ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax, non-operating gain in the first quarter of fiscal 2000 of approximately $51.6 million based on the closing share price of Broadcom at the date of the merger. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax, non-operating gain of approximately $23.7 million. In February 2000, Broadcom Corporation announced a two for one stock split.

The Company records its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company owned approximately 487,522 shares of Broadcom and recorded an additional unrealized gain of approximately $23.4 million, which is net of deferred tax of approximately $16.1 million, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet.

Note 6. ALLIANCE VENTURE MANAGEMENT, LLC

In October 1999, the Company formed Alliance Venture Management, LLC ("Alliance Venture Management"), a California limited liability corporation, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to a management fee out of the net profits of the investment funds. This management company structure was created to provide incentives to the individuals who participate in the management of the investment funds, by allowing them limited participation in the profits of the various investment funds, through the management fees paid by the investment funds.

In November 1999, the Company formed Alliance Ventures I, LP ("Alliance Venture I") and Alliance Ventures II ("Alliance Venture II"), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the shares of each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% of the profits from these partnerships for its managerial efforts. In February 2000, the Company formed Alliance Ventures III ("Alliance Venture III"), a California limited partnership. The Company, as the sole limited partner, owns 100% of the shares of this partnership. Alliance Venture Management acts as the general partner of this partnership and receives a management fee of 16% of the profits from this partnership for its managerial efforts. Several of the Company's senior management hold a majority of the units of Alliance Venture Management.

After Alliance Ventures I, was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2000, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $22.3 million in 10 companies, and Alliance Ventures II, whose focus is in investing in internet start-up ventures has approximately $4.4 million in 8 companies, with a total fund allocation of $15 million. As of March 31, 2000, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $2 million in one company, with a total fund allocation of $100 million.

Several of these investments are accounted for as the equity method due to the Company's ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of these venture funds was $368,000 for the year ended March 31, 2000.

Note 7. INVESTMENT IN OROLOGIC CORPORATION / VITESSE SEMICONDUCTOR CORPORATION

In August 1999, the Company made an investment in Orologic Corporation ("Orologic"), a fabless semiconductor company that develops high performance system on a chip solutions. In November 1999, the Company transferred its interest in Orologic to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. See Note 6. Subsequently, in March 2000, Vitesse Semiconductor Corporation ("Vitesse") acquired Orologic. In connection with this merger, Alliance Ventures I received 852,447 shares of Vitesse for its equity interest in Orologic. As a result of the merger, the Company recognized approximately $69 million pre-tax, non-operating gain, in its fiscal fourth quarter ending March 31, 2000, based on the closing share price of Vitesse of $96.25 on March 31, 2000, the closing date of the merger.

The Company records its investment in Vitesse Semiconductor Corporation as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company owned 852,447 shares of Vitesse.

On May 12, 2000, Alliance Ventures I made a distribution of the Vitesse stock that had been acquired by Alliance Ventures I in exchange for its sale of one million shares of Orologic as follows:


                                             Shares of Vitesse
                                             -----------------
Alliance                                          632,876
11.21%  shares  to be held in  escrow  for         95,417
  Alliance
Alliance Venture Management                       124,154
                                             -----------------
Total  shares   resulting   from  sale  of        852,447
  1,000,000 Orologic shares
                                             =================

Alliance Ventures Management then immediately distributed the Vitesse shares to its unit holders.

NOTE 8.  LONG TERM OBLIGATIONS, LEASES AND COMMITMENTS

OPERATING LEASES

The Company leases its headquarters facility under an operating lease that expires in June 2006. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. In addition, the Company also leases sales and design center offices under operating leases, which expire between 2000 and 2007.

Future minimum fiscal rental payments under non-cancelable leases are as follows:


  Fiscal        (in
   Year      thousands)
-----------  ----------
   2001        $1,601
   2002         1,598
   2003         1,604
   2004         1,636
   2005         1,696
Thereafter      2,160
             ----------
Total          $10,295
  payments
             ==========

Rent expense for fiscal  2000,  1999,  and 1998 was  $1,386,000,  $635,000,  and
$484,000, respectively.

CAPITAL LEASES

At March 31, 2000, equipment under capital leases amounted to approximately $2.5 million compared to $4.7 million at March 31, 1999. The original lease terms range from three to five years.

The following is a schedule of future minimum fiscal lease payments under capital leases:

        Fiscal Year           (in
                           thousands)
-------------------------  ----------
2001                         $1,129
2002                            864
2003                            327
                           ----------
Total payments minimum        2,320
  lease payments
Amount representing            (318)
  interest
                           ----------
                              2,002
Less current portion           (905)
                           ----------
Long-term capital lease      $1,097
  obligations
                           ==========

LETTERS OF CREDIT

At March 31, 2000, approximately $2.8 million in standby letters of credit were outstanding and expire through March 30, 2001, secured by restricted cash.

NOTE 9.  PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) for income taxes is comprised of the following:

                             March 31,
                  -------------------------------
                   2000       1999       1998
                  --------  ---------  ----------
                          (in thousands)
Current:
  Federal         $14,340         $-    $(20,173)
  State               228          -           -
                  --------  ---------  ----------
                   14,568          -     (20,173)
                  --------  ---------  ----------
Deferred:
  Federal        $340,351     $8,397       8,752
  State            55,429          -           -
                  --------  ---------  ----------
                  395,780      8,397       8,752
                  --------  ---------  ----------
   Total         $410,348     $8,397     $(11,421)
     provision
     (benefit)
                  ========  =========  ==========

In addition to the provision (benefit) for taxes noted above, deferred taxes of $ $6.4 million, and $8.3 million for the years ended March 31, 1999 and 1998, respectively, are recorded as part of the equity in income of USC.

Deferred tax assets (liabilities) comprise the following:

                             March 31,
                         ------------------
                          2000      1999
                         -------  ---------
                           (in thousands)
Inventory reserves       $1,982     $5,267
Accrued expenses and      4,198      3,226
reserves
NOL carry forward             -      8,531
Other                         -        791
                         -------  ---------
  Gross deferred tax      6,180     17,815
assets
Investment in USC             -    (14,723)
Investment in UMC      (398,851)         -
Investment in Broadcom  (25,127)         -
Investment in Chartered (61,129)         -
Investment in Orologic  (27,952)         -
Other                    (1,827)         -
                         -------  ---------
  Gross deferred tax   (514,886)   (14,723)
liabilities
                         -------  ---------
Deferred tax asset            -    (17,815)
valuation allowance
                         -------  ---------
                      $(508,706)  $(14,723)
                         =======  =========

The provision (benefit) for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

                                Year Ended March 31,
                         -----------------------------------
                            2000       1999         1998
                         ----------  ----------  -----------
                         (in thousands, except percentages)
Federal  statutory rate         35%         35%          35%
Tax at federal            $367,274     $(8,531)    $(11,421)
  statutory rate
State taxes, net of       59,813             -            -
  federal benefit
Change in valuation      (17,815)        8,397            -
  allowance
Current year losses and
  timing differences           -         8,531            -
  with no tax benefit
  recognized
Other, net                 1,076             -            -
                         ----------  ----------  -----------
  Total                  $410,348       $8,397     $(11,421)
                         ==========  ==========  ===========

Due to the uncertainty of the realization of the deferred tax assets, the Company provided a full valuation allowance on the deferred tax assets at March 31, 1999. In the first quarter of fiscal 2000, when the Company recognized a gain of $51.6 million related to the sale of Maverick Networks to Broadcom Corporation, the Company released the entire $17.8 million valuation allowance and recorded the tax benefit as an offset to income during fiscal 2000. The tax benefit associated with the previous exercises of non-qualified stock options and disqualifying dispositions of incentive stock options reduced taxes currently payable by $3.5 million in fiscal year 2000 and $0 in fiscal years 1999 and 1998.

Note 10.  STOCK OPTION PLANS

1992 STOCK OPTION PLAN

In April 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") and reserved 5,625,000 shares of Common Stock for issuance to employees and consultants of the Company. The Board of Directors may terminate the Plan at any time at its discretion. On September 30, 1993, the number of shares of Common Stock reserved for issuance under the Plan was increased to 7,875,000 and on September 14, 1995, the number of shares reserved for issuance under the Plan was increased to 9,000,000. On August 31, 1999, the number of shares reserved for issuance under the Plan was increased by 2,000,000 to 11,000,000. The Option Plan, which has a term of ten years, provides for incentive as well as nonqualified stock options.

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

DIRECTORS' STOCK OPTION PLAN

On September 30, 1993, the Company adopted its 1993 Directors' Stock Option Plan ("Directors' Plan"), under which 900,000 shares of Common Stock have been reserved for issuance. The Directors' Plan provides for the automatic grant to each non-employee director of the Company (but excluding persons on the Company's Board of Directors in November 1993) of an option to purchase 22,500 shares of Common Stock on the date of such director's election to the Company's Board of Directors. Thereafter, such director will receive an automatic annual grant of an option to purchase 11,250 shares of Common Stock on the date of each annual meeting of the Company's stockholders at which such director is re-elected. The maximum number of shares that may be issued to any one director under this plan is 90,000. Such options will vest ratably over four years from their respective dates of grant.

The following table summarizes grant and stock option activity under the Plan and the Directors' Plan for fiscal years 2000, 1999 and 1998:

                     Options        Options Outstanding
                   ------------  --------------------------
                    Available                  Weighted
                    for Grant      Shares   Average Prices
                   ------------  ---------- ---------------
  Balance at         2,210,796    4,191,289      $3.87
    March 31, 1997
    Options         (1,588,504)   1,588,504       8.18
      granted
    Options            736,197     (736,197)      6.77
      canceled
    Options                  -   (1,368,165)      2.12
      exercised
                   ------------  ---------- ---------------
  Balance at         1,358,489    3,675,431      $5.81
    March 31, 1998
    Options         (1,405,150)   1,405,150       3.52
      granted
    Options          1,352,324   (1,352,324)      7.23
      canceled
    Options                  -     (986,959)      1.56
      exercised
                   ------------  ---------- ---------------
  Balance at         1,305,663    2,741,298      $5.37
  March 31, 1999
  Options            2,000,000            -          -
    Authorized
    Options         (1,150,950)   1,150,950     $11.91
      granted
    Options            925,374     (925,374)     $5.49
      canceled
    Options                  -     (677,717)     $5.85
      exercised
                   ------------  ---------- ---------------
  Balance at         3,080,087    2,289,157      $8.44
    March 31, 2000
                   ============  ========== ===============

As of March 31, 2000, options to purchase approximately 350,037 shares of Common stock were exercisable. Options granted vest over a period of four to five years.

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2000, 1999, and 1998 was $8.57, $2.44 and $4.90 per option, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 2000, and related weighted average exercise price and contractual life information are as follows:

                  Outstanding and Exercisable by Price Range

                Number      Weighted    Weighted      Number      Weighted
  Range of    Outstanding    Average     Average    Vested and    Average
  Exercise       As of      Remaining   Exercise   Exercisable    Exercise
   Prices      March 31,   Contractual    Price    As of March     Price
                 2000         Life                   31, 2000
------------- ------------ ------------ ---------- -------------  ---------
  $2.09 -      296,900         4.46       $2.31      27,540         $2.31
   $2.31
  $2.44 -      609,775         4.57       $3.81     165,675         $3.75
   $5.50
  $5.56 -      277,482         2.83       $7.19      96,922         $7.12
   $7.38
  $7.44 -      255,100         4.03       $8.80      58,700         $7.95
   $11.13
  $11.19 -     350,000         5.42      $11.19           -          -
   $11.19
  $11.25-      231,000         5.41      $11.95           -          -
   $12.06
  $12.13 -     268,900         5.79      $20.05       1,200        $12.44
   $25.75
------------- ------------ ------------ ---------- -------------  ---------
  $2.09 -    2,289,157         4.64       $8.44     350,037         $5.30
   $25.75
============= ============ ============ ========== =============  =========

The following assumptions are included in the estimated grant date fair value calculations for stock options:

                2000        1999         1998
              ---------   ----------  ------------
Expected life   5.00        5.00         5.00
                years       years        years
Risk-free       6.7%        5.7%         6.0%
  interest rate
Volatility      86%         88.0%        65.0%
Dividend        0.0%        0.0%         0.0%
  yield

EMPLOYEE STOCK PURCHASE PLAN

In September 1996, the Company and its shareholders approved an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its designated subsidiaries to purchase shares of Common Stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the Common Stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee's compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 750,000 shares of Common Stock authorized under the ESPP, 119,765, 171,676, and 96,922 shares were issued during fiscal 2000, 1999, and 1998, respectively.

Compensation costs (included in pro forma net income (loss) and pro forma net income (loss) per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP, were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP;

                2000        1999         1998
              ---------  -----------  -----------
Expected life 6 months    6 months     6 months
Risk-free       6.4%        4.9%         5.4%
  interest rate
Volatility     78.0%       88.0%        65.0%
Dividend        0.0%        0.0%         0.0%
  yield

The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase Common Stock under the ESPP granted in fiscal 2000, 1999 and 1998 was $2.24, $2.55 and $3.04 per share, respectively.

PRO FORMA NET INCOME (LOSS) AND PRO FORMA NET INCOME (LOSS) PER SHARE

Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors' Plan and its ESPP, the Company's pro forma net income (loss) and pro forma net income (loss) per share for the years ended March 31, 2000, 1999 and 1998, would have been as follows (in thousands, except per share data):

                             March 31,
                  -------------------------------
                    2000       1999       1998
                  ---------  ---------  ---------
Pro forma income  $646,905   $(23,231)  $(8,153)
  (loss):
Pro forma net
  loss per share:
  Basic            $15.47    $(0.56)     $(0.21)
  Diluted          $15.05    $(0.56)     $(0.21)


NOTE 11.  401(K) SALARY SAVINGS PLAN

Effective May 1992, the Company adopted the Salary Savings Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, the Company agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company's matching contribution vests over five years. In fiscal year 2000 the Company contributed approximately $131,000. There were no contributions made in fiscal 1999 and 1998.

NOTE 12.  LEGAL MATTERS

In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act. The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. Plaintiffs have appealed the court's ruling dismissing the claims and the parties have filed appeal briefs. The Company intends to continue to defend vigorously against any claims asserted against it, and believes it has meritorious defenses. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. A trial date is currently set for September 2000. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

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

NOTE 13.  ANTIDUMPING PROCEEDING (TAIWAN-MANUFACTURED SRAMS AND DRAMS)

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999 the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination will be transmitted to the CIT on June 26, 2000 for consideration. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2001, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 2000 through March 31, 2001 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 2000 through March 2001 will remain undetermined until the conclusion of the review in early 2002. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. At March 31, 2000, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

In October 1998, Micron Technology, Inc. filed an antidumping petition with the DOC and the ITC, alleging that DRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing DRAMs was materially injured or threatened with material injury by reason of imports of DRAMs fabricated in Taiwan. The petition requested the United States government to impose antidumping duties on imports into the United States of DRAMs fabricated in Taiwan. In December 1998, the ITC preliminarily determined that there was a reasonable indication that the imports of the products under investigation were injuring the United States industry. In May 1999 the DOC issued a preliminary affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after May 28, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 16.65% (the preliminary "all others" rate) of the entered value of such DRAMs, an antidumping margin calculated by weight-averaging the antidumping margins of individually investigated respondent companies. The Company posted a bond to cover deposits on such entries. In October 1999 the DOC issued a final affirmative determination of dumping. Under that determination, the Company's imports into the United States on or after October 19, 1999 of DRAMs fabricated in Taiwan were subject to an antidumping duty deposit in the amount of 21.35%, (the final "all-others" rate). However, on December 8, 1999, the ITC issued a final negative determination of injury. Consequently, the investigation was terminated, the suspension of liquidation lifted, and the bond posted in September 1999 released. In January 2000, Micron filed an appeal in the CIT challenging the determination by the ITC that imports of Taiwan-fabricated DRAMs were not causing material injury to the U.S. industry. On March 21, 2000 the Appeal of the ITC decision was dismissed by the CIT.

NOTE 14.  RELATED PARTY TRANSACTIONS

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1,735,000. The officer loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. The officer loans were extended to December 31, 2000. As of March 31, 2000, $1,615,000 was outstanding under these loans with accrued interest of $163,000.

In fiscal year 2000, the Company made wafer purchases from USC of approximately $15.1 million prior to the merger with UMC in January 2000. After the completion of the merger in January 2000, the Company purchased $1.5 million of wafers from UMC. In fiscal year 1999, the Company made wafer purchases $8.8 million, from USC.

NOTE 15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment, memory products. The memory products segment includes; Static Random Access Memories ("SRAMs"), Dynamic Random Access Memories ("DRAMs"), and Flash Memories ("Flash").

The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer's location.

                       Year Ended March 31,
                  -------------------------------
                   2000       1999       1998
                  --------  ---------  ----------
                          (in thousands)
United States     $36,088   $23,770    $68,985
Taiwan             11,310     6,061      24,966
Asia (except       16,462     9,076      11,262
  Taiwan)
Europe             25,293     8,567      12,240
Rest of world           -       309         947
                  --------  ---------  ----------

   Total          $89,153   $47,783    $118,400
                  ========  =========  ==========

International net revenues in fiscal 2000 increased by 121% over fiscal 1999. International net revenues are derived from customers in Europe, Asia and the rest of the world. The largest increase in international net revenues was to customers in Europe, which increased approximately 195% over fiscal year 1999. The increase was due to an overall increase in product demand and higher average selling prices, in the respective areas. International revenues declined 51% from fiscal 1998 to fiscal 1999. The largest decrease in international net revenues was to customers in Taiwan, which decreased 76%. This decrease was due to an overall decrease in product demand and lower selling prices in the respective areas.

NOTE 16.  SUBSEQUENT EVENTS (UNAUDITED)

In June 2000, PMC-Sierra, Inc. ("PMC"), announced that it agreed to acquire Malleable Technologies, Inc. ("Malleable"). According to the terms of the proposed acquisition, PMC will exchange 1.25 million shares of PMC stock for the remaining 85% interest of Malleable that PMC does not already own. In connection with the proposed merger, Alliance Ventures I will receive approximately 79,000 shares of PMC for its 7% interest in Malleable. Upon the completion of the merger, the Company will report a gain based on the closing share price of PMC on the date of the merger. Based on the closing share price of PMC on June 14, 2000, the estimated pretax gain from this transaction is approximately $11 million. There is no assurance that this acquisition will be completed or that the realized gain amount will be equal or exceed the reported gain amount on the closing date of the merger.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Alliance Semiconductor Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 25, 2000, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2)(I) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 25, 2000

                       ALLIANCE SEMICONDUCTOR CORPORATION
                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                        Balance at                                 Balance
           Description                  beginning                                   at end
                                        of period      Additions    Reductions      period
                                       ------------  ------------  ------------  ------------
Year ended March 31, 2000
  Allowance for doubtful                   $2,527         $6,209      $(7,782)         $954
    accounts and sales-related
    reserves
  Inventory related reserves for
    excess and obsolescence; and          $15,701         $5,862     $(13,293)       $8,270
    lower of cost or market issues

Year ended March 31, 1999
  Allowance for doubtful                   $2,010         $3,193      $(2,676)       $2,527
    accounts and sales-related
    reserves
  Inventory related reserves for
    excess and obsolescence; and          $14,967        $20,437     $(19,703)      $15,701
    lower of cost or market issues

Year ended March 31, 1998
  Allowance for doubtful                     $650         $7,512      $(6,152)       $2,010
    accounts and sales-related
    reserves
  Inventory related reserves for
    excess and obsolescence; and          $40,732        $15,154     $(40,919)      $14,967
    lower of cost or market issues


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

                        UNITED SEMICONDUCTOR CORPORATION
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

                                              2/F No. 11 Innovation Rd., 1
                                              Science-Based Industrial Park
                                              Hsinchu, Taiwan, Republic of China
                                              Tel:(03) 578-0205
                                              Fax:(03) 577-7985

January 22, 1999
(99)B.L36P4065



To the Board of Directors of United Semiconductor Corporation



We have examined the accompanying balance sheets of United Semiconductor Corporation as of December 31, 1998 and 1997, and the related statements of income, of changes in stockholders' equity and of cash flows for the years then ended. Our examinations were made in accordance with the "Rules Governing the Certification of Financial Statements by Certified Public Accountants" and generally accepted auditing standards in the United States and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.


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