Form 10-Q
period 2000-07-01
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2000-08-15
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                    FORM 10-Q


(MARK ONE)

[ x ] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended JULY 1, 2000, or

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


        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
        -------------------              ------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

As of August 11, 2000, there were 41,241,780 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 2000




                                      INDEX

                                                                           PAGE
PART I  FINANCIAL INFORMATION

 Item 1 Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited) as of
        June 30, 2000 and March 31, 2000......................................3

        Condensed Consolidated Statements of Operations (unaudited)
        for the three months ended June 30, 2000 and 1999.....................4

        Condensed Consolidated Statements of Cash Flows (unaudited)
        for the three months ended June 30, 2000 and 1999.....................5

        Notes to Condensed Consolidated Financial Statements (unaudited)......6

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................13


PART II OTHER INFORMATION

  Item 1Legal Proceedings....................................................21

  Item 5Other Information....................................................21

  Item 6Exhibits and Reports on Form 8-K.....................................24


SIGNATURES...................................................................25

===============================================================================
Part I - Financial Information
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)
                                                June 30,     March 31,
                                                  2000         2000
                                               -----------  ------------
                      ASSETS
     Current assets:
       Cash and cash equivalents                  $42,066      $34,770
       Restricted cash                              2,822        2,804
         Short term investments                   747,164      883,300
       Accounts receivable, net                    26,660       15,858
       Inventory                                   50,520       37,439
         Related party receivables                  1,801        1,778
       Other current assets                         1,833        1,958
                                               -----------  ------------
            Total current assets                  872,866      977,907

     Property and equipment, net                   10,464        9,990
     Investment in United Microelectronics        505,478      505,478
     Alliance Ventures Investments                 40,319       26,646
     Other assets                                     349          421
                                               -----------  ------------
            Total assets                       $1,429,476   $1,520,442
                                               ===========  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                           $34,574      $27,133
       Accrued liabilities                          8,624       10,388
         Income taxes payable                      13,266        6,641
         Deferred income taxes                    265,789      316,903
         Current portion of capital lease           1,017          905
                                               -----------  ------------
            Total current liabilities             323,270      361,970
     Long term obligations                          1,416        1,517
     Long term capital lease obligation             1,300        1,197
     Deferred income taxes                        191,803      191,803
                                               -----------  ------------
            Total liabilities                     517,789      556,487
                                               -----------  ------------
     Stockholders' equity:
       Common stock                                   425          424
       Additional paid-in capital                 194,019      193,260
       Treasury stock                             (17,787)     (12,468)
       Retained earnings                          677,860      644,595
       Accumulated other comprehensive income      57,170      138,144
                                               -----------  ------------
            Total stockholders' equity            911,687      963,955
                                               -----------  ------------
              Total liabilities and            $1,429,476   $1,520,442
               stockholders' equity            ===========  ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                              Three months ended
                                                   June 30,
                                           ------------------------
                                              2000         1999
                                           ------------ -----------
         Revenue:
           Net revenues                      $47,404      $17,711
           Cost of revenues                   29,883       12,470
                                           ------------ -----------
            Gross profit                      17,521        5,241
                                           ------------ -----------

         Operating expenses:
           Research and development            3,591        3,206
           Selling, general and                4,514        2,745
                                           ------------ -----------
            Total operating expenses           8,105        5,951
                                           ------------ -----------
         Income (loss) from operations         9,416         (710)
         Gain on investments                  47,517       51,606
         Other income, net                       340          121
                                           ------------ -----------
         Income before income taxes           57,273       51,017
         Provision (benefit) for income       23,310         (819)
         taxes
                                           ------------ -----------
         Income before equity in income       33,963       51,836
         (loss) of investees
         Equity in income (loss) of             (698)       1,532
         investees
                                           ------------ -----------
           Net income                        $33,265      $53,368
                                           ============ ===========

         Net income per share
            Basic                               $0.80        $1.28
                                           ============ ===========
            Diluted                             $0.78        $1.27
                                           ============ ===========

         Weighted average number of common
         shares
            Basic                             41,543       41,608
                                           ============ ===========
            Diluted                           42,778       42,149
                                           ============ ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                        Three months ended
                                             June 30,
                                        --------------------
                                          2000       1999
                                        ---------   --------
Cash flows from operating activities:
  Net income                             $33,265    $53,368
  Adjustments to reconcile net income
   Depreciation and amortization           1,038      1,079
   Equity in income (loss) of investees      698     (1,532)
   Gain on investments                   (47,517)   (51,606)
   Changes in assets and liabilities:
    Accounts receivable                  (10,802)    (2,291)
    Inventory                            (13,081)   (14,283)
    Related party receivables                (23)       (31)
    Other assets                             197         79
    Accounts payable                       7,441     14,734
    Accrued liabilities                    1,206       (360)
    Deferred income tax                    4,459     (2,926)
    Income tax payable                     7,057          -
                                        ---------   --------
   Net cash used in operating activities (16,062)    (3,769)
                                        ---------   --------

Cash provided by (used in) investing
  Purchase of property and equipment      (1,044)      (269)
  Proceeds from sale of marketable        45,582          -
  Purchase of other investments          (16,350)      (953)
                                        ---------   --------
   Net cash provided by (used in)         28,188     (1,222)
investing activities
                                        ---------   --------

Cash provided by (used in) financing
  Net proceeds from issuance of common       760      2,702
  Principal payments on lease               (253)      (396)
  Repurchase of common stock              (5,319)         -
  Restricted cash                            (18)         -
                                        ---------   --------
   Net cash provided by (used in)         (4,830)     2,306
                                        ---------   --------

Net increase (decrease) in cash and        7,296     (2,685)
Cash and cash equivalents at beginning    34,770      6,219
of the period
                                        ---------   --------
Cash and cash equivalents at end of      $42,066     $3,534
the period
                                        =========   ========

Schedule of noncash financing activities:
  Property and equipment leases             $468         $-
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2000 and 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2000.

For purposes of presentation, the Company has indicated the first three months of fiscal 2001 and 2000 as ending on June 30, respectively; whereas, in fact, the Company's fiscal quarters ended on July 1, 2000 and July 3, 1999, respectively. The financial results for the first quarter of fiscal 2001 and 2000 were reported on a 13-week quarter.

The results of operations for the three months ended July 1, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001, and the Company makes no representations related thereto.

Note 2. BALANCE SHEET COMPONENTS

                 June 30,     March 31,
                   2000          2000
                ------------  -----------
Inventory:
  Work in        $34,711       $20,737
  Finished        15,809        16,702
                ------------  -----------
                 $50,520       $37,439
                ============  ===========


Note 3. INVESTMENTS

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

These shares were subject to a six-month "lock-up", or no trade period, which expired in April 2000. In May 2000, Chartered completed a secondary public offering, which Alliance decided not to participate in and as a result, the Company's shares are now subject to an additional three-month "lock-up" which expires in August 2000. In June 2000, the underwriter of the secondary offering released the Company from the lock-up, and the Company started selling some of its shares. The Company owns less than 2% of the outstanding equity of Chartered. If the Company sells more that 50% of its original holdings in Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business. Additionally, because of the potential loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in Chartered, there can be no assurance that the Company can realize the maximum return on its investment in Chartered.

In June 2000, the Company sold 500,000 shares of Chartered, recording a realized gain of approximately $33.5 million. As a result of the sale, at June 30, 2000, the Company owned approximately 16.4 million ordinary shares or approximately
1.64 million American Depository Shares or "ADSs."

Prior to the fiscal third quarter of fiscal year 2000, the Company recorded its investment in Chartered as a long-term investment using the cost method of accounting. The Company currently accounts for its investment in Chartered as an available-for-sale marketable security in accordance with SFAS 115. At June 30, 2000, the Company has recorded an unrealized gain of approximately $64.1 million, which is net of deferred tax of approximately $44.0 million, as part of accumulated other comprehensive income in the stockholder's equity section of the balance sheet.

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

NTD 112, or US$ 3.5685), as well as the approximately $21.5 million additional gain related to the sale of the USC shares in April 1998. The Company has accrued approximately $2.8 million for the Taiwan securities transaction tax in connection with the shares received by the Company. This transaction tax will be paid, on a per share basis, when the securities are sold.

In May 2000, the Company received an additional 20% or 56.7 million shares of UMC by way of a stock dividend. At June 30, 2000, the Company owned approximately 340 million shares of UMC.

According to Taiwanese laws and regulations, 50% of the 340 million Alliance's UMC shares are subject to a six-month "lock-up" or no trade period. This lock-up period expired in July 2000. Of the remaining 50%, or 170 million shares, approximately 34 million shares will become eligible for sale two years from the closing date of the transaction (i.e. January 2002), with approximately 34 million shares available-for-sale every six months thereafter, during years three and four (i.e. calendar 2002-2004).

Subsequent to the completion of the merger, the Company accounts for the portion (approximately 50% at June 30, 2000) of its investment in UMC which becomes unrestricted within twelve months as an available-for-sale marketable security in accordance with SFAS 115. At June 30, 2000, the Company has recorded an unrealized loss of approximately $19.2 million, which is net of deferred tax of $13.2 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short-term portion of the investments. The portion of the investment in UMC which is restricted beyond twelve months (approximately 50% of the Company's holdings at June 30, 2000) is accounted for as a cost method investment and is classified as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investment becomes unrestricted between 2002 and 2004.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported.

In 1998, the Company was approached by a startup company, Maverick Networks, Inc. ("Maverick"), regarding their need for imbedded memory in a internet router semiconductor that Maverick was designing. Because the Company was also interested in eventually entering the internet router semiconductor market, the Company entered into an agreement with Maverick which called for the Company to provide memory technology access to the Company's wafer production rights, and cash to Maverick, in exchange for certain rights to Maverick's technology and stock in Maverick. On May 31, 1999, Maverick completed a transaction with Broadcom Corporation, resulting in the Company selling its 39% ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax, non-operating gain in the first quarter of fiscal 2000 of approximately $51.6 million based on the closing share price of Broadcom at the date of the merger. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax, non-operating gain of approximately $23.7 million. In February 2000, Broadcom Corporation announced a two for one stock split.

The Company records its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115. At June 30, 2000, the Company owned 487,522 shares of Broadcom and recorded an unrealized gain of approximately $22.2 million, which is net of deferred tax of approximately $15.2 million, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet.

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

In November 1999, the Company formed Alliance Ventures I, LP ("Alliance Venture I") and Alliance Ventures II ("Alliance Venture II"), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the limited partnership interests of each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% of the profits from these partnerships for its managerial efforts. In February 2000, the Company formed Alliance Ventures III ("Alliance Venture III"), a California limited partnership. The Company, as the sole limited partner, owns 100% of the limited partnership interests of this partnership. Alliance Venture Management acts as the general partner of this partnership and receives a management fee of 16% of the profits from this partnership for its managerial efforts. Several of the Company's senior management hold a majority of the units of Alliance Venture Management.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of June 30, 2000, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested approximately $19.8 million in 9 companies with a total fund allocation of $20 million, and Alliance Ventures II, whose focus is in investing in internet start-up ventures has approximately $8.0 million in 10 companies, with a total fund allocation of $15 million. As of June 30, 2000, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested approximately $14.7 million in 9 companies, with a total fund allocation of $100 million.

Several of these investments are accounted for pursuant to the equity method due to the Company's ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of these venture funds was approximately $698,000, net of tax for the quarter ended June 30, 2000.

In August 1999, the Company made an investment in Orologic Corporation ("Orologic"), a fabless semiconductor company that develops high performance system on a chip solutions. In November 1999, the Company transferred its interest in Orologic to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. Subsequently, in March 2000, Vitesse Semiconductor Corporation ("Vitesse") acquired Orologic. In connection with this merger, Alliance Ventures I received 852,447 shares of Vitesse for its equity interest in Orologic. As a result of the merger, the Company recognized a $69 million pre-tax, non-operating gain in its fiscal fourth quarter ending March 31, 2000, based on the closing share price of Vitesse of $96.25 on March 31, 2000, the closing date of the merger. In May, Alliance Ventures I made a distribution of the shares received from Vitesse to Alliance Venture Management and the Company.

The Company records its investment in Vitesse Semiconductor Corporation as an available-for-sale marketable security in accordance with SFAS 115. At June 30, 2000, the Company owns 728,293 shares of Vitesse and recorded an unrealized loss of approximately $9.7 million, which is net of deferred tax of approximately $6.7 million, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet.

On June 27, 2000, PMC-Sierra, Inc. ("PMC"), acquired Malleable Technologies, Inc. ("Malleable"). In connection with the merger, the Company received 68,152 shares of PMC after distribution to Alliance Venture Management for its 7% interest in Malleable. In the first fiscal quarter of 2001, the Company reported a pre-tax non-operating gain of approximately $11.0 million based on the closing share price of PMC of $182.875 on June 27, 2000, the closing date of the merger.

The Company records its investment in PMC-Sierra, Inc. as an available-for-sale marketable security in accordance with SFAS 115. At June 30, 2000, the Company owns 68,152 shares of PMC-Sierra and recorded an unrealized loss of approximately $210,000, which is net of deferred tax of $144,000, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet.

Note 6. COMPREHENSIVE INCOME

The following are the components of comprehensive income:

                                 Three months ended
                                       June 30,
                                ---------------------
                                  2000        1999
                                ----------  ---------
 Net income                      $33,265    $53,368
 Unrealized gain (loss) on
   marketable securities (net
   of deferred taxes of          (80,974)    13,194
   $55,576 and $9,054 at June
   30, 2000 and 1999,
   respectively)
 Cumulative translation               -       4,394
                                ----------  ---------
   Comprehensive income (loss)  ($47,709)   $70,956
                                ==========  =========

The components of accumulated other comprehensive income are as follows:

                               June 30,      March 31,
                                 2000         2000
                              -----------  ------------
Unrealized gain on              $57,170     $138,144
  marketable securities
  (net of deferred taxes of
  $39,238 at June 30, 2000
  and $94,814 at March 31,
  2000)
                              -----------  ------------
Accumulated other               $57,170     $138,144
comprehensive income
                              ===========  ============


Note 7. LETTERS OF CREDIT

As of June 30, 2000, approximately $1 million of standby letters of credit were outstanding and expire on or before September 1, 2000, which are secured by restricted cash.

Note 8. NET INCOME PER SHARE

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

The computations for basic and diluted EPS are presented below:

                                  Three months ended
                                       June 30,
                                ----------------------
                                   2000        1999
                                -----------  ---------
Net income                       $33,265      $53,368
                                ===========  =========
Weighted average shares           41,543       41,608
  outstanding
Effect of dilutive employee        1,235          541
  stock options
                                -----------  ---------
Average shares outstanding        42,778       42,149
  assuming dilution
                                ===========  =========
Net income per share:
   Basic                           $0.80       $1.28
                                ===========  =========
   Diluted                         $0.78       $1.27
                                ===========  =========

The following are not included in the above calculation, as they were considered anti-dilutive:

                               Three months ended
                                    June 30,
                           -----------------------
                             2000         1999
                           ----------  -----------
Employee stock options         108       1,241
outstanding
                           ==========  ===========

Note 9.  LEGAL MATTERS

In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act. The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. Plaintiffs have appealed the court's ruling dismissing the claims and the parties have filed appeal briefs. In August 2000, the parties settled the litigation and the appeal was dismissed.

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. A trial date is currently set for January 2001. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition and its results of operations.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company.

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

Note 10.  SUBSEQUENT EVENTS

In August 2000, the Company agreed to invest $20 million in Solar Venture Partners, LP., a venture capital partnership whose focus is in investing in early stage companies in the following areas; networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. The Company also has the option during the next six months of investing an additional $30 million to $55 million in Solar Venture Partners, LP. A number of the Company's executives have or are planning to personally invest in Solar Venture Partners, LP.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," ANTICIPATES," "BELIEVES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND INCLUDE THE FOLLOWING STATEMENTS CONCERNING THE TIMING OF NEW PRODUCT INTRODUCTIONS; THE FUNCTIONALITY AND AVAILABILITY OF PRODUCTS UNDER DEVELOPMENT; TRENDS IN THE PERSONAL COMPUTER, NETWORKING, TELECOMMUNICATIONS, INSTRUMENTATION AND CONSUMER MARKETS, IN PARTICULAR AS THEY MAY AFFECT DEMAND FOR OR PRICING OF THE COMPANY'S PRODUCTS; THE PERCENTAGE OF EXPORT SALES AND SALES TO STRATEGIC CUSTOMERS; THE PERCENTAGE OF REVENUE BY PRODUCT LINE; THE AVAILABILITY AND COST OF PRODUCTS FROM THE COMPANY'S SUPPLIERS; CHANGES IN STOCK PRICE OF BROADCOM CORPORATION, CHARTERED SEMICONDUCTOR, UNITED MICROELECTRONICS CORPORATION, VITESSE SEMICONDUCTOR CORPORATION AND PMC-SIERRA, INC.; ADVERSE CHANGES IN VALUE OF INVESTMENTS MADE BY ALLIANCE VENTURE MANAGEMENT, LLC; AND THE COMPANY'S POTENTIAL STATUS AS INVESTMENT ACT OF 1940 REPORTING COMPANY. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN ITEM 2 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF THIS REPORT, AND IN ITEM 1 (ENTITLED "BUSINESS") OF PART I AND IN ITEM 7 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF PART II OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 1, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 30, 2000. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR TO REFLECT ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH FORWARD-LOOKING STATEMENT IS BASED, IN WHOLE OR IN PART.

RESULTS OF OPERATIONS

The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.

                                       Percentage of Net
                                       Revenues for Three
                                     Months Ended June 30,
                                    -------------------------
                                       2000         1999
                                    -----------  ------------
Net revenues                           100.0%       100.0%
Cost of revenues                        63.0         70.4
                                    -----------  ------------
  Gross profit                          37.0         29.6
Operating expenses:
  Research and development               7.6         18.1
  Selling,        general       and      9.5         15.5
administrative
                                    -----------  ------------
Income(loss) from operations            19.9         (4.0)
Gain on investments                    100.2        291.4
Other income, net                        0.7          0.7
                                    -----------  ------------
Income (loss) before income taxes      120.8        288.1
Provision   (benefit)   for  income     49.2         (4.6)
taxes
                                    -----------  ------------
Income before equity in income          71.6        292.7
(loss) of investees
Equity in income (loss) of              (1.5)         8.6
investees
                                    -----------  ------------
Net income                              70.1%       301.3%
                                    ===========  ============

NET REVENUES

The Company's net revenues for the June 2000 were $47.4 million, an increase of $29.7 million or approximately 168% over the June 1999 quarter. The increase in net revenues was due to an overall increase in average selling prices and increase in unit volume of 90% which was driven by sales of newer products as well as higher overall average selling prices for the Company's SRAM and DRAM products. For the June 2000 quarter, no customer accounted for more than 10% of the Company's net revenues, where one customer accounted for 25% of the Company's net revenue in the June 1999 quarter.

Net revenue from the Company's DRAM product family in the June 2000 quarter contributed $26.5 million or approximately 56% of Company's revenues, In absolute dollars, this was an increase of $17 million but as a percent of total revenues was down 2% from $9.5 million or approximately 53.8% of total revenues for the June 1999 quarter. During the June 2000 quarter, sales of the Company's 16-Mbit DRAM in 4-Mbit x 4 configuration, increased significantly along with an overall increase in the average selling prices.

Net revenue from the Company's SRAM product family in the June 2000 quarter contributed $20.8 million or approximately 44% of the Company's revenues. This was an increase of $13.2 million from $7.6 million or approximately 42% of the Company's revenues for the June 1999 quarter. SRAM average selling prices and units sales increased during the June 2000.

The Company continues to focus its effort in selling in the non-PC market. Net sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer for the June 2000 quarter accounted for approximately 78% of the net revenues compared to approximately 57% during June 1999 quarter.

International net revenues in the June 2000 quarter were approximately 62% of the Company's net revenues compared to 51% of total revenues for the June 1999 quarter. International net revenues are derived from customers in Europe, Asia and the rest of the world. The largest increase in international net revenues were to customers in Taiwan and Europe, which increased approximately 392% and 200%, respectively, over the June 1999 quarter. The increase was due to an overall increase in product demand and higher selling prices.

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

GROSS PROFIT

The Company's gross profit for the June 2000 quarter was approximately $17.5 million or 37.0% of net revenues as compared to $5.2 million or 29.6% of net revenues for the June 1999 quarter. The dramatic improvement in gross profits during the June 2000 quarter was primarily the result of higher average selling prices, higher unit sales, and an increased mix of higher margin DRAM products.

The Company is subject to a number of factors that may have an adverse impact on gross profits, including the availability and cost of products from the Company's suppliers; increased competition and related decreases in unit average selling prices; changes in the mix of product sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields, as the manufacturing process is refined. There can be no assurance that the commencement of such manufacturing will not have a material adverse effect on the Company's gross profits in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenses consist principally of salaries and benefits for engineering design, contracted development efforts, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, test wafers and other expense items.

Research and development expenses were approximately $3.6 million or approximately 7.6% of net revenues for the June 2000 quarter as compared to $3.2 million or approximately 18.1% of net revenues for June 1999 quarter. The small increase in spending was due to higher mask and tooling charges.

During June 2000 quarter, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs and Flash memory products.

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

Selling, general and administrative expenses for the June 2000 quarter were $4.5 million or approximately 9.5% of net revenues as compared to approximately $2.7 million or approximately 15.5% in the June 1999 quarter. The increase in spending in the June 2000 quarter compared to the June 1999 quarter was due principally to higher outside sales commissions which was a result of a 168% increase in net revenues and higher compensation expenses.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as the result of commissions, which are dependent on the level of revenues.

GAIN ON INVESTMENTS

In June 2000, the Company sold 500,000 shares of Chartered Semiconductor and recorded a gain of approximately $33.5 million. As a result of the sale, at June 30, 2000, the Company owned approximately 16.4 million ordinary shares or 1.64 million American Depository Shares.

The Company also recognized a $3.1 million gain during the fiscal first quarter of 2001 related to the sale of shares of Broadcom stock.

On June 27, 2000, PMC-Sierra, Inc. ("PMC"), acquired Malleable Technologies, Inc. ("Malleable"). In connection with the merger, the Company received 68,152 shares of PMC after distribution to Alliance Venture Management for its 7% interest in Malleable. In the first fiscal quarter of 2001, the Company reported a pre-tax non-operating gain of approximately $11.0 million based on the closing share price of PMC of $182.875 on June 27, 2000, the closing date of the merger.

OTHER INCOME, NET

Other Income, net represents interest income from short-term investments and interest expense on short and long-term obligations. Other Income, net was approximately $340,000 in the first fiscal quarter of 2001 compared to $121,000 in the first fiscal quarter of 2000. The change from fiscal 2000 to fiscal 2001 was attributed to higher interest income, and lower interest expense.

PROVISION FOR INCOME TAXES

Income tax expense for the first quarter of fiscal 2001 was $23.3 million, which represents an effective tax rate 40.7%. During the first fiscal quarter of fiscal 2000, the Company recorded a net tax benefit of approximately $819,000 in recognition of tax benefits associated with loss carryforwards and tax credits, which were available to offset the gain on marketable securities, related to the Broadcom shares.

EQUITY IN INCOME OF INVESTEES

Prior to the UMC merger discussed elsewhere, the Company had made several investments with other parties to form a separate Taiwanese company, USC. This investment was accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. During the first quarter of fiscal 2000, the Company reported its share in the income of USC in the amount of $1.5 million. As a result of the merger in January 2000, the Company no longer recorded its proportionate share of equity income in USC, as the Company no longer has an ability to exercise significant influence over UMC's operations. The investment in UMC is accounted for as a cost method investment.

The Company, through Alliance Venture Management, invested approximately $16.4 million during the first quarter of fiscal 2001 and a total of $42.9 million in three Alliance ventures funds, Alliance Ventures I, Alliance Ventures II and Alliance Ventures III. As of June 30, 2000, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested approximately $19.8 million in 9 companies, with a total fund allocation of $20 million and Alliance Ventures II, whose focus is in investing in internet start-up ventures has approximately $8.0 million in 10 companies, with a total fund allocation of $15 million. As of June 30, 2000, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested approximately $14.7 million in 9 companies, with a total fund allocation of $100 million.

Several of these investments are accounted for as the equity method due to the Company's ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company's proportionate share in the net losses of the equity investees of these venture funds was approximately $698,000, net of deferred tax, for the quarter ended June 30, 2000.

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

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products during fiscal years 1999, 1998 and 1997.
The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average-selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

The Company currently relies on independent foundries to manufacture all of the Company's products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. In or about October 1997, a fire caused extensive damage to United Integrated Circuits Corporation ("UICC"), a foundry joint venture between UMC and various companies. UICC is located next to UMC in the Hsin-Chu Science-Based Industrial Park, where the Company has products manufactured. UICC suffered an additional fire in January 1998, and since October 1996, there have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse affect on UMC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's results of operations, as was the case during the third quarter of fiscal 1996, during which period manufacturing yields of one of the Company's products were materially adversely affected by manufacturing problems at one of the Company's foundry suppliers. There can be no assurance that other problems affecting manufacturing yields of the Company's products will not occur in the future.

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

Current pending litigation, administrative proceedings and claims are set forth in Item 1- Legal Proceedings. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or results of operations. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's results of operations could be materially adversely affected.

The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in the future (see
Item 1- Legal Proceedings), the deposit requirement, and the potential that all entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the bond rate or deposit rate in effect at the time of entry, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in the United States as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had approximately $42.1 million in cash and cash equivalents, an increase of $7.3 million from March 31, 2000; and approximately $549.6 million in working capital, a decrease of approximately $66.3 million from $615.9 million at March 31, 2000.

Additionally, the Company had short-term investments in marketable securities whose fair value at June 30, 2000 was $747.2 million.

During first quarter of fiscal year 2001, operating activities used cash of $16.1million. This was primarily the result of net income, the impact of non-cash items such as depreciation and amortization, offset in part by growth in inventory and accounts receivable, accounts payable and taxes payable.

Cash used in operating activities of $3.8 million in the first quarter of fiscal year 2000 was primarily due to the increase in inventory and accounts receivable in support of higher growth.

Investing activities provided cash in the amount of $28.2 million during the first quarter of fiscal 2001 as the result of the proceeds from the sale of a portion of the Company's holdings in Chartered Semiconductor of $45.6 million, offset in part, by investments made by Alliance Ventures of $16.4 million and purchases of equipment of $1.0 million.

Investing activities used cash in the amount of $1.2 million during the first quarter of fiscal 2000 primarily due to an increase in investments and purchases of equipment.

Net cash used in financing activities during the first quarter of fiscal 2001 was approximately $4.8 million and was primarily the result of repurchase of 300 thousand shares of the Company's common stock for $5.3 million and capital lease payments of $0.3 million, offset in part by proceeds from the sale of common stock (i.e. stock option exercises), of approximately $0.8 million.

Cash provided for financing activities during the first quarter of fiscal 2000 was primarily the result of proceeds from the issuance of common stock (i.e. stock option exercises), offset in part by principal payments on capital equipment lease obligations.

The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. The Company could raise such funds by selling some its short-term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its shareholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing shareholders would be reduced.

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

===============================================================================
Part I - Other Information
ITEM 1
LEGAL PROCEEDINGS

In March 1996, a putative class action lawsuit was filed against the Company and certain of its officers and directors and others in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint alleged that the Company, N.D. Reddy and C.N. Reddy also had liability under Section 20(a) of the Exchange Act. The complaint, brought by an individual who claimed to have purchased 100 shares of the Company's common stock on November 2, 1995, was putatively brought on behalf of a class of persons who purchased the Company's common stock between July 11, 1995 and December 29, 1995. In April 1997, the Court dismissed the complaint, with leave to file an amended complaint. In June 1997, plaintiff filed an amended complaint against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act. In July 1997, The Company moved to dismiss the amended complaint. In March 1998, the court ruled in defendants' favor as to all claims but one, and dismissed all but one claim with prejudice. In April 1998, defendants requested reconsideration of the ruling as to the one claim not dismissed. In June 1998, the parties stipulated to dismiss the remaining claim without prejudice, on the condition that in the event the dismissal with prejudice of the other claims is affirmed in its entirety, such remaining claim shall be deemed dismissed with prejudice. In June 1998, the court entered judgment dismissing the case pursuant to the parties' stipulation. Plaintiffs have appealed the court's ruling dismissing the claims and the parties have filed appeal briefs. In August 2000, the parties settled the litigation and the appeal was dismissed.

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. A trial date is currently set for January 2001. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company.

ITEM 5
OTHER INFORMATION

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination will be transmitted to the CIT on June 26, 2000 for consideration. The decision of the CIT can be further appealed to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2001, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 2000 through March 31, 2001 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 2000 through March 2001 will remain undetermined until the conclusion of the review in early 2002. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. At July 1, 2000, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

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

On the other hand, the Company also believes that the investments that it currently holds in Chartered and UMC, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company's memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and until the past year, its income (and losses) have derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, and will shortly apply to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. However, if the Company's investments in Chartered and UMC are now viewed as investment securities, it must be conceded that an unusually large proportion of the Company's assets could be viewed as invested in assets that would, under most circumstances, give rise to investment company status. Therefore, while the Company believes that it has meritorious arguments as to why it should not be considered an investment company and should not be subject to regulation under the Act, there can be no assurance that the SEC will agree. And even if the SEC grants some kind of exemption from investment company status to the Company, it may place significant restrictions on the amount and type of investments the Company is allowed to hold, which might force the Company to divest itself of many of its current investments. Significant potential penalties may be imposed upon a company that should be registered under the Act but is not, and the Company intends to proceed expeditiously to resolve its status.

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


      (b) No reports on Form 8-K were filed during quarter ended July 1, 2000.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALLIANCE SEMICONDUCTOR CORPORATION


August 15, 2000           By: /S/ N. DAMODAR REDDY
                              -------------------------------------
                              N. Damodar Reddy
                              Chairman of the Board, President and Chief
                              Executive Officer
                              (Principal Executive Officer)


August 15, 2000            By: /S/ DAVID EICHLER
                               -------------------------------------
                               David Eichler
                               Vice President, Finance and Administration
                               and Chief Financial Officer
                               (Principal Financial and Accounting Officer)