Form 10-Q
period 2000-09-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2000-11-14
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                    FORM 10-Q


(MARK ONE)
[x] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended SEPTEMBER 30, 2000, or

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


        Securities registered pursuant to Section 12(b) of the Act:NONE
          Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
        -------------------              ------------------------------
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

As of November 10, 2000, there were 41,288,116 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                                      INDEX

                                                                           PAGE
PART I  FINANCIAL INFORMATION

 Item 1 Financial Statements:
        Condensed unaudited Consolidated Balance Sheets as of
        September 30, 2000 and March 31, 2000.................................3

        Condensed unaudited Consolidated Statements of Operations for the three and six months ended September 30, 2000 and 1999................4

        Condensed unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 1999..........................5

        Notes to unaudited Condensed Consolidated Financial Statements........6

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................14


PART II OTHER INFORMATION

 Item 1 Legal Proceedings....................................................22

 Item 2 Other Information....................................................22

 Item 3 Submission of Matters to a Vote of Security Holders..................25

 Item 4 Exhibits and Reports on Form 8-K.....................................25


SIGNATURES...................................................................26

===============================================================================
Part I - Financial Information
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                    September 30,    March 31,
                                                        2000           2000
                                                    -----------     -----------
                      ASSETS
     Current assets:
      Cash and cash equivalents                         $17,494         $34,770
      Restricted cash                                     2,782           2,804
      Short term investments                            584,299         883,300
      Accounts receivable, net                           33,708          15,858
      Inventory                                          77,752          37,439
      Related party receivables                           2,650           1,778
      Other current assets                                1,866           1,958
                                                    -----------     -----------
           Total current assets                         720,551         977,907

    Property and equipment, net                          10,665           9,990
    Investment in United Microelectronics               505,478         505,478
    Corp. (excluding short term portion)
    Alliance Ventures and other investments              62,773          26,646
    Other assets                                            315             421
                                                    -----------     -----------
            Total assets                             $1,520,442      $1,299,782
                                                    ===========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Short term borrowings                             $10,000              $-
      Accounts payable                                   51,780          27,133
      Accrued liabilities                                 6,589          10,388
      Income taxes payable                                6,058           6,641
      Deferred income taxes                             199,044         316,903
      Current portion of long-term obligation               975             905
                                                    -----------     -----------
           Total current liabilities                    274,446         361,970

    Long term obligations                                 1,415           1,517
    Long term capital lease obligation                    1,071           1,197
    Deferred income taxes                               191,803         191,803
                                                    -----------     -----------
           Total liabilities                            468,735         556,487
                                                    -----------     -----------


    Stockholders' equity:
      Common stock                                          426             424
      Additional paid-in capital                        194,180         193,260
      Treasury stock                                    (22,762)        (12,468)
      Retained earnings                                 694,328         644,595
      Accumulated other comprehensive income (loss)     (35,125)        138,144
                                                    -----------     -----------
       Total stockholders' equity                       831,047         963,955
                                                    -----------     -----------
        Total liabilities and stockholders' equity   $1,520,442      $1,299,782
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (unaudited)

                                    Three months      Six months ended
                                       ended            September 30,
                                    September 30,
                                 ------------------- -------------------
                                   2000      1999      2000      1999
                                 --------- --------- --------- ---------
Revenue:
  Net revenues                    $64,466   $19,112  $111,870   $36,823
  Cost of revenues                 39,943    12,304    69,826    24,774
                                 --------- --------- --------- ---------
    Gross Profit                   24,523     6,808    42,044    12,049
                                 --------- --------- --------- ---------

Operating expenses:
  Research and development          3,467     4,244     7,058     7,449
  Selling, general and              5,260     3,108     9,774     5,854
   administrative
                                 --------- --------- --------- ---------
   Total operating expenses         8,727     7,352    16,832    13,303
                                 --------- --------- --------- ---------
Income (loss) from operations      15,796      (544)   25,212    (1,254)
Gain on investments                13,485     3,696    61,002    55,302
Other income (expense), net           333      (270)      673      (149)
                                 --------- --------- --------- ---------
Income before income taxes         29,614     2,882    86,887    53,899
Provision for income taxes         12,053     1,186    35,363       367
                                 --------- --------- --------- ---------
Income before equity in income     17,561     1,696    51,524    53,532
 of investees
Equity in income (loss) of         (1,093)    2,796    (1,791)    4,328
 investees
                                 --------- --------- --------- ---------
  Net income                      $16,468    $4,492   $49,733   $57,860
                                 ========= ========= ========= =========

  Net income per share
   Basic                            $0.40     $0.11     $1.20     $1.39
                                 ========= ========= ========= =========
   Diluted                          $0.39     $0.10     $1.17     $1.36
                                 ========= ========= ========= =========

  Weighted average number of
   common shares
   Basic                           41,326    41,812    41,433    41,715
                                 ========= ========= ========= =========
   Diluted                         42,537    42,995    42,665    42,572
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                          Six months ended
                                              Sept 30,
                                        --------------------
                                          2000       1999
                                        ---------   --------
Cash flows from operating activities:
  Net income                             $49,733    $57,860
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
   Depreciation and amortization           2,075      2,193
   Equity in income (loss) of investees    1,791     (4,328)
   Gain on investments                   (61,002)   (55,302)
   Changes in assets and liabilities:
    Accounts receivable                  (17,850)      (671)
    Inventory                            (40,313)   (13,157)
    Related party receivables               (872)       (73)
    Other assets                             198       (467)
    Accounts payable                      24,647      7,958
    Accrued liabilities                   (3,493)       (61)
    Deferred income tax                        -     (2,096)
    Income tax payable                       583          -
                                        ---------   --------
   Net cash used in operating            (44,503)    (8,144)
    activities
                                        ---------   --------

Cash provided by investing activities:
  Purchase of property and equipment      (2,335)      (796)
  Proceeds from sale of marketable        70,029     18,063
   securities
  Purchase of other investments          (40,647)    (7,537)
                                        ---------   --------
   Net cash provided by investing         27,047      9,730
    activities
                                        ---------   --------

Cash provided by financing activities:
  Net proceeds from issuance of common       922      5,901
   stock
  Principal payments on lease               (470)      (668)
   obligation
  Repurchase of common stock             (10,294)         -
  Borrowings from credit line             10,000
  Restricted cash                             22      1,500
                                        ---------   --------
   Net cash provided by financing            180      6,733
    activities
                                        ---------   --------

Net increase (decrease) in cash and      (17,276)     8,319
 cash equivalents
Cash and cash equivalents at beginning    34,770      6,219
 of the period
                                        ---------   --------
Cash and cash equivalents at end of       17,494    $14,537
the period
                                        =========   ========

Schedule of non-cash financing activities:
  Property and equipment leases         $    415    $     -
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

For purposes of presentation, the Company has indicated the first six months of fiscal 2001 and 2000 as ending on September 30, respectively; whereas, in fact, the Company's fiscal quarters ended on September 30, 2000 and October 2, 1999, respectively. The financial results for the second quarter of fiscal 2001 and 2000 were reported on a 13-week quarter.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 and the Company makes no representations related thereto.

Note 2. BALANCE SHEET COMPONENTS

                      September     March 31,
                      30, 2000        2000
                    ------------  -----------
Inventory:
  Work in process     $60,744       $20,737
  Finished goods       17,008        16,702
                    ------------  -----------
                      $77,752       $37,439
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

These shares were subject to a six-month "lock-up", or no trade period, which expired in April 2000. In May 2000, Chartered completed a secondary public offering, in which Alliance decided not to participate, and as a result, the Company's shares were to be subject to an additional three-month "lock-up," which was to expire in August 2000. However, in June 2000, the underwriter of the secondary offering released the Company from the lock-up, and the Company sold some of its shares. The Company does not own a material percentage of the equity of Chartered. If the Company sells more that 50% of its original holdings in Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business. Additionally, because of the potential loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in Chartered, there can be no assurance that the Company can realize its value on its investment in Chartered.

In June 2000, the Company sold 500,000 shares of Chartered, recording a realized gain of approximately $33.5 million. As a result of the sale, at June 30, 2000, the Company owned approximately 16.4 million ordinary shares or approximately
1.64 million American Depository Shares or "ADSs."

Prior to the fiscal third quarter of fiscal year 2000, the Company recorded its investment in Chartered as a long-term investment using the cost method of accounting. The Company currently accounts for its investment in Chartered as an available-for-sale marketable security in accordance with SFAS 115. At September 30, 2000, the Company owned approximately 16.4 million ordinary shares or approximately 1.64 million American Depository Shares or "ADSs." At September 30, 2000, the Company has recorded an unrealized gain of approximately $35.6 million, which is net of deferred tax of approximately $24.5 million, as part of accumulated other comprehensive income in the stockholder's equity section of the balance sheet.

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

Subsequent to the April 1998 USC stock sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of a dividend distribution. Additionally, USC also made a stock distribution to its employees, thereby reducing the Company's ownership in USC to 14.8% of the outstanding shares.

Prior to the merger with UMC, the Company, as part of its investment in USC, was entitled to 25% of the output capacity of the wafer fabrication facility operated by USC, as well as a seat on the board of directors of USC. As a result of the capacity rights, the board seat, and certain contractual rights, Alliance had participated in both strategic and operating decisions of USC on a routine basis, had rights of approval with respect to major business decisions and concluded that it had significant influence on financial and operating decisions of USC. Accordingly, the Company accounted for its investment in USC using the equity method with a ninety-day lag in reporting the Company's share of results for the entity. In fiscal years 2000, 1999 and 1998 the Company reported its proportionate share of equity income of USC of $9.5 million, $10.9 million, and $15.5 million, net of tax, respectively.

In October 1995, the Company entered into an agreement with UMC, and other parties, to form a separate Taiwanese company, United Silicon Inc. ("USIC"), for the purpose of building and managing an 8-inch semiconductor manufacturing facility in Taiwan. Between January 1996 and July 1998, the Company invested approximately $16.8 million and owned approximately 3.2% of the outstanding shares of USIC and had the right to purchase approximately 3.7% of the manufacturing capacity of the facility. The Company accounted for its investment in USIC using the cost method of accounting prior to the merger with UMC in January 2000.

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

In May 2000, the Company received an additional 20% or 56.7 million shares of UMC by way of a stock dividend. At September 30, 2000, the Company owned approximately 340 million shares of UMC.

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

Subsequent to the completion of the merger, the Company accounts for the portion (approximately 50% at September 30, 2000) of its investment in UMC which becomes unrestricted within twelve months as an available-for-sale marketable security in accordance with SFAS 115. At September 30, 2000, the Company has recorded an unrealized loss of approximately $84.2 million, which is net of deferred tax of $57.8 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short-term portion of the investments. The portion of the investment in UMC which is restricted beyond twelve months (approximately 50% of the Company's holdings at September 30, 2000) is accounted for as a cost method investment and is classified as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investment becomes unrestricted between 2002 and 2004.

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

In the September 2000 quarter, the Company sold 150,891 shares of Broadcom, recording a realized gain of approximately $13.5 million. The Company also recognized a $3.1 million gain during the June 2000 quarter related to the sale of shares of Broadcom stock. For the first six months of fiscal 2001, the Company has recorded approximately $16.6 million in realized gains on the sale of Broadcom stock.

The Company records its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115. At September 30, 2000, the Company owned 336,631 shares of Broadcom and recorded an unrealized gain of approximately $15.2 million, which is net of deferred tax of approximately $10.4 million, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet.

In October 1999, the Company formed Alliance Venture Management, LLC ("Alliance Venture Management"), a California limited liability corporation, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to a management fee and a percentage of the net profits of the investment funds. This management company structure was created to provide incentives to the individuals who participate in the management of the investment funds by allowing such individuals limited participation in the profits of the various investment funds through the management fee and percentage of the net profits paid by the investment funds.

In November 1999, the Company formed Alliance Ventures I, LP ("Alliance Ventures I") and Alliance Ventures II, LP ("Alliance Ventures II"), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the shares of each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 1% of the total committed capital and 15% of the net profits from these partnerships for its managerial efforts. In February 2000, the Company formed Alliance Ventures III, LP ("Alliance Ventures III"), a California limited partnership. The Company, as the sole limited partner, owns 100% of the shares of this partnership. Alliance Venture Management acts as the general partner of this partnership and receives a management fee of 1% of the total committed capital and 16% of the profits from this partnership for its managerial efforts. Several members of the Company's senior management hold a majority of the units of Alliance Venture Management.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of September 30, 2000, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested approximately $20.1 million in 9 companies with a total fund allocation of $20 million, and Alliance Ventures II, whose focus is in investing in internet start-up ventures has approximately $8.0 million in 10 companies, with a total fund allocation of $15 million. As of September 30, 2000, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested approximately $28.8 million in 9 companies, with a total fund allocation of $100 million.

Several of these investments are accounted for as the equity method due to the Company's ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of these venture funds was approximately $1.1 million, net of tax, for the quarter ended September 30, 2000. For the six months ended September 30, 2000 the total equity in the net losses of the equity in investees was approximately, $1.8 million, net of tax.

In August 1999, the Company made an investment in Orologic Corporation ("Orologic"), a fabless semiconductor company that develops high performance system on a chip solutions. In November 1999, the Company transferred its interest in Orologic to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. Subsequently, in March 2000, Vitesse Semiconductor Corporation ("Vitesse") acquired Orologic. In connection with this merger, the Company received 728,293 shares of Vitesse for its equity interest in Orologic, after distribution of the management fee to Alliance Venture Management. As a result of the merger, the Company recognized a $69 million pre-tax, non-operating gain in its fiscal fourth quarter ending March 31, 2000, based on the closing share price of Vitesse of $96.25 on March 31, 2000, the closing date of the merger. In May, Alliance Ventures I made a distribution of the shares received from Vitesse to Alliance Venture Management and the Company.

The Company records its investment in Vitesse Semiconductor Corporation as an available-for-sale marketable security in accordance with SFAS 115. At September 30, 2000, the Company owned 728,293 shares of Vitesse and recorded an unrealized loss of approximately $3.1 million, which is net of deferred tax of approximately $2.1 million, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet.

In July 1999, the Company made an investment in Malleable Technologies, Inc. ("Malleable"), a fabless semiconductor company whose focus is in developing high density, voice over packet digital signal processors. In November 1999, the Company transferred its interest in Malleable to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. On June 27, 2000, PMC-Sierra, Inc. ("PMC"), acquired Malleable. In connection with the merger, the Company received 68,152 shares of PMC for its 7% interest in Malleable, after distribution of the management fee to Alliance Venture Management. In the first fiscal quarter of 2001, the Company reported a pre-tax non-operating gain of approximately $11.0 million based on the closing share price of PMC of $182.875 on June 27, 2000, the closing date of the merger.

The Company records its investment in PMC-Sierra, Inc. as an available-for-sale marketable security in accordance with SFAS 115. At September 30, 2000, the Company owned 68,152 shares of PMC-Sierra and recorded an unrealized loss of approximately $1.3 million, which is net of deferred tax of $898,000, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet.

In August 2000, the Company agreed to invest $20 million in Solar Venture Partners, LP. ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in the following areas: networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. The Company also has an option during the next six months of investing an additional $30 million to $55 million in Solar. In addition to a number of outside investors, some of the Company's executives have or are planning to personally invest in Solar. As of September 30, 2000, the Company has invested, in the form of two promissory notes a total of $7.0 million in Solar. Both promissory notes bear interest at a rate of 6% per annum and are due on December 31, 2000.

As summary of marketable securities held by the Company at September 30, 2000 is as follows (in thousands):

            Number of Shares  Market Value
            ----------------  ------------
                      (in thousands)
UMC             340,000         $727,068
Chartered         1,642           99,638
Broadcom            337           41,684
Vitesse             728           64,772
PMC Sierra           68           14,670
                              ------------
         Total                  $947,832
                              ============

Note 4. COMPREHENSIVE INCOME

The following are the components of comprehensive income:

                        Three months ended  Six months ended
                           September 30,      September 30,
                        -----------------  ------------------
                         2000      1999      2000      1999
                        --------  -------  --------  --------
                                   (in thousands)
 Net income              $16,468   $4,493   $49,733   $57,861
 Unrealized gain         (92,295)  (9,249) (173,269)    3,945
   (loss) on
   marketable
   securities, net of
   deferred taxes of
   ($63,346) and
   ($118,922) at Sept
   30, 2000 and
   ($6,402) and $2,652
   at Sept 30, 1999,
   respectively
 Cumulative
   translation                 -    2,508         -     6,902
   adjustments
                        --------  -------  --------  --------
   Comprehensive        ($75,828) ($2,248)($123,536)  $68,708
     income (loss)
                        ========  =======  ========  ========

The components of accumulated other comprehensive income (loss) are as follows:

                                      September     March 31,
                                      30, 2000        2000
                                     -----------  ------------
                                          (in thousands)
Unrealized gain (loss) marketable
  securities, net of deferred taxes
  of ($24,108) at September 30,        ($35,125)    $138,144
  2000 and $94,814 at March 31, 2000
                                     -----------  ------------
  Accumulated other comprehensive      ($35,125)    $138,144
   income (loss)
                                     ===========  ============

Note 5. LETTERS OF CREDIT

As of September 30, 2000, one million dollars of standby letters of credit were outstanding and expire on or before September 1, 2001, which are secured by restricted cash and short-term investments.

Note 6. SHORT-TERM BORROWINGS

In September 2000, the Company borrowed $10 million under an open-ended line of credit, against a portion of its marketable securities holdings, bearing interest at a rate of 7.5% per annum.

Note 7. NET INCOME PER SHARE

Basic Earnings Per Share (EPS) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

The computations for basic and diluted EPS are presented below:

                                Three months ended    Six months ended
                                   September 30,        September 30,
                                ------------------  -------------------
                                  2000      1999      2000      1999
                                ---------  -------  --------- ---------
                                           (in thousands)
Net income                       $16,468   $4,492    $49,733   $57,860
                                =========  =======  ========= =========
Weighted average shares           41,326   41,812     41,433    41,715
 outstanding
Effect of dilutive employee        1,211    1,183      1,232       857
 stock options
                                ---------  -------  --------- ---------
Average shares outstanding        42,537   42,995     42,665    42,572
assuming dilution
                                =========  =======  ========= =========
Net income per share:
   Basic                           $0.40    $0.11      $1.20     $1.39
                                =========  =======  ========= =========
   Diluted                         $0.39    $0.10      $1.17     $1.36
                                =========  =======  ========= =========

The following are not included in the above calculation as they were considered anti-dilutive:

                            Three months ended     Six months ended
                               September 30,         September 30,
                           ---------------------  -------------------
                             2000        1999        2000      1999
                           ---------  ----------  ---------  --------
                                          (in thousands)
Employee stock options        173         91         162        882
outstanding
                           =========  ==========  =========  ========

Note 8.  LEGAL MATTERS

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. A trial date is currently set for January 2001. In October 2000, the Company and AMD participated in a court ordered mediation and reached a preliminary agreement in principle on terms of a proposed settlement. The impact on the Company cannot be estimated at this time. However, there can be no assurance that a final settlement will be reached and executed. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2001, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 2000 through March 31, 2001 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 2000 through March 2001 will remain undetermined until the conclusion of the review in early 2002. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. At September 30, 2000, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

Note 9.  COMMITMENTS

In August 2000, the Company entered into an agreement with Tower Semiconductor Ltd. ("Tower") under which Alliance will make a $75 million strategic investment in Tower as part of Tower's plan to build its new fabrication facility. In return for its investment, Alliance will receive equity, corresponding representation on Tower's Board of Directors and committed production capacity in the advanced fabrication facility which Tower intends to commence building this year.

In August 2000, the Company agreed to invest $20 million in Solar Venture Partners, LP ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets, and design automation. The Company also has an option during the next six months of investing an additional $30 million to $55 million in Solar. A number of the company's executives have or are planning to personally invest in Solar. As of September 30, 2000, the Company has invested, in the form of two promissory notes, a total of $7.0 million in Solar. Both promissory notes bear interest at a rate of 6% per annum and are due on December 31, 2000.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," ANTICIPATES," "BELIEVES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND INCLUDE THE FOLLOWING STATEMENTS CONCERNING THE TIMING OF NEW PRODUCT INTRODUCTIONS; THE FUNCTIONALITY AND AVAILABILITY OF PRODUCTS UNDER DEVELOPMENT; TRENDS IN THE PERSONAL COMPUTER, NETWORKING, TELECOMMUNICATIONS, INSTRUMENTATION AND CONSUMER MARKETS, IN PARTICULAR AS THEY MAY AFFECT DEMAND FOR OR PRICING OF THE COMPANY'S PRODUCTS; THE PERCENTAGE OF EXPORT SALES AND SALES TO STRATEGIC CUSTOMERS; THE PERCENTAGE OF REVENUE BY PRODUCT LINE; THE AVAILABILITY AND COST OF PRODUCTS FROM THE COMPANY'S SUPPLIERS; CHANGES IN STOCK PRICE OF BROADCOM CORPORATION, CHARTERED SEMICONDUCTOR, UNITED MICROELECTRONICS CORPORATION, VITESSE SEMICONDUCTOR CORPORATION, PMC-SIERRA, INC. AND TOWER SEMICONDUCTOR LTD.; ADVERSE CHANGES IN VALUE OF INVESTMENTS MADE BY ALLIANCE VENTURE MANAGEMENT, LLC; AND THE COMPANY'S POTENTIAL STATUS AS INVESTMENT ACT OF 1940 REPORTING COMPANY. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN ITEM 2 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF THIS REPORT, AND IN ITEM 1 (ENTITLED "BUSINESS") OF
PART I AND IN ITEM 7 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF PART II OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 1, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 30, 2000, AND THE SUBSEQUENT QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDING JULY 1, 2000. THESE RISKS AND UNCERTAINTIES, OR THE OCCURRENCE OF OTHER EVENTS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR TO REFLECT ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH FORWARD-LOOKING STATEMENT IS BASED, IN WHOLE OR IN PART.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                  Three months ended    Six months ended
                                    September 30,         September 30,
                                 ---------------------  ------------------
                                    2000        1999      2000      1999
                                 ----------  ---------  --------  --------
Net revenues                      100.0%      100.0%      100.0%    100.0%
Cost of revenues                   62.0        64.4        62.4      67.3
                                 ----------  ---------  --------  --------
  Gross profit                     38.0        35.6        37.6      32.7
Operating expenses:
  Research and development          5.4        22.2         6.3      20.2
  Selling, general and              8.2        16.3         8.7      15.9
   administrative
                                 ----------  ---------  --------  --------
Total operating expenses           13.6        38.5        15.0      36.1
                                 ----------  ---------  --------  --------
Income (loss) from operations      24.4        (2.9)       22.6      (3.4)
Gain on Investments                20.9        19.3        54.5     150.2
Other income (expense), net         0.5        (1.4)        0.6      (0.4)
                                 ----------  ---------  --------  --------
Income before income taxes         45.8        15.0        77.7     146.4
Provision for income taxes         18.7         6.2        31.6       1.0
                                 ----------  ---------  --------  --------
Income before equity in income     27.1         8.9        46.1     145.4
 of investees
Equity in income (loss) of         (1.7)       14.6        (1.6)     11.8
 investees
                                 ----------  ---------  --------  --------
Net income                         25.4%       23.4%       44.5%    157.2%
                                 ==========  =========  ========  ========

NET REVENUES

Net revenues increased by 237% to $64.5 million for the three months ended September 2000 from $19.1 million for the similar period in 1999. The increase in revenues was mainly due an 111% increase in unit shipments of dynamic random access memory ("DRAM") and static random access memory ("SRAM") products , combined with an overall increase of approximately 52% in the overall average selling prices of the Company's products.

During this comparison period the overall blended average selling prices ("ASP") for SRAMs increased by 74% and DRAMS by 36%.

Revenues from the Company's DRAM products contributed approximately 59% of the Company's net revenues for the September 2000 quarter and approximately 61% of the Company's net revenues for the September 1999 quarter. The DRAM revenues increased by 235% to $37.9 million in the September 2000 quarter from $11.3 million for the September 1999 quarter. The revenue growth in DRAMs during this period was primarily related to increased shipments of 4 and 16 Mb products to the non-PC market segments (i.e. communications, networking and consumer OEMs).

Revenues from the Company's SRAM products contributed approximately 41% of the Company's net revenues for the September 2000 quarter and approximately 38% of the Company's net revenues for the September 1999 quarter. The SRAM revenues increased by 244% to $26.3 million in the September 2000 quarter from $7.6 million for the September 1999 quarter. During the September 2000 quarter, sales from the Company's 4-Mbit 5V Fast Asynchronous and 4-Mbit 3.3V Fast Asynchronous SRAMS in the 512K x 8 and 256K x 16 configuration increased $10.4 million over the June 2000 quarter. There were no sales from these products in the September 1999 quarter. Also, the Company experienced higher average selling prices and higher unit shipments on other SRAM products.

In the September 2000 quarter, sales to the computing market segment accounted for approximately 18% of the total sales, with 82% attributable to sales in the communication, networking and consumer markets, whereas in the September 1999 quarter approximately 49% of the Companies sales were in the computing market segment and 51 % in the non-PC market segments (i.e. communications, networking and consumer).

In the September 2000 quarter, sales by geographic areas were as follows; U.S. 36%, Asia 48% and Europe 17%, whereas during the September 1999 quarter U.S., Asia and Europe accounted for 23%, 53% and 24% respectively.

One customer accounted for approximately 11.6% of the Company's net revenues in the September 2000 quarter, whereas one customer accounted for 10.9% of the Company's net revenues in the September 1999 quarter.


Net revenues for the six months ended September 2000 increased by 204% to $111.9 million compared to $36.6 million during the same period last year. Again, the revenue increase during the first six months of fiscal year 2001 was primarily due to a 100% increase in unit shipments of SRAM and DRAM products as well as an overall average selling price increase of 52%. The blended average selling prices for SRAMs increased by 74% while the average DRAM price increased by 55% during the six-month comparison period.

Revenues from the Company's SRAM products during the first six months of fiscal year 2001 accounted for approximately 42% of the total net revenues with DRAMs accounting for the balance or 58%. The revenue growth in the DRAM product line was primarily 16 Mb products which were sold primarily in the communication, networking and consumer markets.

For the first six months of fiscal year 2001, sales to the computing market segment accounted for approximately 16% of total sales, with 84% attributable to sales in the communication, networking and consumer markets whereas during the first six months of fiscal year 2000, approximately 46% of the Companies sales were in the computing market segment and 54% in the non-PC market segments (i.e. communications, networking and consumer). The Companies sales and marketing focus is now primarily in the communications, networking, wireless and consumer markets.

The geographic breakdown of sales for the first six months of fiscal 2001 was 36% in U.S., 46% in Asia, and 18% in Europe whereas during the first six months of fiscal year 2000 U.S., Asia and European sales accounted for approximately 35%, 44% and 21%, respectively.

The largest customer accounted for approximately 8.4% of the Company's net revenues during the first six months of fiscal 2001 whereas one customer accounted for approximately 11.3% of total revenues during the first six months of fiscal 2000.

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

GROSS PROFIT

Gross profit for the second quarter of fiscal 2001 was $24.5 million, or 38% of net revenues compared to a gross profit of $6.8 million or 36% for the same period of fiscal 2000. The increase in gross profits primarily resulted from higher overall average selling prices for the Company's DRAM and SRAM products and higher unit shipments as well as an increased mix of higher margin, higher density SRAM products. The gross profit was $42.0 million or 38% of net revenues for the first six months of fiscal 2001 compared to a gross profit of $12.0 million, or 33% for the first six months of fiscal 2000. The increase in the gross profits for the first six months primarily resulted from higher average selling prices coupled with higher units shipments as well as an increased mix of higher margin, higher density SRAM products.

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

Research and development expenses were $3.5 million, or 5% of net revenue in the second quarter of fiscal 2001 compared to $4.2 million, or 22% of net revenue in the same period of the prior fiscal year. Research and development expenses in the first six months of fiscal 2001 were $7.1 million, or 6% of net revenues compared to $7.4 million, or 20% for the same period one year ago. The reduction in expense for the second quarter of fiscal 2001 as compared to the same period one-year ago, as well as the reduction during the first six months of fiscal year 2001 versus 2000 was due to a decrease in mask and tooling costs.

During September 2000 quarter and first six months of fiscal 2000, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs and Flash memory products.

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

Selling, general and administrative expenses were $5.3 million, or 8% of net revenue in the second quarter of fiscal 2001 compared to $3.1 million, or 16% of net revenue in the same period of the prior fiscal year. For the first six months of fiscal 2001, expenses were $9.8 million, or 9% compared to $5.9 million, or 16% one year ago. The increase in selling, general and administrative expenses for the September quarter 2001 versus September 2000 as well as the first six months of fiscal 2001 compared to one year ago was primarily the result of increased sales commissions due to the increase in revenues as well as increased headcount and personnel related costs and higher legal expenses.

Selling, general and administrative expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

Selling, general and administrative expenses may increase in absolute dollars and may also fluctuate as a percentage of net revenues in the future primarily due higher commissions, which are dependent on the level of revenues as well as increased headcount and personnel related costs.

GAIN ON INVESTMENTS

In the September 2000 quarter, the Company sold 150,891 shares of Broadcom, recording a gain of approximately $13.5 million and in the June 2000 quarter recognized a $3.1 million gain related to the sale of shares of Broadcom stock.

During the September 1999 quarter, the Company sold 150,000 shares of Broadcom stock and reported a gain of approximately $3.7 million in addition to the gain of approximately $51.6 million recorded in the June 1999 quarter, when Broadcom acquired Maverick Networks, an entity that the Company had 28% interest in.

During the June 2000 quarter, the Company sold 500,000 shares of Chartered Semiconductor and reported a gain of approximately $33.5 million. In June 2000, PMC-Sierra, Inc. ("PMC"), acquired Malleable Technologies, Inc. ("Malleable"). In connection with the merger, the Company received 68,152 shares of PMC, after distribution to Alliance Venture Management, for its 7% interest in Malleable. The Company reported a gain of approximately $11.0 million during the June 2000 quarter.

OTHER INCOME (EXPENSE), NET

Other Income (expense), net represents interest income from short-term investments and interest expense on short and long-term obligations. Other Income (expense), net was approximately $333,000 in the September 2000 quarter compared Other expense, net of approximately $270,000 in the September 1999 quarter. For the six months of fiscal 2001, Other Income (expense), net was approximately $673,000 compared to Other Expense, net of approximately $149,000 for the first six months of fiscal 2000. The change from fiscal 2000 to fiscal 2001 was attributed to higher interest income, and lower interest expense.

PROVISION FOR INCOME TAXES

Income tax expense for the September 2000 quarter was approximately $12.1 million and $35.4 million for the first six months of fiscal 2001 for an overall effective tax rate of 40.7%.

During the September 1999 quarter the Company recorded tax expense of $1.2 million and $.4 million for the first six months of fiscal year 2000. During the June 1999 quarter the Company was able to utilize existing loss carryforwards and tax credits, which were available to offset the gain on marketable securities related to the Broadcom shares.

EQUITY IN INCOME OF INVESTEES

Prior to the UMC merger discussed elsewhere, the Company had made several investments with other parties to form a separate Taiwanese company, USC. This investment was accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. During the first six months of fiscal 2000, the Company reported its share in the income of USC in the amount of $4.3 million. As a result of the UMC merger in January 2000, the Company no longer recorded its proportionate share of equity income in USC, as the Company no longer has an ability to exercise significant influence over UMC's operations. The investment in UMC is accounted for as a cost method investment.

As of September 30, 2000, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested approximately $20.1 million in 9 companies with a total fund allocation of $20 million, and Alliance Ventures II, whose focus is in investing in internet start-up ventures has approximately $8.0 million in 10 companies, with a total fund allocation of $15 million. As of September 30, 2000, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested approximately $28.8 million in 9 companies, with a total fund allocation of $100 million.

The Company, through Alliance Venture Management, invested approximately $18.5 million during the second quarter of fiscal 2001 and a total of $33.6 million during the first six months of fiscal 2001. A total of $56.9 million have been invested in three Alliance ventures funds, Alliance Ventures I, Alliance Ventures II and Alliance Ventures III. Several of these investments are accounted for on the equity method due to the Company's ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company's proportionate share in the net losses of the equity investees of these venture funds was approximately $1.1 million net of deferred tax, for the quarter ended September 30, 2000 and approximately $1.8 million, net of deferred tax for the six months ended September 30, 2000.

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

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products during fiscal years 1999,1998 and 1997.
The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average-selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. With the Company's commitment to invest in a new fabrication facility of Tower Semiconductor Ltd. in Israel, there will additional risks at that facility because of the political instability in that region. Current or potential customers of the Company in Asia, for instance, may become unwilling or unable to purchase the Company's products, and the Company's Asian competitors may be able to become more price-competitive relative to the Company due to declining values of their national currencies. There can be no assurance that such factors will not adversely impact the Company's results of operations in the future or require the Company to modify its current business practices.

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

Current pending litigation, administrative proceedings and claims are set forth in Item 1-Legal Proceedings. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or results of operations. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's results of operations could be materially adversely affected.

The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in the future (see
Item 1- Legal Proceedings), the deposit requirement, and the potential that all entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the bond rate or deposit rate in effect at the time of entry, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company currently manufactures SRAMs in Singapore and the United States, and may be able to support its U.S. customers with products that are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

The Company, through Alliance Venture Management, generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky, and many venture funds have a large percentage of investments decrease in value or fail. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. Over the last few years, the market for these types of investments has been successful and many venture capital funds have been profitable. More recently, the market has weaker, so while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is likely there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or most, and perhaps all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these early stage companies.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had approximately $17.5 million in cash and cash equivalents, a decrease of approximately $17.3 million from March 31, 2000; and approximately $446.1 million in working capital, a decrease of approximately $169.8 million from $615.9 million at March 31, 2000.

Additionally, the Company had short-term investments in marketable securities whose fair value at September 30, 2000 was $584.3 million.

The Company's operating activities utilized cash of $44.5 million in first six months of fiscal 2001 compared to $8.1 million in the first six months of fiscal 2000. Cash utilized in operating activities in the first six months of fiscal 2001 was primarily the result of increased levels of inventories and accounts receivable due to increased growth in sales.

Investing activities provided cash in the amount of $27.0 million during the first six months of fiscal 2001 as the result of the proceeds from the sale of marketable securities of $70.0 million, offset in part, by $40.6 million in investments made by Alliance Ventures and in Solar Venture Partners, and purchases of equipment of $2.3 million.

Net cash provided by financing activities during the first six months of fiscal 2001 was the result of $10.0 million short-term borrowing, net proceeds from the exercise of employee stock options of $0.9 million, off set by the repurchase of 565,000 shares of the Company's common stock at a cost of $10.3 million

The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. The Company could raise such funds by selling some its short-term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its shareholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing shareholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with
Chartered Semiconductor, UMC and the planned investment in Tower (please see "Note 9-Commitments" for details), or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

===============================================================================
Part I - Other Information
ITEM 1
LEGAL PROCEEDINGS

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. A trial date is currently set for January 2001. In October 2000, the Company and AMD participated in a court ordered mediation and reached a preliminary agreement in principle on terms of a proposed settlement. The impact on the Company cannot me estimated at this time. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company.

ITEM 2
OTHER INFORMATION

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2001, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 2000 through March 31, 2001 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 2000 through March 2001 will remain undetermined until the conclusion of the review in early 2002. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. At September 30, 2000, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

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

On the other hand, the Company also believes that the investments that it currently holds in Chartered and UMC, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company's memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and until the past year, its income (and losses) have derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting,  owning,  holding or trading in securities,  and has applied to the
SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. However, if the Company's investments in Chartered and UMC are now viewed as investment securities, it must be conceded that an unusually large proportion of the Company's assets could be viewed as invested in assets that would, under most circumstances, give rise to investment company status. Therefore, while the Company believes that it has meritorious arguments as to why it should not be considered an investment company and should not be subject to regulation under the Act, there can be no assurance that the SEC will agree. And even if the SEC grants some kind of exemption from investment company status to the Company, it may place significant restrictions on the amount and type of investments the Company is allowed to hold, which might force the Company to divest itself of many of its current investments. Significant potential penalties may be imposed upon a company that should be registered under the Act but is not, and the Company intends to proceed expeditiously to resolve its status.

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

ITEM 3
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on September 8, 2000. Company's stockholders elected the Board's nominees as directors by the votes indicated:

           NOMINEE                 VOTES FOR              VOTES WITHHELD
           ------------------    --------------          ----------------
           N. Damodar Reddy         35,900,700               4,157,163
           C. N. Reddy              38,074,736               1,983,127
           Jon B. Minnis            38,139,406               1,918,457
           Stanford L. Kane         38,130,827               1,927,036


The proposal to amend the Company's 1992 Stock Plan to increase the number of shares of common stock reserved for issuance by 2,000,000 shares, from 11,000,000 to 13,000,000 shares, was ratified with 33,279,626 votes in favor, 6,731,393 against and 46,844 abstentions.

The selection of PricewaterhouseCoopers LLP as the Company's independent auditors was ratified with 39,547,907 votes in favor, 485,777 against and 24,179 abstentions.

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


      (b) No reports on Form 8-K were filed during quarter ended September 30, 2000.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALLIANCE SEMICONDUCTOR CORPORATION


November 14, 2000         By: /S/ N. DAMODAR REDDY
                              -------------------------------------
                              N. Damodar Reddy
                              Chairman of the Board, President and Chief
                              Executive Officer
                              (Principal Executive Officer)


November 14, 2000          By: /S/ DAVID EICHLER
                               -------------------------------------
                               David Eichler
                               Vice President, Finance and Administration
                               and Chief Financial Officer
                               (Principal Financial and Accounting Officer)