Form 10-Q
period 2000-12-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2001-02-13
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


(MARKONE)

[x] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended DECEMBER 30, 2000, or

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

        TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
        -------------------              ------------------------------
   Common Stock, par value $0.01                    REGISTERED
                                                    ----------
                                                      NASDAQ


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----


As of February 12, 2001, there were 42,671,116 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 30, 2000




                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION

  Item 1 Financial Statements:

         Condensed unaudited Consolidated Balance Sheets as of December
         31, 2000 and March 31, 2000..........................................3

         Condensed unaudited Consolidated Statements of Operations for the three and nine months ended December 31, 2000 and 1999...........4

         Condensed unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and 1999.....................5

         Notes to Condensed unaudited Consolidated Financial Statements.......6

  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................14


PART II OTHER INFORMATION

  Item 1 Legal Proceedings...................................................23

  Item 2 Other Information...................................................23

  Item 4 Exhibits and Reports on Form 8-K....................................27


SIGNATURES...................................................................28

================================================================================
Part I - Financial Information
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                             December 31,    March 31,
                                                2000           2000
                                             -----------   ------------
                      ASSETS
     Current assets:
       Cash and cash equivalents                $13,892        $34,770
       Restricted cash                            1,882          2,804
       Short term investments                   359,152        883,300
       Accounts receivable, net                  27,130         15,858
       Inventory                                129,495         37,439
       Related party receivables                  2,651          1,778
       Other current assets                       2,690          1,958
                                             -----------   ------------
            Total current assets                536,892        977,907

     Property and equipment, net                 10,060          9,990
     Investment in United Microelectronics      505,478        505,478
       Corp. (excluding short term portion)
     Alliance Ventures and other investments     72,895         26,646
     Other assets                                   319            421
                                             -----------   ------------
            Total assets                     $1,125,644     $1,520,442

                                             ===========   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Short term borrowings                    $16,000             $-
       Accounts payable                          85,652         27,133
       Accrued liabilities                        5,283         10,388
       Income taxes payable                           -          6,641
       Deferred income taxes                    109,357        316,903
       Current portion of capital lease and         959            905
         long-term obligations
                                             -----------   ------------
            Total current liabilities           217,251        361,970

     Long term obligations                        1,415          1,517
     Long term capital lease obligation             863          1,197
     Deferred income taxes                      191,803        191,803
                                             -----------   ------------
            Total liabilities                   411,332        556,487
                                             -----------   ------------
     Stockholders' equity:
       Common stock                                 426            424
       Additional paid-in capital               197,169        193,260
       Treasury stock                           (22,762)       (12,468)
       Retained earnings                        705,277        644,595
       Accumulated other comprehensive income  (165,798)       138,144
         (loss)
                                              -----------  ------------
             Total stockholders' equity          714,312       963,955
                                              -----------  ------------
               Total  liabilities and         $1,125,644    $1,520,442
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                 Three months ended   Nine months ended
                                     December 31,        December 31,
                                ------------------- -------------------
                                   2000      1999      2000      1999
                                 --------- --------- --------- ---------
Revenue:
  Net revenues                    $63,815   $23,497  $175,685  $60,320
  Cost of revenues                 42,530    15,412   112,357   40,186
                                 --------- --------- --------- ---------
    Gross Profit                   21,285     8,085   63,328    20,134
                                 --------- --------- --------- ---------

Operating expenses:
  Research and development          3,109     3,330   10,167    10,779
  Selling, general and              4,777     6,753   14,550    12,607
    administrative
                                 --------- --------- --------- ---------
   Total operating expenses         7,886    10,083   24,717    23,386
                                 --------- --------- --------- ---------
Income (loss) from operations      13,399    (1,998)  38,611    (3,252)
Gain on investments                 5,258     5,111   66,260    60,413
Other income (expense), net          (200)      (56)     473      (204)
                                 --------- --------- --------- ---------
Income before income taxes         18,457     3,057  105,344    56,957
Provision (benefit) for income      5,654      (963)  41,017      (596)
  taxes
                                 --------- --------- --------- ---------
Income before equity in income     12,803     4,020   64,327    57,553
  (loss) of investees
Equity in income (loss) of         (1,854)    5,134   (3,645)    9,462
  investees
                                 --------- --------- --------- ---------
  Net income                      $10,949    $9,154  $60,682   $67,015
                                 ========= ========= ========= =========

  Net income per share
   Basic                            $0.27     $0.22     $1.47     $1.60
                                 ========= ========= ========= =========
   Diluted                          $0.26     $0.21     $1.43     $1.56
                                 ========= ========= ========= =========

  Weighted average number of
    common shares
   Basic                           41,296    41,858    41,380    41,989
                                 ========= ========= ========= =========
   Diluted                         42,221    42,944    42,511    43,003
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                         Nine months ended
                                              Dec 31,
                                        --------------------
                                          2000        1999
                                        ---------   --------
Cash flows from operating activities:
  Net income                             $60,682    $67,015
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
   Depreciation and amortization           3,196      2,669
   Equity in (income) loss of investees    3,645     (9,462)
   Inventory write down                    3,890          -
   Non-recurring compensation charge           -      3,655
   Gain on investments                   (66,260)   (60,413)
   Changes in assets and liabilities:
    Accounts receivable                  (11,272)    (7,122)
    Inventory                            (95,946)   (13,619)
    Related party receivables               (873)       (73)
    Other assets                            (630)      (835)
    Accounts payable                      58,519     14,256
    Accrued liabilities                      (53)     3,751
    Deferred income tax and income        (6,989)    (3,509)
      taxes payable
                                        ---------   --------
   Net cash used in operating            (52,091)    (3,687)
     activities
                                        ---------   --------

Cash provided by investing activities:
  Purchase of property and equipment      (2,851)    (3,321)
  Proceeds from sale of marketable        80,075     29,099
    securities
  Purchase of Alliance Ventures and      (53,442)   (19,423)
    other investments
                                        ---------   --------
   Net cash provided by investing         23,782      6,355
     activities
                                        ---------   --------

Cash provided by financing activities:
  Net proceeds from issuance of common     1,498      6,555
    stock
  Principal payments on lease               (695)      (866)
    obligation
  Repurchase of common stock             (10,294)         -
  Borrowings from credit line             16,000      1,018
  Restricted cash                            922      1,500
                                        ---------   --------
   Net cash provided by financing          7,431      8,207
     activities
                                        ---------   --------

Net increase (decrease) in cash and      (20,878)    10,875
  cash equivalents
Cash and cash equivalents at beginning    34,770      6,219
  of the period
                                        ---------   --------
Cash and cash equivalents at end of      $13,892    $17,094
  the period
                                        =========   ========

Schedule of non-cash financing activities:
  Property and equipment leases             $415         $-
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2000.

For purposes of presentation, the Company has indicated the first nine months of fiscal 2001 and 2000 as ending on December 31, respectively; whereas, in fact, the Company's fiscal quarters ended on December 30, 2000 and January 2, 2000, respectively. The financial results for the third quarter of fiscal 2001 and 2000 were reported on a 13-week quarter.

The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 and the Company makes no representations related thereto.

Note 2. BALANCE SHEET COMPONENTS

                     December      March 31,
                     31, 2000        2000
                   ------------  -----------
Inventory:
  Work in process    $86,278       $20,737
  Finished goods      43,217        16,702
                   ------------  -----------
                    $129,495       $37,439
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

These shares were subject to a six-month "lock-up", or no trade period, which expired in April 2000. In May 2000, Chartered completed a secondary public offering, in which Alliance decided not to participate, and as a result, the Company's shares were to be subject to an additional three-month "lock-up," which was to expire in August 2000. However, in June 2000, the underwriter of the secondary offering released the Company from the lock-up, and the Company sold some of its shares. The Company does not own a material percentage of the equity of Chartered. If the Company sells more than 50% of its original holdings in Chartered, the Company will lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business. Additionally, because of the potential loss of its wafer production capacity rights, if the Company sells more than 50% of its original holdings in Chartered, there can be no assurance that the Company can realize its value on its investment in Chartered.

In June 2000, the Company sold 500,000 shares of Chartered, recording a realized gain of approximately $33.5 million. As a result of the sale, at June 30, 2000, the Company owned approximately 16.4 million ordinary shares or approximately
1.64 million American Depository Shares or "ADSs."

Prior to the fiscal third quarter of fiscal year 2000, the Company recorded its investment in Chartered as a long-term investment using the cost method of accounting. The Company currently accounts for its investment in Chartered as an available-for-sale marketable security in accordance with SFAS 115. At December 31, 2000, the Company owned approximately 16.4 million ordinary shares or approximately 1.64 million American Depository Shares or "ADSs." At December 31, 2000, the Company has recorded an unrealized gain of approximately $2.2 million, which is net of deferred tax of approximately $1.5 million, as part of accumulated other comprehensive income in the stockholder's equity section of the balance sheet.

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

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. Through its representation on USC's board, the Company had the right to choose whether to consent to the merger and concluded it to be in the Company's best interest to do so. Alliance received
247.7 million shares of UMC stock for its 247.7 million shares, or 14.8% ownership of USC, and approximately 35.6 million shares of UMC stock for its
48.1 million shares, or 3.2% ownership of USIC. At March 31, 2000, Alliance Semiconductor owned approximately 283.3 million shares, or approximately 3.2% of UMC, and maintained its 25% and 3.7% wafer capacity allocation rights in the former USC and USIC foundries, respectively. As a result of the merger in January 2000, the Company no longer recorded its proportionate share of equity income in USC, as the Company no longer has an ability to exercise significant influence over UMC's operations. The investment in UMC is accounted for as a cost method investment.

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

In May 2000, the Company received an additional 20% or 56.7 million shares of UMC by way of a stock dividend. At December 31, 2000, the Company owned approximately 340 million shares of UMC.

According to Taiwanese laws and regulations, 50% of Alliance's 340 million UMC shares are subject to a six-month "lock-up" or no trade period. This lock-up period expired in July 2000. Of the remaining 50%, or 170 million shares, approximately 34 million shares will become eligible for sale two years from the closing date of the transaction (i.e. January 2002), with approximately 34 million shares becoming eligible for sale every six months thereafter, during years three and four (i.e.2002-2004).

Subsequent to the completion of the merger, the Company accounts for the portion (approximately 50% at December 31, 2000) of its investment in UMC, which becomes unrestricted within twelve months as an available-for-sale marketable security in accordance with SFAS 115. At December 31, 2000, the Company has recorded an unrealized loss of approximately $157.0 million, which is net of deferred tax of $107.7 million, as part of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet with respect to the short-term portion of the investments. The portion of the investment in UMC which is restricted beyond twelve months (approximately 50% of the Company's holdings at December 31, 2000) is accounted for as a cost method investment and is classified as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investment becomes unrestricted between 2002 and 2004.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported.

In 1998, the Company was approached by a startup company, Maverick Networks, Inc. ("Maverick"), regarding their need for embedded memory in a internet router semiconductor that Maverick was designing. Because the Company was also interested in eventually entering the internet router semiconductor market, the Company entered into an agreement with Maverick which called for the Company to provide memory technology access to the Company's wafer production rights, and cash to Maverick, in exchange for certain rights to Maverick's technology and stock in Maverick. On May 31, 1999, Maverick completed a transaction with Broadcom Corporation, resulting in the Company selling its 39% ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax, non-operating gain in the first quarter of fiscal 2000 of approximately $51.6 million based on the closing share price of Broadcom at the date of the merger. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax, non-operating gain of approximately $23.7 million. In February 2000, Broadcom Corporation announced a two for one stock split.

In the December 2000 quarter, the Company sold 100,000 shares of Broadcom recording a gain of approximately $5.3 million. For the first nine months of fiscal 2001, the Company has recorded approximately $21.9 million in realized gains on the sale of 250,891 shares of Broadcom stock.

The Company records its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115. At December 31, 2000, the Company owned 236,631 shares of Broadcom and recorded an unrealized gain of approximately $10.7 million, which is net of deferred tax of approximately $7.4 million, as part of accumulated other comprehensive income (loss) in the stockholders equity section of the balance sheet.

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

In November 1999, the Company formed Alliance Ventures I, LP ("Alliance Ventures I") and Alliance Ventures II, LP ("Alliance Ventures II"), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the shares of each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 0.5% of the total committed capital and 15% of the net profits from these partnerships for its managerial efforts. In February 2000, the Company formed Alliance Ventures III, LP ("Alliance Ventures III"), a California limited partnership. The Company, as the sole limited partner, owns 100% of the shares of this partnership. Alliance Venture Management acts as the general partner of this partnership and receives a management fee of 0.5% of the total committed capital and 16% of the profits from this partnership for its managerial efforts. In January 2001, the Company formed Alliance Ventures IV, LP ("Alliance Ventures IV") and Alliance Ventures V, LP ("Alliance Ventures V"), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the shares of each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 0.5% of the total committed capital and 15% of the net profits from these partnerships for its managerial efforts. Several members of the Company's senior management hold a majority of the units of Alliance Venture Management.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of December 31, 2000, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested approximately $20.1 million in 9 companies with a total fund allocation of $20 million, and Alliance Ventures II, whose focus is in investing in internet start-up ventures has approximately $9.0 million in 10 companies, with a total fund allocation of $15 million. As of December 31, 2000, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested approximately $38.0 million in 14 companies, with a total fund allocation of $100 million.

Several of these investments are accounted for on the equity method due to the Company's ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of these venture funds was approximately $1.9 million, net of tax, for the quarter ended December 31, 2000. For the nine months ended December 31, 2000 the total equity in the net losses of the equity investees was approximately, $3.6 million, net of tax.

In August 1999, the Company made an investment in Orologic Corporation ("Orologic"), a fabless semiconductor company that develops high performance system on a chip solutions. In November 1999, the Company transferred its interest in Orologic to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. Subsequently, in March 2000, Vitesse Semiconductor Corporation ("Vitesse") acquired Orologic. In connection with this merger, the Company received 728,293 shares of Vitesse for its equity interest in Orologic, after distribution of the management fee to Alliance Venture Management. As a result of the merger, the Company recognized a $69 million pre-tax, non-operating gain in its fiscal fourth quarter ending March 31, 2000, based on the closing share price of Vitesse of $96.25 on March 31, 2000, the closing date of the merger. In May 2000, Alliance Ventures I made a distribution of the shares received from Vitesse to Alliance Venture Management and the Company.

The Company records its investment in Vitesse Semiconductor Corporation ("Vitesse") as an available-for-sale marketable security in accordance with SFAS
115. At December 31, 2000, the Company owned 728,293 shares of Vitesse and recorded an unrealized loss of approximately $17.6 million, which is net of deferred tax of approximately $12.1 million, as part of accumulated other comprehensive income (loss) in the stockholders equity section of the balance sheet.

In July 1999, the Company made an investment in Malleable Technologies, Inc. ("Malleable"), a fabless semiconductor company whose focus is in developing high density, voice over packet digital signal processors. In November 1999, the Company transferred its interest in Malleable to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. On June 27, 2000, PMC-Sierra, Inc. ("PMC"), acquired Malleable. In connection with the merger, the Company received 68,152 shares of PMC for its 7% interest in Malleable, after distribution of the management fee to Alliance Venture Management. In the first fiscal quarter of 2001, the Company reported a pre-tax non-operating gain of approximately $11.0 million based on the closing share price of PMC of $182.875 on June 27, 2000, the closing date of the merger. In November 2000, Alliance Ventures I made a distribution of the shares received from Vitesse to Alliance Venture Management and the Company.

The Company records its investment in PMC-Sierra, Inc. as an available-for-sale marketable security in accordance with SFAS 115. At December 31, 2000, the Company owned 68,152 shares of PMC-Sierra and recorded an unrealized loss of approximately $4.2 million, which is net of deferred tax of $2.9 million, as part of accumulated other comprehensive income (loss) in the stockholders equity section of the balance sheet.

In August 2000, the Company agreed to invest $20 million in Solar Venture Partners, LP. ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in the following areas: networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. As of December 31, 2000, the Company has invested, in the form of promissory notes and cash, a total of $12.5 million in Solar. Of the $12.5 million invested, $9.5 million is in the form of three promissory notes bearing an interest rate of 6% per annum and are due on March 31, 2001.

As summary of short-term investments in marketable securities held by the Company at December 31, 2000 is as follows (in thousands):

                       Number of
                         Shares       Market Value
                     -------------  --------------
         UMC           169,984 (1)      $240,762
         Chartered       1,642            43,303
         Broadcom          237            29,445
         Vitesse           728            40,284
         PMC Sierra         68             5,358
                                    --------------
         Total                          $359,152
                                    ==============

         (1) Excludes 170 million shares of UMC which are classified as long-term investments and are carried at cost.

In August 2000, the Company entered into an agreement with Tower Semiconductor Ltd.("Tower") under which Alliance will make a $75 million strategic investment in Tower as part of Tower's plan to build its new fabrication facility in Israel. Under the terms of the agreement, Alliance will receive equity and/or prepaid credits to be used against future semiconductor wafer purchases, corresponding representation on Tower's Board of Directors and committed production capacity in the advanced fabrication facility, which Tower commenced building in January 2001.

In January 2001, Tower announced the closing of its agreement with its equity partners, including the Company, and the Company made its first installment payment of $20 million according to the terms of the agreement. Alliance is committed to making five equal payments for the balance of $55 million during the next twelve to fifteen months based on Tower's achievement of certain payment milestones.

In January 2001, the Company entered into a variable forward sales contract with Bear Stearns that gives the Company the right to sell up to 490,000 shares of Vitesse in January 2003 at prices ranging from $74.32 to $105.84. The Company has received an advance payment from Bear Sterns of approximately $31 million against the future delivery of Vitesse shares.

Note 4. COMPREHENSIVE INCOME

The following are the components of comprehensive income:

                          Three months         Nine months
                              ended               ended
                          December 31,        December 31,
                        ------------------  ------------------
                          2000      1999      2000      1999
                        ---------  -------  --------  --------
 Net income              $10,949    $9,154   $60,682   $67,015
 Unrealized gain        (130,673)   82,687  (303,942)   86,632
   (loss) on
   marketable
   securities, net of
   deferred taxes of
   ($89,686) and
   ($208,608) for the
   three and nine
   months ended
   December 31, 2000,
   respectively  and
   $56,751 and $59,459
   for the three and
   nine months ended
   December 31, 1999,
   respectively
 Cumulative translation         -    1,936         -     2,986
   adjustments
                        ---------  -------  --------  --------
 Comprehensive income   $(119,724)$162,523 $(243,260)  $93,777
   (loss)
                        =========  =======  ========  ========

The components of accumulated other comprehensive income (loss) are as follows:

                                      December      March 31,
                                      31, 2000        2000
                                     -----------  ------------
Unrealized gain (loss) on             $(165,798)    $138,144
  marketable securities, net of
  deferred taxes of ($113,794) at
  December 31, 2000 and $94,814 at
  March 31, 2000
                                     -----------  ------------
  Accumulated other comprehensive     $(165,798)    $138,144
   income (loss)
                                     ===========  ============


Note 5. LETTERS OF CREDIT

As of December 31, 2000, $150,000 of standby letters of credit were outstanding and expire on or before September 1, 2001, which are secured by restricted cash and short-term investments.

Note 6. SHORT-TERM BORROWINGS

At December 31, 2000, the Company borrowed $16 million under an open-ended line of credit, against a portion of its holdings in Chartered Semiconductor, bearing interest at a rate of 7.5% per annum.

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

The computations for basic and diluted EPS are presented below:

                                Three months ended   Nine months ended
                                   December 31,         December 31,
                                ------------------  -------------------
                                  2000      1999      2000      1999
                                ---------  -------  --------- ---------
Net income                      $10,949    $9,154   $60,682   $67,015
                                =========  =======  ========= =========
Weighted average shares          41,296    41,858    41,380    41,989
  outstanding
Effect of dilutive employee         925     1,086     1,131     1,014
  stock options
                                ---------  -------  --------- ---------
Average shares outstanding       42,221    42,944    42,511    43,003
  assuming dilution
                                =========  =======  ========= =========
Net income per share:
   Basic                          $0.27     $0.22     $1.47     $1.60
                                =========  =======  ========= =========
   Diluted                        $0.26     $0.21     $1.43     $1.56
                                =========  =======  ========= =========

The following are not included in the above calculation as they were considered anti-dilutive:

                            Three months ended    Nine months ended
                               December 31,          December 31,
                           ---------------------  -------------------
                             2000       1999        2000      1999
                           ---------  ----------  ---------  --------
Employee stock options        611        17         325        289
  outstanding
                           =========  ==========  =========  ========

Note 8.  LEGAL MATTERS

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. In December 2000, the Company and AMD entered into a settlement agreement. Under terms of the settlement, both the Company and AMD dropped their claims and counterclaims against each other and the Company paid AMD an undisclosed sum for past damages. The Company enter into a royalty bearing license agreement with AMD for future sales of two existing flash memory products, the LV400 (4-Mbit) and LV800 (8-Mbit). The Company and AMD have submitted to the San Jose District Court a consent judgment that finds the two AMD patents are both valid and enforceable, and that certain of the Company's Flash memory devices infringed AMD's patents.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs have appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury,

DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The
Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2001, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 2000 through March 31, 2001 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 2000 through March 2001 will remain undetermined until the conclusion of the review in early 2002. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. At December 31, 2000, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," ANTICIPATES," "BELIEVES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND INCLUDE THE FOLLOWING STATEMENTS CONCERNING THE TIMING OF NEW PRODUCT INTRODUCTIONS; THE FUNCTIONALITY AND AVAILABILITY OF PRODUCTS UNDER DEVELOPMENT; TRENDS IN THE PERSONAL COMPUTER, NETWORKING, TELECOMMUNICATIONS, INSTRUMENTATION AND CONSUMER MARKETS, IN PARTICULAR AS THEY MAY AFFECT DEMAND FOR OR PRICING OF THE COMPANY'S PRODUCTS; AND THE PERCENTAGE OF EXPORT SALES AND SALES TO STRATEGIC CUSTOMERS; THE PERCENTAGE OF REVENUE BY PRODUCT LINE; THE AVAILABILITY AND COST OF PRODUCTS FROM THE COMPANY'S SUPPLIERS. ADDITIONALLY, THESE RISKS AND UNCERTAINTIES INCLUDE SUCH FACTORS, AMONG OTHERS, AS THE POTENTIAL FOR PRICE EROSION OF THE COMPANY'S PRODUCTS; CANCELLATION OF ORDERS IN THE COMPANY'S BACKLOG; SLOWDOWNS IN THE ELECTRONICS INDUSTRY, DECREASED DEMAND OR INCREASED COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS, INCLUDING, WITHOUT LIMITATION, CHANGES IN THE STATUS OF THE SRAM, DRAM, FLASH, COMMUNICATIONS AND EMBEDDED MEMORY AND LOGIC MARKETS AND THE DEMAND FOR THE COMPANY'S SRAM, DRAM, FLASH, COMMUNICATIONS AND EMBEDDED MEMORY AND LOGIC PRODUCTS; INABILITY OF THE COMPANY TO OBTAIN NECESSARY CAPACITY, TIMELY DELIVERY OR ACCEPTABLE YIELDS FROM THE ENTITIES THAT PROVIDE WAFER FABRICATION, WAFER SORT, ASSEMBLY AND/OR TEST SERVICES TO THE COMPANY; INCREASES IN PRICES SUCH ENTITIES CHARGE THE COMPANY FOR WAFER FABRICATION, WAFER SORT, ASSEMBLY AND/OR TEST SERVICES; OBSOLESCENCE OF THE COMPANY'S PRODUCTS; ACCUMULATION OF EXCESS INVENTORY OR PRICE EROSION OR OBSOLESCENCE OF EXISTING INVENTORY, ANY OF WHICH MAY RESULT IN CHARGES AGAINST THE COMPANY'S EARNINGS; INABILITY TO TIMELY RAMP UP PRODUCTION OF AND DELIVER NEW OR ENHANCED SRAM, DRAM PRODUCTS; INABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE FLASH OR COMMUNICATIONS AND EMBEDDED MEMORY AND LOGIC PRODUCTS;
INABILITY TO SUCCESSFULLY RECRUIT AND RETAIN QUALIFIED TECHNICAL AND OTHER PERSONNEL; THE ABILITY OF THE COMPANY TO SUCCESSFULLY ENTER THE COMMUNICATIONS PRODUCT MARKET, WHICH IS DIFFERENT FROM THE COMPANY'S CORE MARKET OF SEMICONDUCTOR MEMORY; ADVERSE DEVELOPMENTS IN CURRENT OR FUTURE LITIGATION OR ADMINISTRATIVE PROCEEDINGS, INCLUDING; AS WELL AS LIQUIDATION OF ANTIDUMPING DUTIES IMPOSED ON THE COMPANY'S IMPORTATION OF TAIWAN-MANUFACTURED SRAMS; CHANGES IN STOCK PRICE OF VITESSE SEMICONDUCTOR CORPORATION, PMC-SIERRA, INC., BROADCOM CORPORATION, CHARTERED SEMICONDUCTOR AND UMC; ADVERSE CHANGES IN VALUE OF INVESTMENTS MADE BY ALLIANCE VENTURE MANAGEMENT, LLC; THE COMPANY'S POTENTIAL STATUS AS AN INVESTMENT ACT OF 1940 REPORTING COMPANY. THESE RISKS AND
UNCERTAINTIES INCLUDE THOSE SET FORTH IN ITEM 2 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF THIS REPORT, AND IN ITEM 1 (ENTITLED "BUSINESS") OF PART I AND IN ITEM 7 (ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF PART II OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 1, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 30, 2000, AND THE SUBSEQUENT QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERS ENDING JULY 1, 2000 AND SEPTEMBER 30, 2000. THESE RISKS AND UNCERTAINTIES, OR THE OCCURRENCE OF OTHER EVENTS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR TO REFLECT ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH FORWARD-LOOKING STATEMENT IS BASED, IN WHOLE OR IN PART.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                  Three months ended    Nine months ended
                                      December 31,         December 31,
                                 ---------------------  ------------------
                                   2000        1999      2000      1999
                                 ----------  ---------  --------  --------
Net revenues                      100.0%      100.0%      100.0%    100.0%
Cost of revenues                   66.6        65.6        64.0      66.6
                                 ----------  ---------  --------  --------
  Gross profit                     33.4        34.4        36.0      33.4
Operating expenses:
  Research and development          4.9        14.2         5.8      17.9
  Selling, general and              7.5        28.7         8.3      20.9
administrative
                                 ----------  ---------  --------  --------
Total operating expenses           12.4        42.9        14.1      38.8
                                 ----------  ---------  --------  --------
Income (loss) from operations      21.0        (8.5)       21.9      (5.4)
Gain on investments                 8.2        21.8        37.7     100.1
Other income (expense), net        (0.3)       (0.2)        0.3      (0.3)
                                ----------  ---------  --------  --------
Income before income taxes         28.9        13.1        59.9      94.4
Provision (benefit) for income      8.9        (4.1)       23.3      (1.0)
taxes
                                 ----------  ---------  --------  --------
Income before equity in income     20.0        17.2        36.6      95.4
of investees
Equity in income (loss) of         (2.9)       21.8        (2.1)     15.7
investees
                                 ----------  ---------  --------  --------
Net income                         17.1%       39.0%       34.5%    111.1%
                                 ==========  =========  ========  ========

NET REVENUES

Net revenues increased by 172% to approximately $63.8 million for the three months ended December 2000 from approximately $23.5 million for the similar period in 1999. The increase in revenues was mainly due to an increase of approximately 107% in unit shipments of dynamic random access memory ("DRAM") and static random access memory ("SRAM") products, combined with an overall increase of approximately 35% in the overall average selling prices of the Company's products. During this comparison period, the overall blended average selling prices ("ASP") for SRAMs increased by 41% and DRAMS by 28%.

Revenues from the Company's SRAM products contributed approximately 43% of the Company's net revenues for the December 2000 quarter and approximately 45% of the Company's net revenues for the December 1999 quarter. The SRAM revenues increased by approximately 154% to $27.1 million in the December 2000 quarter from approximately $10.6 million for the December 1999 quarter. Sales from the Company's new 4-Mbit 5V Fast Asynchronous and 4-Mbit 3.3V Fast Asynchronous SRAMS accounted for approximately 41% of the total SRAM sales during the December 2000 quarter and nothing in the December 1999 quarter Also, the Company experienced higher average selling prices and higher unit shipments on other SRAM products

Revenues from the Company's DRAM products contributed approximately 57% of the Company's net revenues for the December 2000 quarter and approximately 55% of the Company's net revenues for the December 1999 quarter. The DRAM revenues increased by approximately 187% to $36.6 million in the December 2000 quarter from approximately $12.8 million for the December 1999 quarter. The revenue growth in DRAM's during this period was primarily related to increased shipments of 4-Mbit and 16-Mbit products, which increased approximately 182% over the December 1999 quarter. A significant portion of these shipments were sold in the non-PC market segments (i.e. communications, networking and consumer OEMs).

In the December 2000 quarter, sales to the computing market segment accounted for approximately 10% of the total sales, with approximately 90% attributable to sales in the communication, networking and consumer markets, whereas in the December 1999 quarter approximately 49% of the Company's sales were in the computing market segment and approximately 51% in the non-PC market segments (i.e. communications, networking and consumer).

In the December 2000 quarter, sales by geographic areas were as follows; North America. 37%, Asia 42% and Europe 21%, whereas during the December 1999 quarter, U.S., Asia and Europe accounted for 44%, 27% and 29% respectively. Sales in Taiwan accounted for 7% (which is included in Asia's total) during the December 2000 quarter compared to 13% during the December 1999 quarter. Asia sales, excluding Taiwan, during the December 2000 quarter increased 22% over the December 1999 quarter.

One customer accounted for approximately 8.2% of the Company's net revenues in the December 2000 quarter, whereas one customer accounted for 17.8% of the Company's net revenues in the December 1999 quarter.

Net revenues for the first nine months of fiscal year 2001 increased by approximately 191% to $175.7 million compared to approximately $60.3 million during the same period last year. The revenue increase during the first nine months of fiscal year 2001 was primarily due to a higher demand for SRAM and DRAM products and an increase to the average selling prices. Unit shipments of SRAM and DRAM products increased approximately 103%, while the overall average selling price increased approximately 43%. The blended average selling prices for SRAMs increased by approximately 74% while the DRAM average selling price increased by approximately 55% during the nine-month comparison period.

Revenues from the Company's SRAM products during the first nine months of fiscal year 2001 accounted for approximately $74.3 million or 43% of the total net revenues with DRAMs accounting for approximately $101.1 million or 57%. The revenue growth in the SRAM product line was primarily due to sales from the Company's new 4-Mbit 5V Fast Asynchronous and 4-Mbit 3.3V Fast Asynchronous SRAMS. The revenue growth in the DRAM product line was primarily due to sale of 4-Mbit and 16-Mbit products.

For the first nine months of fiscal year 2001, sales to the computing market segment accounted for approximately 16% of total sales, with 84% attributable to sales in the communication, networking and consumer markets whereas during the first nine months of fiscal year 2000, approximately 46% of the Company's sales were in the computing market segment and 54% in the non-PC market segments (i.e. communications, networking and consumer). The Company's sales and marketing focus today is primarily in the communications, networking, wireless and consumer markets.

The geographic breakdown of sales for the first nine months of fiscal 2001 was 37% in North America, 45% in Asia, and 18% in Europe whereas during the first nine months of fiscal year 2000 North America, Asia and European sales accounted for approximately 39%, 37% and 24%, respectively.

The largest customer accounted for approximately 6.4% of the Company's net revenues during the first nine months of fiscal 2001 whereas one customer accounted for approximately 9.7% of total revenues during the first nine months of fiscal 2000.

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

GROSS PROFIT

Gross profit for the December 2000 quarter was approximately  $21.3 million,  or
33.4 % of net revenues compared to a gross profit of approximately $8.1 million or 34.4% for the December 1999 quarter. The decrease in the gross profit percentage was due to a $4 million write down in slow moving inventory which accounted for approximately 6.3% of margin. During the same comparison periods, the Company experienced higher overall average selling prices for DRAM and SRAM products, higher unit shipments and an increased mix of higher margin, higher density SRAM products.

The gross profit was approximately $63.3 million or 36.0% of net revenues for the first nine months of fiscal 2001 compared to a gross profit of approximately $20.1 million, or 33.4% for the first nine months of fiscal 2000. The increase in the gross profits for the first nine months primarily resulted from higher average selling prices coupled with higher units shipments as well as an increased mix of higher margin, higher density SRAM products.

The Company is subject to a number of factors which may have an adverse impact on gross margins including the availability and cost of products from the Company's suppliers; increased competition and related decreases in average unit selling prices; changes in the mix of products sold; product obsolescence; excess inventory due to decreased product demand; timing of new product introductions and volume shipments; and antidumping duties related to the importation of products from Taiwan. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that one or more of the factors set forth in this paragraph will not have a material adverse effect on the Company's gross margins in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenses consist principally of salaries and benefits for engineering design, contracted development efforts, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, test wafers and other expense items.

Research and development expenses were approximately $3.1 million, or 4.9% of net revenue in the December 2000 quarter of fiscal 2001 compared to approximately $3.3 million, or 14.2% of net revenue in the December 1999 quarter. Research and development expenses in the first nine months of fiscal 2001 were approximately $10.2 million, or 5.8% of net revenues compared to approximately $10.8 million, or 17.9% for the same period one year ago. The small reduction in expenses for the December 2000 quarter as compared to the December 1999 quarter as well as the reduction during the first nine months of fiscal year 2001 versus 2000 was primarily the result of reduction in wafer masks and tooling costs and other supplies.

During December 2000 quarter and first nine months of fiscal 2000, the Company's development efforts focused on advanced process and design technology involving SRAM's, DRAM's and Flash memory products.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and accordingly, research and development expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses generally include salaries and benefits for the Company's sales, marketing, customer support and administrative personnel, sales commissions, marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense as well as insurance and legal costs.

Selling, general and administrative expenses were approximately $4.8 million, or 7.5% of net revenue in the December 2000 quarter compared to approximately $6.8 million, or 28.7% of net revenue in the December 1999 quarter. For the first nine months of fiscal 2001, expenses were approximately $14.6 million, or 8.3% compared to approximately $12.6 million, or 20.9% one year ago.

The decrease in selling, general and administrative expenses for the December quarter 2000 versus December 1999 quarter was the result of a non-recurring compensation expense charge of $3.7 million recorded in the December 1999 quarter. Excluding this one time only charge, selling, general and administrative expenses increased approximately $1.7 million during the December 2000 quarter compared to the December 1999 quarter and approximately $5.6 million for the first nine months of fiscal year 2001 as compared to the first nine months of fiscal year 2000. This increase was primarily due to increased sales commissions related to the increased revenues as well as higher employee salaries and related expenses..

Selling, general and administrative expenses may increase in absolute dollars and may also fluctuate as a percentage of net revenues in the future primarily due to higher commissions, which are dependent on the level of revenues as well as increased headcount and personnel related costs.

GAIN ON INVESTMENTS

In the December 2000 quarter, the Company recorded a gain on investments of approximately $5.3 million as a result of selling 100,000 shares of the Company's Broadcom Corporation marketable securities. During the December 1999 quarter, the Company recorded a gain of approximately $5.1 million, resulting from the sale of 50,600 shares of Broadcom.

During the first nine months of fiscal year 2001, the Company has sold 236,631 shares of Broadcom and recorded a gain of approximately $21.9 million, sold 500,000 shares of Chartered Semiconductor and reported a gain of $33.5 million and reported a gain of approximately $11.0 million as a result of the PMC-Sierra, Inc. ("PMC") acquisition of Malleable Technologies, Inc. ("Malleable"). As a result of the Malleable acquisition the Company received 68,152 shares of PMC, after of the management fee distribution to Alliance Venture Management.

During the first nine months of fiscal year 2000, the Company recorded a gain of approximately $51.6 million on the sale of Maverick Networks to Broadcom in exchange for 538,961 shares and sold 200,600 of these shares for an additional gain of $8.8 million

OTHER INCOME (EXPENSE), NET

Other Income (Expense), Net represents interest income from short-term investments and interest expense on short and long-term obligations. Other expense, net was approximately $200,000 in the December 2000 quarter compared Other expense, net of approximately $56,000 in the December 1999 quarter. For the nine months of fiscal 2001, Other income, net was approximately $473,000 compared to Other expense, net of approximately $204,000 for the first nine months of fiscal 2000. The change from fiscal 2000 to fiscal 2001 was attributed to higher interest expense.

PROVISION FOR INCOME TAXES

Income tax expense for the December 2000 quarter was approximately $5.6 million and $41.0 million for the first nine months of fiscal 2001, for an overall effective tax rate of 38.9%. The Company expects the overall effective tax rate to be approximately 39% during fiscal 2001.

During the December 1999 quarter the Company recorded tax benefit of approximately $963,000 and $596,000 for the first nine months of fiscal year 2000. During the June 1999 quarter the Company was able to utilize existing loss carryforwards and tax credits, which were available to offset the gain on marketable securities related to the Broadcom shares.

EQUITY IN INCOME OF INVESTEES

The Company, through Alliance Venture Management, invested approximately $7.3 million during the third quarter of fiscal 2001 and a total of $40.9 million during the first nine months of fiscal 2001. A total of $67.0 million have been invested in three Alliance ventures funds, Alliance Ventures I, Alliance Ventures II and Alliance Ventures III. Several of these investments are accounted for on the equity method due to the Company's ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company's proportionate share in the net losses of the equity investees of these venture funds was approximately $1.9 million net of deferred tax, for the quarter ended December 31, 2000 and approximately $3.6 million, net of deferred tax for the nine months ended December 31, 2000.

Prior to the UMC merger discussed elsewhere, the Company had made several investments with other parties to form a separate Taiwanese company, USC. This investment was accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. During the first nine months of fiscal 2000, the Company reported its share in the income of USC in the amount of $9.5 million. As a result of the UMC merger in January 2000, the Company no longer recorded its proportionate share of equity income in USC, as the Company no longer has an ability to exercise significant influence over UMC's operations. The investment in UMC is accounted for as a cost method investment.

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

The Company, through Alliance Venture Management, generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky, and many venture funds have a large percentage of investments decrease in value or fail. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. Over the last few years, the market for these types of investments has been successful and many venture capital funds have been profitable. More recently, the market has weakened, so while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is likely there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or most, and perhaps all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these early stage companies.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition at December 31, 2000 remained strong. Total current assets exceeded current liabilities by 2.5 times, compared to 2.7 times at March 31, 2000. The Company has used a combination of marketable securities and cash flow from operations to support on-going business activities, secure manufacturing capacity from its foundry partners, make investments in small start-up companies that compliment its technologies, purchase capital equipment, and finance inventory and accounts receivable.

At December 31, 2000, the Company had approximately $13.9 million in cash and cash equivalents, a decrease of approximately $20.9 million from March 31, 2000, and approximately $319.6 million in working capital, a decrease of approximately $296.3 million from approximately $615.9 million at March 31, 2000.

Additionally, the Company had short-term investments in marketable securities whose fair value at December 31, 2000 was approximately $359.2 million.

The Company's operating activities utilized cash of $52.1 million in first nine months of fiscal 2001 compared to $3.7 million in the first nine months of fiscal 2000. Cash utilized in operating activities in the first nine months of fiscal 2001 was primarily the result of increased levels of inventories and accounts receivable.

Investing activities provided cash in the amount of $23.8 million during the first nine months of fiscal 2001 as the result of the proceeds from the sale of marketable securities of $80.1 million, offset in part, by $53.4 million in investments made by Alliance Ventures and in Solar Venture Partners, and purchases of equipment of $2.9 million.

Net cash provided by financing activities during the first nine months of fiscal 2001 was the result of $16.0 million short-term borrowing, net proceeds from the exercise of employee stock options of $1.5 million, offset by the repurchase of 565,000 shares of the Company's common stock at a cost of $10.3 million.

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

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with
Chartered Semiconductor, UMC and the planned investment in Tower (please see "Note 3-Investments" for details), or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

================================================================================
Part I - Other Information
ITEM 1
LEGAL PROCEEDINGS

In December 1996, Alliance Semiconductor International Corporation ("ASIC"), a wholly-owned subsidiary of the Company, was served with a complaint filed in Federal Court alleging that ASIC had infringed two patents owned by AMD related to flash memory devices, and seeking injunctive relief and damages. In March 1997, the Company was added as a defendant. In April 1996, the Court allowed AMD to expand its claims to include several new flash products which had been recently announced by the Company. In January and February 2000, both parties filed for motions for summary judgment. Each defendant has denied the allegations of the complaint and asserted a counterclaim for declaration that each of the AMD patents is invalid and not infringed by such defendant. In December 2000, the Company and AMD entered into a settlement agreement. Under terms of the settlement, both the Company and AMD dropped their claims and counterclaims against each other and the Company paid AMD an undisclosed sum for past damages. The Company entered into a royalty bearing license agreement with AMD for future sales of two existing flash memory products, the LV400 (4-Mbit) and LV800 (8-Mbit). The Company and AMD have submitted to the San Jose District Court a consent judgment that finds the two AMD patents are both valid and enforceable, and that certain of the Company's Flash memory devices infringed AMD's patents.

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately US$170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs have appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court.

ITEM 2
OTHER INFORMATION

SRAM ANTIDUMPING ACTION

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is successful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is unsuccessful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. In April 2001, the Company will have an opportunity to request a review of its sales of Taiwan-fabricated SRAMs from April 1, 2000 through March 31, 2001 (the "Review Period"). If it does so, the amount of antidumping duties, if any, owed on imports from April 2000 through March 2001 will remain undetermined until the conclusion of the review in early 2002. If the DOC found, based upon analysis of the Company's sales during the Review Period, that antidumping duties either should not be imposed or should be imposed at a lower rate than the Antidumping Margin, the difference between the cash deposits made by the Company, and the deposits that would have been made had the lower rate (or no rate, as the case may be) been in effect, would be returned to the Company, plus interest. If, on the other hand, the DOC found that higher margins were appropriate, the Company would have to pay difference between the cash deposits paid by the Company and the deposits that would have been made had the higher rate been in effect. At December 31, 2000, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

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

INVESTMENT IN TOWER SEMICONDUCTOR LTD.

In January 2001, Tower Semiconductor Ltd. ("Tower") satisfied the closing conditions of the share purchase agreements (as described below) it entered into with each of the Company, The Israel Corporation ("TIC"), SanDisk Corporation, Inc. ("SanDisk") and Macronix International Co., Ltd. ("Macronix) (each a "Shareholder" and collectively the "Shareholders"), pursuant to which the Shareholders purchased an aggregate of 3,629,873 Tower Shares. In January 2001, pursuant to a purchase agreement ("Purchase Agreement," as described below) the Company transferred $20 million to Tower to purchase 866,551 Tower Shares and pre-paid wafer credits in the amount of $8,786,827 from Tower. In July 2000, SanDisk entered into a share purchase agreement with Tower to purchase 866,551 Tower Shares and pre-paid wafer credits in the amount of $8,786,827 from Tower for an aggregate purchase price of $20 million in cash. In December 2000, Macronix entered into a share purchase agreement with Tower to purchase 866,551 Tower Shares for an aggregate purchase price of $20 million. In December 2000, TIC entered into a share purchase agreement with Tower to purchase 1,030,220 Tower Shares for an aggregate purchase price of $13,333,300.

The Company entered into two joinder agreements ("Alliance / Tower Joinder Agreement" and "Alliance / TIC Joinder Agreement," together the "Joinder Agreements"), both in August 2000, by and between the Company, Tower, and TIC, to join a Share Purchase Agreement entered into by and between Tower and SanDisk ("Purchase Agreement") as of July 2000, for the Company to make a $20 million strategic investment in Tower, and thereby acquire 866,551 Tower Shares and pre-paid wafer credits in the amount of $8,786,827 from Tower. The Company made such investment and received the pre-paid wafer credits in January 2001. The Joinder Agreements also allowed the Company to join Tower and SanDisk in the Additional Purchase Obligation Agreement ("Additional Purchase Agreement") as of July 2000. In January 2001, the Company entered into the Registration Rights Agreement ("Registration Rights Agreement") by and between Tower, The Company,
SanDisk, TIC, Macronix and QuickLogic Corporation and the Consolidated Shareholders Agreement ("Consolidated Shareholders Agreement") by and among The Company, SanDisk, TIC and Macronix. The Purchase Agreement and Joinder Agreements included as Exhibits hereto and incorporated herein in their entirety by reference.

Under the terms of Section 2 of the Additional Purchase Agreement and pursuant to the Joinder Agreements, Tower will deliver to The Company warrants that must be exercised by the Company within thirty (30) days after the satisfaction of the milestones specified in Section 5 of the Additional Purchase Agreement for the purchase, in the aggregate, of up to 1,833,450 additional Tower Shares at an exercise price of $30 per share, as adjusted pursuant to Section 4 thereof ("Warrants"). The Company has the right to exercise the Warrants immediately and to purchase up to 1,833,450 Tower Shares thereunder. The Additional Purchase Agreement and the Joinder Agreements included as Exhibits hereto and incorporated herein in their entirety by reference.

Under the terms of the Registration Rights Agreement by and between the Tower, the Company, TIC, SanDisk, Macronix and QuickLogic, each of the Company, TIC, SanDisk, Macronix and QuickLogic has demand and piggy-back registration rights with respect to Tower Shares purchased by it pursuant to each party's respective share purchase agreement and additional purchase obligation agreement. The Registration Rights Agreement included as an Exhibit hereto and incorporated herein in its entirety by reference.

Under the terms of the Consolidated Shareholders Agreement, the Shareholders have agreed to vote (or cause to be voted) at general meetings of shareholders all of their respective Tower Shares, in the manner set forth in Section 2 thereof, (i) for the election to the board of directors of Tower ("Board") of
(a) nominees designated by each Shareholder, (b) nominees recommended by the Board, (c) a member of management of Tower, and (d) such other directors as agreed to by Shareholders; (ii) for the election of a TIC nominee, who will be one of the nominees in clause (i)(a) above, as chairman of the Board; (iii) for any other resolution which is necessary in order to facilitate the matters specified in clauses (i) through (iii) of this paragraph; and (iv) against the election of any other person to the Board. In addition, pursuant to Section 3 of the Consolidated Shareholders Agreement, and subject to certain exceptions as set forth therein, each Shareholder has agreed to certain restrictions on its ability to transfer Tower Shares for three years, and has agreed to retain a minimum number of Tower Shares for a period of five years. Furthermore, pursuant to Section 4 thereof, each Shareholder has a right of first offer with respect to any Tower Shares any Shareholder proposes to transfer. Moreover, subject to the provisions of Section 3 thereof, the proposed transfer by any Shareholder of Tower Shares to certain specified parties is subject to a right of first refusal, as provided in Section 5 thereof. Finally, to the extent the right of first refusal with respect to the proposed transfer of Tower Shares pursuant to
Section 4 or Section 5, as described above, is not fully exercised, each Shareholder shall have a right of co-sale as provided in Section
6. The Consolidated Shareholders Agreement included as an Exhibit hereto and incorporated herein in its entirety by reference.


ITEM 4
EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits:

             Exhibit
             Number      Document Description
           ------------  ------------------------------------------------
              10.35      Share Purchase Agreement, dated as of July 4, 2000, by
                         and between SanDisk Corporation and Tower Semiconductor
                         Ltd.
              10.36      Additional Purchase Obligation  Agreement, dated as of
                         July 4, 2000, by and between SanDisk Corporation and
                         Tower Semiconductor Ltd.
              10.37      Registration Rights Agreement, dated as of
                         January 18, 2001, by and between Tower
                         Semiconductor Ltd., SanDisk Corporation, The
                         Israel Corporation, The Company Semiconductor
                         Ltd., Macronix International Co., Ltd.  and
                         QuickLogic Corporation.
              10.38      Consolidated Shareholders Agreement, dated as
                         of January 18, 2001 by and among SanDisk
                         Corporation, The Israel Corporation, The
                         Company Semiconductor Ltd.  and Macronix
                             International Co., Ltd.
              10.39      Alliance / Tower Joinder Agreement, dated
                         August  29,   2000,   by  and   between   The   Company
                         Semiconductor Corporation and Tower Semiconductor Ltd.
              10.40      Alliance / TIC Joinder Agreement, dated August
                         29, 2000, by and between The Company
                         Semiconductor Corporation and The Israel
                         Corporation

      (b) No reports on Form 8-K were filed during quarter ended December 30, 2000.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALLIANCE SEMICONDUCTOR CORPORATION


February 13, 2001         By: /S/ N. DAMODAR REDDY
                              -------------------------------------
                              N. Damodar Reddy
                              Chairman of the Board, President and Chief
                              Executive Officer
                              (Principal Executive Officer)


February 13, 2001          By: /S/ DAVID EICHLER
                               -------------------------------------
                               David Eichler
                               Vice President, Finance and Administration
                               and Chief Financial Officer
                               (Principal Financial and Accounting Officer)