Form 10-K
period 2001-03-31
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2001-06-29
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K
 (Mark One)
[ x ] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
      For the fiscal year ended March 31, 2001, or

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

       Registrant's telephone number, including area code is (408)855-4900
               Registrant's website address is http://www.alsc.com
                       -------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No
                           ---   ---

As of June 22, 2001, there were 41,522,266 shares of Registrant's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 22, 2001, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $457,160,000.

Documents Incorporated by Reference

Portions of Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders ("Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended March 31, 2001, are incorporated by reference into Part III hereof.

                                      -1-               Exhibit Index on page 36

================================================================================
PART I

Forward Looking Statements

When used in this report, the words "expects," anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, are subject to risks and uncertainties and include the following statements concerning as the potential for further price erosion of the Company's products; additional cancellation of orders in the Company's backlog; continuing slowdown in the electronics industry; further decreased demand and increased competitive environment for the Company's products, including, without limitation, obsolescence of the Company's products; continued accumulation of excess inventory and price erosion or obsolescence of existing inventory, any of which may result in additional charges against the Company's earnings; inability to timely ramp up production of and deliver new or enhanced SRAM, DRAM or flash products; inability to successfully develop and introduce new products; inability to successfully recruit and retain qualified technical and other personnel; further adverse changes in the value of securities held by the Company, including those of Vitesse Semiconductor Corporation, PMC-Sierra, Inc., Broadcom Corporation, Chartered Semiconductor, United Microelectronics Corporation and Tower Semiconductor; further adverse changes in value of investments made by Alliance's venture funds managed by Alliance Venture Management, LLC; the Company's potential status as an Investment Act of 1940 reporting company. These risks and uncertainties include those set forth in Item 1 of Part I hereof (entitled "Business") and in Item 7 of Part II hereof (entitled "Factors That May Affect Future Results") and elsewhere in this Report. These risks and uncertainties, or the occurrence of other events, could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

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

The  semiconductor   industry  is  highly  cyclical  and  has  been  subject  to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and undercapacity, and accelerated erosion of selling prices. As the Company is currently experiencing, as well as during much of fiscal 1999, 1998 and 1997 the market for certain of the Company's DRAM and SRAM devices continued to experience excess supply relative to demand, which resulted in a significant downward trend in average selling prices. Although the Company is unable to predict future trends in average selling prices, historically the semiconductor industry has experienced significant annual declines in average selling prices.

The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company is currently experiencing (as it did throughout much of fiscal 1999, 1998 and 1997) rapid erosion in product pricing which is not within the control of the Company could continue to have an adverse material effect on the Company's results of operations. The Company is unable to predict the future prices for its products.

Throughout this report, the Company has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year actually ends on the Saturday nearest the end of March. The fiscal year ended March 31, 2001 contained 52 weeks, while the fiscal years ended March 31, 2000 and March 31, 1999 contained 52 weeks and 53 weeks, respectively.

Industry Background

Traditionally, large manufacturing companies, such as Samsung, Hyundai, Micron, NEC, Toshiba, Hitachi and Cypress Semiconductor have dominated the markets for SRAMs and DRAMs. The majority of the memory products from these manufacturers have consisted of commodity products, which have relatively predictable, multi-year product life cycles and thus require more focus on process technology and production cost and less on design. In recent years, certain technology trends dramatically increased the performance requirements for SRAMs and DRAMs, creating new design challenges and market opportunities for emerging semiconductor companies. The proliferation of more powerful personal computers and workstations in recent years and the increasing emphasis on high-throughput networking, graphics, multimedia and telecommunications products have created mass market opportunities for high speed and low power SRAMs and high speed DRAMs.

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

In addition to having small die sizes, many of the Company's products are designed to be manufactured using a CMOS process with fewer steps than required for some competitive memory products. The Company's competitors often require a greater number of mask steps and/or more complex manufacturing processes to achieve similar performance of such products. Because yields typically decline as manufacturing complexity and the number of process steps increase, the simpler manufacturing process utilized by the Company has contributed to its generally high manufacturing yields. The Company also believes that a simpler manufacturing process leads to faster time to market and shorter manufacturing cycle times.

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

Products

High Speed CMOS DRAMs

Sales of the Company's DRAM products accounted for 57% of the Company's net revenues in fiscal 2001. During fiscal years 2000 and 1999, DRAM products contributed 56% and 40%, respectively, of the Company's net revenues. During fiscal year 2001, the Company continued to increase its volume of production of 4-Mbit and 16-Mbit DRAM products in the 256 Kbit x 16 and 1-Mbit x 16 configurations using technologies down to 0.18 micron.

High Speed CMOS SRAMs

Sales of the Company's SRAM products accounted for 43% of the Company's net revenues in fiscal 2001. During fiscal year's 2000 and 1999, SRAM products contributed approximately 43% and 58%, respectively, of the Company's net revenues. Focused on the telecommunications, networking and wireless markets, the Company currently offers SRAM products in broad range densities, packages, speed grades and low-power ranges from 64 Kbit to 4 Kbit with speeds as fast as 10ns and stand by power as low as 20uA. Currently the Company's volume SRAM products are manufactured using 0.35 and 0.25 micron technology, with development to 0.18 micron technology underway.

High Speed CMOS Flash Memories

During fiscal 2001, the Company changed its focus from 5V to 3V flash memory products (which use a single nominal, 3-volt power supply for read and programming functions). The Company has available the 8-Mbit product with access times as fast as 80ns, and has achieved functional silicon on 4-Mbit product. The Company is co-developing a 16-Mbit product with one of its fab partners, United Microelectronics Corporation ("UMC"). To date, the Company has not derived significant revenue from flash memory products.

Network Hardware Accelerators

In fiscal year 1999, the Company announced that it expected to introduce the first product of an Internet Protocol Routing Processor ("IPRP") family that will leverage the Company's logic and embedded memory technology, to enable hardware accelerated wire speed routing of IP packets, in multi-ported Gigabit and Terabit routers. These IPRP devices could become integral components in mission critical and multimedia enhanced high-end routers, which are being deployed to build the next generation Internet infrastructure. The Company achieved working silicon of the first product of IPRP family during the quarter ended April 3, 1999. However, these prototypes did not achieve all the specifications necessary to introduce the product, including the desired speed. The Company spent the entire fiscal years 2000 and 2001 redesigning the product and still has not produced a marketable product. While the Company plans on continuing its effort to produce an IPRP product, there can be no assurance that the Company can or will do so.

Product Development

Timely development and introduction of new products are essential to maintaining the Company's competitive position. The Company currently develops all of its products in-house and has 84 development personnel (38 in the United States and 46 in India) as of March 31, 2001. The Company uses a workstation-based computer-aided design environment to design and prototype new products. The Company's design process uses network computing, high-level design methodologies, simulators, circuit synthesizers and other related tools. During fiscal 2001, 2000 and 1999, the Company spent approximately $13.8 million, $14.6 million and $14.1 million respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional products.

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

The Company believes that if its sales penetration into these markets increases, its customer base will diversify not only by product application but also geographically. There can be no assurance that such sales penetration into these markets will, in fact, increase. The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. During fiscal year 2000, the Company moved all of its SRAM production out of Taiwan. The Company intends to sell its remaining SRAM inventory that was manufactured in Taiwan, outside the United States. See Note 17 of Notes to Consolidated Financial Statements.

Sales to the Company's customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For the fiscal year ended March 31, 2001, no customers accounted for 10% or more of the Company's net revenues. For the fiscal year ended March 31, 2000, one customer accounted for approximately 10% of the Company's net revenues. For the fiscal year ended March 31, 1999, two customers accounted for approximately 15% and 13% of the Company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

Historically, the semiconductor industry in general, and the semiconductor memory business in particular have experienced cyclical downturns in business every few years. The industry experienced such a downturn in the mid 1990's and had been recovering over the last few years, as had the Company. In the fourth fiscal quarter of fiscal year 2001, the industry and the Company experienced a significant downturn. The Company cannot predict when the current downturn will end. Even after the end of the current downturn, the Company fully expects that other downturns will occur. And while the Company will try to take precautions so that it will not be carrying significant inventory (as happened in both the current and the last downturns) when another downturn occurs, it is difficult to predict when such downturns will occur, and when customers will start canceling orders. There can be no assurance that the Company will be able to manage its business in a manner so as to prepare for downturns, when they occur. Additionally, even if the Company is able to prepare for downturns, any such downturns could have a significant and material negative impact on the Company's ability to sell products and results of operations, and such a negative impact on the Company may last several years.

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

International  revenues  accounted  for  approximately  63%,  59% and 50% of net revenues in fiscal 2001, 2000 and 1999, respectively. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company's products are manufactured, assembled and tested by independent third parties primarily located in Asia and North America, and the Company has in the past, and intends in the future, to make investments in certain foundries in Asia or elsewhere in order to secure production capacity. Due to its international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delay resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Although the Company to date has not experienced any material adverse effect on its results of operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely impact the Company's results of operations in the future or require the Company to modify its current business practices. See Note 19 of Notes to Consolidated Financial Statements.

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

The Company's major foundries are United Microelectronics Corporation ("UMC") in Taiwan and Japan, Chartered Semiconductor Manufacturing Ltd. ("Chartered") in Singapore and National Semiconductor Corporation ("National") in the United States. The Company has entered into foundry production agreements with all of its major foundries. In fiscal 2001, the Company entered into a foundry production agreement with Tower Semiconductor, Ltd. ("Tower"), in connection with an investment in a new fabrication facility being constructed by Tower. Although the Company believes it currently has adequate capacity to address market requirements, there can be no assurance that in the future the Company's current foundries, together with any additional sources, would be willing or able to satisfy all of the Company's requirements on a timely basis. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification of or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including but not limited to equity investments in independent wafer manufacturers, in exchange for guaranteed production; the formation with others of new companies to own and operate foundries; the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company's designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. Alliance received 247.7 million shares of UMC stock for its 247.7 million shares, or 14.8% ownership of USC, and approximately 35.6 million shares of UMC stock for its 48.1 million shares, or 3.2% ownership of USIC. As a result of the merger, at March 31, 2000 Alliance Semiconductor owned approximately 283.3 million shares, or approximately 3.2%, of UMC, and maintained its 25% and 3.7% wafer capacity allocation rights in the former USC and USIC foundries, respectively.

In January 2001, Tower satisfied the closing conditions of the share purchase agreements (as described in Investments section) it entered into with the Company to make an investment in Tower, in exchange for shares of Tower and certain manufacturing rights, including capacity rights and wafer credits. The investment in Tower, along with the investment of the Israel Corporation ("TIC"), SanDisk Corporation, Inc. ("SanDisk") and Macronix International Co., Ltd. to purchase an aggregate of 3,629,873 Tower shares, will be used to build and operate a new fabrication facility, which is expected to become operational in 2002.

The Company has encountered delays in qualification and production ramp-up in the past and the production ramp-up at any additional foundries could take longer than anticipated. In the event that the Company's foundries are unable or unwilling to satisfy the Company's requirements in a timely manner, the Company's results of operations could be materially adversely affected. In addition, some of UMC's foundries are located in the Science-Based Industrial Park in Hsin-Chu City, Taiwan. The Company currently expects these foundries to supply the substantial portion of the Company's products in fiscal 2002. Disruption of operations at the Company's foundries for any reason, including work stoppages, fire, and earthquakes as was the case in September 1999, or other natural disasters, could cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In or about October 1997, a fire caused extensive damage to one of UMC's foundries, not used by the Company, which is located in the Hsin-Chu Science-Based Industrial Park. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse effect on UMC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

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

The Company purchases semiconductor wafers from these foundries pursuant to various agreements. The Company believes that its relationship with each of these foundries is good. However, UMC and Chartered manufacture similar products which are sold to the Company's competitors and customers.

Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's results of operations. There can be no assurance that problems affecting manufacturing yields of the Company's products will not occur in the future such as those occurring during late fiscal 1996.

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

Competition

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company's customers may be purchasing products from both the Company and the Company's competitors. The Company's principal competitors include Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Integrated Silicon Solutions, Inc., Micron Technology, Inc., AMD, NEC, Samsung, Toshiba, and other U.S., Japanese, Korean, and Taiwanese manufacturers. Most of the Company's competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. During an industry downturn such as the current downturn and as occurred in 1999, 1998 and 1997 in the SRAM and DRAM markets, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, as the Company enters into new markets, the Company may face additional competition. Markets for most of the Company's products are characterized by intense price competition. The Company's future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity, sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Licenses, Patents and Maskwork Protection

The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. As of June 22, 2001, the Company holds 64 United States patents covering certain aspects of its product designs or manufacturing technology, which patents expire between 2009 and 2019. The Company also has 27 pending United States patent applications, three of which have been allowed and are expected to be issued as patents. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes, which are the same as or substantially, equivalent or superior to those of the Company.

From time to time, the Company is contacted by companies who hold patents which they claim the Company infringes. As of June 22, 2001, the Company is in discussions with one company who has made such claims. If the Company determines that the Company possibly infringes a patent and the patent appears valid, the Company will negotiate a license, if possible. There can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company.

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

There can be no assurance that other third parties will not assert claims against the Company with respect to existing or future products or that, in the case of the existing or potential allegations described above or any new dispute, licenses to disputed third-party technology will be available on reasonable commercial terms, if at all. In the event of litigation to determine the validity of any third-party claims (or claims against the Company for indemnification related to such third-party claims), including the claims and potential claims referred to in the preceding paragraph, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, and expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's results of operations could be materially adversely affected. In addition, the laws of certain territories, in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Backlog

Sales of the Company's products are made pursuant to standard purchase orders. Purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements and to price renegotiations. In addition, orders typically may be canceled at the discretion of the buyer without enforceable penalty. The Company's business, in line with that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules. Also, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Finally, capacity constraints or unexpected manufacturing delays may prevent the Company from meeting the demand for certain of its products. Therefore backlog is not necessarily indicative of future sales.

Investments

In the past six months, marketable securities held by the Company have experienced significant declines in their market value primary due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential "other-than-temporary" declines in their fair value. Such evaluation included researching commentary from industry experts, analysts, and other companies, all of whom were not optimistic that the semiconductor sector would recover in the next quarter or two or three. Based on the continuing depression in the investments' stock prices from those originally used to record the investment and coupled with the expectation that stock prices will not significantly recover in the next 6 to 9 months, based on unfavorable business conditions for companies in the semiconductor industry in general management determined that a write-down was necessary as of March 31, 2001. As a result, the Company recorded a pre-tax, non-operating loss of approximately $509.4 million during the fourth quarter of fiscal 2001 based on the quoted price of the respective marketable securities as of March 31, 2001. This was recorded in the Write-down of Marketable Securities.

Chartered Semiconductor Corporation

In February and April 1995, the Company purchased shares of Chartered Semiconductor ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2," if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States. At March 31, 2000, the Company owned approximately 21.4 million ordinary shares or approximately 2.14 million American Depository Shares or "ADSs." These shares were subject to a six-month "lock-up," or no trade period, which expired in April 2000. In May 2000, Chartered completed a secondary public offering, in which the Company decided not to participate. In June 2000, the underwriter of the secondary offering released the Company from the lockup, and the Company started selling some of its shares. The Company does not own a material percentage of the equity of Chartered. During fiscal 2001, the Company sold 500,000 shares and recognized a pre-tax non-operating gain of approximately $33.5 million. At March 31, 2001, the Company owned approximately 16.4 million ordinary shares or approximately
1.64 million American Depository Shares or "ADSs" of Chartered.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more than 50% of its original holdings of Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Since Chartered is in the semiconductor business, as is the Company, it will be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. All of the risks that the Company may experience as a semiconductor company are also applicable to Chartered. In addition, because Chartered is a semiconductor manufacturer, it is subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that the Company's investment in Chartered will increase in value or even maintain its value. Because of the cyclical nature of the semiconductor industry, it is very likely that Chartered, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of Chartered stock. Additionally, because of the loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in Chartered, there can be no assurance that the Company can sell sufficient stock to realize its value on its investment in Chartered.

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

Prior to the merger with UMC, the Company, as part of its investment in USC, was entitled to 25% of the output capacity of the wafer fabrication facility operated by USC as well as a seat on the board of directors of USC. As a result of the capacity rights and the board seat, Alliance had participated in both strategic and operating decisions of USC on a routine basis and concluded that it had significant influence on financial and operating decisions of USC. Accordingly, the Company accounted for its investment in USC using the equity method with a ninety-day lag in reporting the Company's share of results for the entity. In fiscal years 2000 and 1999, the Company reported its proportionate share of equity income of USC of $9.5 million and $10.9 million, net of tax, respectively.

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

During the fiscal fourth quarter of 2000, the Company recognized a $908 million pre-tax non-operating gain as a result of the merger. The gain was computed based on the share price of UMC at the date of the merger (i.e. NTD 112, or US $3.5685), as well as the approximately $21.5 million additional gain related to the sale of the USC shares in April 1998. The Company has accrued $3.0 million for the Taiwan securities transaction tax in connection with the shares received by the Company. This transaction tax will be paid, on a per share basis, when the securities are sold.

According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance's UMC shares were subject to a six-month "lock-up" or no trade period. This lock-up period expired in July 2000. Of the remaining 50%, or 141.6 million shares,  approximately  28.3  million  shares will become  eligible for sale two years from the closing date of the transaction (i.e. January 2002), with approximately 28.3 million shares available for sale every six months thereafter, during years three and four (i.e.2002-2004). In May 2000, the Company received additional 20% or 56.6 million shares of UMC by way of a stock dividend.

Subsequent to the completion of the merger, the Company accounted for a portion (approximately 50% at March 31, 2000) of its investment in UMC, which became unrestricted on January 2, 2001 as an available-for-sale marketable security in accordance with SFAS 115. The portion of the investment in UMC, which is restricted beyond twelve months (approximately 50% and 42% of the Company's holdings at March 31, 2000 and 2001, respectively), is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investments become unrestricted securities between 2002 and 2004.

At March 31, 2000, the Company has recorded an unrealized gain of approximately $25.7 million, which is net of deferred tax of $17.6 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short-term portion of the investments. At the end of the fourth quarter of fiscal 2001, the Company wrote-down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $460.0 million. This was recorded in the write-down of marketable securities. At March 31, 2001, the Company owned approximately 340.0 million shares of UMC.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more than 50% of its original holdings of UMC, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Since UMC is in the semiconductor business, as is the Company, it will be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. All of the risks that the Company may experience as a semiconductor company are also applicable to UMC. In addition, because UMC is a semiconductor manufacturer, it is subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurance that the Company's investment in UMC will increase in value or even maintain its value. Because of the cyclical nature of the semiconductor industry, it is possible that UMC, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of UMC stock. Additionally, because of the loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in UMC, there can be no assurance that the Company can sell sufficient stock to realize its value on its investment in UMC.

Maverick Networks, Inc. / Broadcom Corporation

In 1998, the Company was approached by a startup company, Maverick Networks, Inc. ("Maverick"), regarding their need for embedded memory in an internet router semiconductor that Maverick was designing. Because the Company was also interested in eventually entering the internet router semiconductor market, the Company entered into an agreement with Maverick which called for the Company to provide memory technology, access to the Company's wafer production rights, and cash to Maverick, in exchange for certain rights to Maverick's technology and stock in Maverick. On May 31, 1999, Maverick completed a transaction with Broadcom Corporation, resulting in the Company selling its 39% ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax, non-operating gain in the first quarter of fiscal 2000 of approximately $51.6 million based on the closing share price of Broadcom at the date of the merger. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax, non-operating gain of approximately $23.7 million. In February 2000, Broadcom Corporation announced a two for one stock split. During fiscal 2001, the Company sold 287,522 shares and realized a pre-tax, non-operating gain of approximately $31.3 million. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in Broadcom and recognized a pre-tax, non-operating loss of approximately $3.8 million. This was recorded in the write-down of marketable securities. At March 31, 2001, the Company owned approximately 200,000 shares of Broadcom.

Broadcom's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Broadcom's and the Company's, sometimes move as a group, it is possible that Broadcom's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal 2001. Thus, there can be no assurance that the Company's investment in Broadcom will increase in value or even maintain its value.

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

At Alliance Venture Management's inception in November 1999, series A member units and series B member units in Alliance Venture Management were created. The unit holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP ("Alliance Ventures III"), the management agreement for Alliance Venture
Management was amended to create series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP ("Alliance Ventures IV") and Alliance Ventures V, LP ("Alliance Ventures V"), the management agreement for Alliance Venture Management was amended to create series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively.

Each of the owners of the series A, B, C, D and E member units paid the initial carrying value for their shares of the member units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any series A, B, C, D or E member units and does not participate in the management fees generated by the management of the investment funds. Several of the Company's senior management hold the majority of the units of Alliance Venture Management.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2001, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $22.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2001, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $38.6 million in 14 companies, with a total fund allocation of $100.0 million. As of March 31, 2001, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $4.0 million in two companies, with a total fund allocation of $40.0 million. As of March 31, 2001, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $6.5 million in three companies, with a total fund allocation of $60.0 million.

Several of the Alliance Venture investments are accounted for as the equity method due to the Company's ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of Alliance Ventures was approximately $5.7 million for the year ended March 31, 2001. In addition, the Company wrote-down several of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $2.6 million, at the end of the fourth quarter fiscal 2001. This was recorded in the write-down of marketable securities and other investments.

Certain of the Company's officers have formed private venture funds, which invest in some of the same investments as the Company. Additionally, an outside venture fund has been formed in which certain of the Company's officers and employees, as well as the Company itself, has made similar venture investments, including investment in some of the same companies as Alliance Ventures.

Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. Recently, the market for these types of investments has been successful and many venture capital funds have been profitable, and while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is likely there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is possible, that many or most, and maybe all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

Solar Venture Partners, LP

In August 2000, the Company agreed to invest $20 million in Solar Venture Partners, LP ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. The Company has invested $12.5 million, $9.5 million is in the form of three promissory notes, which on March 31, 2001 were converted into a limited partnership interest in Solar. Due to changes in the venture capital market, Alliance has decided to limit its investment in Solar to $12.5 million already invested.

Certain of the Company's officers and employees have invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures.

Orologic Corporation  /  Vitesse Semiconductor Corporation

In August 1999, the Company made an investment in Orologic Corporation ("Orologic"), a fabless semiconductor company that develops high performance system on chip solutions. In November 1999, the Company transferred its interest in Orologic to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. Subsequently, in March 2000, Vitesse Semiconductor Corporation ("Vitesse") acquired Orologic. In connection with this merger, Alliance Ventures I received 852,447 shares of Vitesse for its equity interest in Orologic. The Company records its investment in Vitesse Semiconductor Corporation as an available-for-sale marketable security in accordance with SFAS 115.

In January 2001, the Company entered into two derivative contracts ("Agreements") with Bear Stearns and received aggregate cash proceeds of $31.5 million. The Agreements have payment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. As such, under the Agreements, the Company must pay Bear Stearns an amount based on the market price of Vitesse Semiconductor Common Stock in January 2003, the maturity date of the Agreements. If the stock price of Vitesse Semiconductor exceeds the ceiling of the collar, then the settlement amount increases by an amount determined by a formula included in the Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar). If the stock price of Vitesse Semiconductor declines below the floor of the collar, then the settlement amount also decreases by the amount determined by a formula included in the Agreements (generally equal to the excess of the floor of the collar over the value of the stock). At March 31, 2001, the derivative contracts were in the money to the Company based on Vitesse Semiconductor's market price of $23.81 on that date. Under the current accounting practice, the Company is required to offset the gain on the contracts with the loss on the Vitesse stock, both were recorded in the write-down of marketable securities in the fourth quarter of fiscal 2001. The pre-tax, non-operating gain on the contracts amounted to $20.6 million, representing their intrinsic value at March 31, 2001. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $52.9 million. At March 31, 2001, the Company owned 728,293 shares of Vitesse.

Vitesse's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse's and the Company's, sometimes move as a group, it is possible that Vitesse's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal 2001. Thus, there can be no assurance that the Company's investment in Vitesse will increase in value or even maintain its value.

Malleable Technologies, Inc.  /  PMC-Sierra, Inc.

In 1999, the Company made an investment in a start-up called Malleable Technologies, Inc. ("Malleable"). This investment was transferred to Alliance Venture I, LP, upon its creation. In June 2000, PMC-Sierra, Inc. ("PMC"), announced that it agreed to acquire Malleable. According to the terms of the acquisition, PMC exchanged 1.25 million shares of PMC stock for the remaining 85% interest of Malleable that PMC did not already own. In connection with the proposed merger, Alliance Ventures I will receive approximately 79,000 shares of PMC for its 7% interest in Malleable. Upon the completion of the merger, the Company will report a gain based on the closing share price of PMC on the date of the merger. Based on the closing share price of PMC on June 14, 2000, the estimated pretax gain from this transaction is approximately $11 million. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in PMC and recognized a pre-tax, non-operating loss of approximately $10.8 million, which was recorded in the write-down of marketable securities. . At March 31, 2001, the Company owned 68,152 shares of PMC.

PMC's  stock,  like  many  other  high  technology   stocks,   has  historically
experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like PMC's and the Company's, sometimes move as a group, it is likely that PMC's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal 2001. Thus, there can be no assurance that the Company's investment in PMC will increase in value or even maintain its value.

Tower Semiconductor Ltd.

In August 2000, the Company entered into a share purchase agreement with Tower Semiconductor ("Tower") under which Alliance committed to make a $75 million strategic investment in Tower as part of Tower's plan to build its new fab. In return for its investment, Alliance will receive equity, corresponding representation on Tower's Board of Director and committed production capacity in the advanced fab, which Tower intends to build. Pursuant to the agreement, the Company purchased 1,233,241 ordinary shares of Tower for an aggregate purchase price of $31 million in the fourth quarter of fiscal 2001. The Company has an obligation to purchase an additional 1,466,760 ordinary shares in four equal increments upon occurrence of events relating to Tower's construction of FAB 2 as specified in the agreement. These additional shares are expected to be purchased by the Company during fiscal 2002 and 2003.

In connection with the share purchase agreement, the Company entered into a foundry agreement under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction by Alliance and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and Alliance's share purchase exercise price. At March 31, 2001, such wafer credits from Tower totaled $14.7 million. The wafer credits will be utilized as the Company purchases wafers from Tower in the future where 15% of order value will be applied against the wafer credits. Under the terms of the foundry agreement, the Company is guaranteed a capacity of up to 15% of available wafer starts but not to exceed 5,000 wafers starts per month. The guaranteed capacity may be reduced if the Company elects not to exercise its additional share purchase obligation. The Company accounts for its investment in Tower under the cost method based on the Company's inability to exercise significant influence over Tower's operations.

The Investment Company Act of 1940

Following a special study after the stock market crash of 1929 and the ensuing Depression, Congress enacted the Investment Company Act of 1940 (the "Act"). The Act was primarily meant to regulate mutual funds, such as the families of funds offered by the Fidelity and Vanguard organizations (to pick two of many), and the smaller number of closed-end investment companies that are traded on the public stock markets. In those cases the funds in question describe themselves as being in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies that the investment companies do not control. The fundamental intent of the Act is to protect the interests of public investors from fraud and manipulation by the people who establish and operate such investment companies, which constitute large pools of liquid assets that could be used improperly, or not be properly safeguarded, by the persons in control of them.

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

The Company viewed its investments in Chartered, USC and USIC, and its new investment in Tower, as operating investments primarily intended to secure adequate wafer manufacturing capacity; as previously noted, the Company's access to the manufacturing resources that it obtained in conjunction with those investments will decrease if the Company ceases to own at least 50% of its original investments in the enterprises, as modified, in the cases of USC and USIC, by their merger into UMC. In addition, the Company believes that, before USC's merger into UMC, the Company's investment in USC constituted a joint venture interest that the staff of the Securities and Exchange Commission (the "SEC") would not regard as a security for purposes of determining the proportion of the Company's assets that might be viewed as having been held in passive investment securities. However, because of the success during the last two years of the Company's investments, including its strategic wafer manufacturing investments, at least from the time of the completion of the merger of USC and USIC into UMC in January 2000 the Company believes that it could be viewed as holding a much larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

On the other hand, the Company also believes that the investments that it currently holds in Chartered and UMC, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company's memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and until the past two years, its income (and losses) have derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, and has applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. However, if the Company's investments in Chartered, UMC and Tower are now viewed as investment securities, it must be conceded that an unusually large proportion of the Company's assets could be viewed as invested in assets that would, under most circumstances, give rise to investment company status. Therefore, while the Company believes that it has meritorious arguments as to why it should not be considered an investment company and should not be subject to regulation under the Act, there can be no assurance that the SEC will agree. And even if the SEC grants some kind of exemption from investment company status to the Company, it may place significant restrictions on the amount and type of investments the Company is allowed to hold, which might force the Company to divest itself of many of its current investments. Significant potential penalties may be imposed upon a company that should be registered under the Act but is not, and the Company is proceeding expeditiously to resolve its status.

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

Employees

As of March 31, 2001, the Company had 203 full-time employees, consisting of 84 in research and development, 6 in marketing, 19 in sales, 38 in administration and 56 in operations. Of the 84 research and development employees (38 in the US and 46 in India), 24 have advanced degrees. In 1997, the Company opened a design center in India. The Company believes that the Company's future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

The Company will depend to a large extent on the continued contributions of its founders, N. Damodar Reddy, Chairman of the Board, Chief Executive Officer and President of the Company, and his brother C.N. Reddy, Executive Vice President for Investments and Director of the Company (collectively referred to as the "Reddys"), as well as other officers and key design personnel, many of whom would be difficult to replace. During fiscal 2000 and subsequently, a number of officers and design personnel left the Company to pursue various other opportunities. The future success of the Company will depend on its ability to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business. The Company is not insured against the loss of any of its key employees, nor can the Company assure the successful recruitment of new and replacement personnel.

ITEM 2
FACILITIES

The Company's executive offices and its principal marketing, sales and product development operations are located in a 56,600 square foot leased facility in Santa Clara, California under a lease which expires in June 2006. The Company has an option to extend the lease for a term of five years. The Company also leases office space in Hsin-Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company's products in Taiwan. The Company leases an engineering office in Bangalore, India, and has purchased a parcel of land in an office park under development in Hyderabad, India, for product development. Additionally, the Company leases sales offices in Natick, Massachusetts; Garner, North Carolina; San Diego, California; Berkshire, United Kingdom; Taipei, Taiwan; and Japan.

ITEM 3
LEGAL PROCEEDINGS

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd.
v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is unsuccessful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is successful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. At March 31, 2001, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Information concerning executive officers of the Company as of the date of this report is set forth below:

Name                   Age   Position
----------------       ----  --------------------------------------------------
N. Damodar Reddy        62    Chairman, President, Chief Executive Officer, and
                              Acting Chief Financial Officer
C.N. Reddy              45    Executive Vice President for Investments, Director
Bradley A. Perkins      44    Vice President, General Counsel and Secretary
Ritu Shrivastava        50    Vice President, Technology Development

N. Damodar Reddy is the co-founder of the Company and has served as the Company's Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. Mr. Reddy also served as the Company's Chief Financial Officer from June 1998 until January 1999 . From September 1983 to February 1985, Mr. Reddy served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. Mr. Reddy is a member of the board of directors of two publicly traded companies, Sage, Inc. and eMagin, Corporation. He holds an M.S. degree in Electrical Engineering from North Dakota State University and an M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

C.N. Reddy is the co-founder of the Company and has served as a director of the Company since its inception in February 1985. Mr. Reddy served as Secretary to the Company from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as the Company's Vice President - Engineering. In May 1993, he was appointed Senior Vice-President - Engineering and Operations of the Company. In December 1997, he was appointed Executive Vice President and Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that, he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds an M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is named inventor of over 15 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy.

Bradley A. Perkins joined the Company in January 1999, and was appointed Vice President and General Counsel. In January 2001, Mr. Perkins was appointed Secretary of the Company. Prior to joining the Company, Mr. Perkins was Vice President, General Counsel and Secretary at Mission West Properties (formerly Berg & Berg Developers), from January 1998 to January 1999. From November 1991 to January 1998, Mr. Perkins was with Valence Technology, Inc., where he was Vice President, General Counsel and Secretary. From August 1988 to November 1991, Mr. Perkins was Assistant General Counsel and Intellectual Property Counsel with VLSI Technology, Inc. Mr. Perkins holds a B.S.E. in electrical engineering from Duke University, and a J.D. from McGeorge School of Law, University of the Pacific.

Ritu Shrivastava joined the Company in November 1993, and was appointed Vice President - Technology Development in August 1995. Dr. Shrivastava was designated as an executive officer of the Company in July 1997. Prior to joining the Company, Dr. Shrivastava worked at Cypress Semiconductor Corporation for more than 10 years in various technology management positions, the last one being Director of Technology Development. Prior to that time, Dr. Shrivastava was with Mostek Corporation for 3 years, responsible for CMOS development. Dr. Shrivastava served on the Electrical Engineering faculty at Louisiana State University where he also received his Ph.D.. Dr. Shrivastava completed his Masters and Bachelor's degrees in Electrical Communication Engineering from Indian Institute of Science, Bangalore, India and a Bachelor's degree in Physics from Jabalpur University, India. Dr. Shrivastava is named inventor in over 9 patents related to various technologies, and is a Fellow of IEEE.

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

   Fiscal Year       High        Low
                  ----------- ----------
2000
  1st Quarter       $11.56      $2.63
  2nd Quarter        12.94       7.69
  3rd Quarter        16.69       9.00
  4th Quarter        26.31      14.81
2001
  1st Quarter       $29.38     $14.00
  2nd Quarter        26.69      17.88
  3rd Quarter        20.75      10.88
  4th Quarter        16.19      10.69
2002
  1st Quarter
  (through June     $14.55     $10.00
  22, 2001)


As of June 22, 2001, there were approximately 129 holders of record of the Company's common stock.

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

                                         Year Ended March 31,
                            --------------------------------------------------
                             2001         2000       1999     1998      1997
                            --------    --------   -------  --------  --------
                                 (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues                $208,678     $89,153   $47,783  $118,400   $82,572
Cost of revenues             187,913      58,428    60,231   117,400    84,630
                            --------    --------   -------  --------  --------
  Gross profit (loss)         20,765      30,725   (12,448)    1,000    (2,058)
Operating expenses:
  Research and development    13,766      14,568    14,099    15,254    15,012
  Selling, general and        19,691      15,962    12,652    18,666    10,344
    administrative
                            --------    --------   -------  --------  --------
Income (loss)from            (12,692)        195   (39,199)  (32,920)  (27,414)
  operations
Gain on investments           75,801   1,049,130    15,823         -         -
Write-down of marketable
  securities and            (509,449)          -         -         -         -
  Other investments
Other income, net               (200)         29    (1,126)      287
                                                                         1,753
                            --------    --------   -------  --------  --------
Income (loss) before        (446,540)  1,049,354   (24,502)  (32,633)  (25,661)
  income taxes
Provision (benefit) for
  income taxes              (179,956)    410,348     8,397   (11,421)   (8,990)
                            --------    --------   -------  --------  --------
Income (loss) before
  equity in  income  (loss) (266,584)    639,006   (32,899)  (21,212)  (16,671)
  of investees
Equity in income (loss) of
  investees                   (5,737)      9,094    10,856    15,475         -
                            --------    --------   -------  --------  --------
Net income (loss)          $(272,321)   $648,100  $(22,043)  $(5,737) $(16,671)
                            ========    ========   =======  ========  ========
Net income (loss) per share:
    Basic                     $(6.58)     $15.49    $(0.53)   $(0.15)   $(0.43)
                            ========    ========   =======  ========  ========
    Diluted                   $(6.58)     $15.07    $(0.53)   $(0.15)   $(0.43)
                            ========    ========   =======  ========  ========
Weighted average number of common shares:
    Basic                     41,376      41,829    41,378    39,493    38,653
                            ========    ========   =======  ========  ========
    Diluted                   41,376      42,992    41,378    39,493    38,653
                            ========    ========   =======  ========  ========

                                         Year ended March 31,
                            --------------------------------------------------
                             2001         2000      1999      1998      1997
                            --------    --------   -------  --------  --------
                                              (in thousands)
Consolidated Balance Sheet Data:
Working capital             $289,659    $615,937   $22,102   $39,879   $78,000
Total assets                 849,239   1,520,442   193,557   243,668   232,486
Stockholders' equity         547,289     963,955   163,570   189,111   204,594
Long term obligations         12,568       2,714       578     1,276     2,219

                                    Fiscal Year 2001                       Fiscal Year 2000
                        --------------------------------------  -------------------------------------
                          4th       3rd       2nd       1st       4th       3rd       2nd       1st
                          Qtr.      Qtr.      Qtr.      Qtr.      Qtr.      Qtr.      Qtr.      Qtr.
                        --------  --------  --------  --------  --------  --------  --------  --------
Operating Summary:                           (in thousands, except per share data)
Net revenues            $32,993   $63,815   $64,466   $47,404   $28,833   $23,497   $19,112   $17,711
Cost of revenues         75,557    42,530    39,943    29,883    18,242    15,412    12,304    12,470
                        --------  --------  --------  --------  --------  --------  --------  --------
  Gross profit (loss)   (42,564)   21,285    24,523    17,521    10,591     8,085     6,808     5,241
Operating expenses:
  Research and            3,599     3,109     3,467     3,591     3,788     3,330     4,244     3,206
    development
  Selling, general and    5,140     4,777     5,260     4,514     3,356     6,753     3,108     2,745
    administrative
                        --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) from      (51,303)   13,399     15,796    9,416     3,447    (1,998)     (544)     (710)
  operations
Gain on investments       9,541     5,258     13,485   47,517   988,717     5,111     3,696    51,606
Write-down of
  marketable securities(509,449)        -          -        -         -         -         -         -
  and other investments
Other income               (673)    (200)       333       340       233       (56)     (269)      121
  (expense), net
                        --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) before   (551,884)   18,457    29,614    57,273   992,397     3,057     2,883    51,017
  income taxes
Provision (benefit)    (220,973)    5,654    12,053    23,310   410,944      (963)    1,186      (819)
  for income taxes
                        --------  --------  --------  --------  --------  --------  --------  --------
                       (330,911)   12,803    17,561    33,963   581,453     4,020     1,697    51,836
Income (loss) before
  equity in income
  (loss) of investees
Equity in income         (2,092)   (1,854)   (1,093)     (698)     (368)    5,134     2,796     1,532
  (loss) of investees
                        --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)     $(333,003)  $10,949   $16,468   $33,265  $581,085    $9,154    $4,493   $53,368
                        ========  ========  ========  ========  ========  ========  ========  ========
et income (loss) per share:
    Basic                $(8.05)    $0.27     $0.40     $0.80    $13.88     $0.22     $0.11     $1.28
                        ========  ========  ========  ========  ========  ========  ========  ========
    Diluted              $(8.05)    $0.26     $0.39     $0.78    $13.48     $0.21     $0.10     $1.27
                        ========  ========  ========  ========  ========  ========  ========  ========

Weighted average number of common shares:
    Basic                41,383    41,296    41,326    41,543    41,864    41,858    41,812    41,608
                        ========  ========  ========  ========  ========  ========  ========  ========
    Diluted              41,383    42,221    42,537    42,778    43,118    42,944    42,995    42,149
                        ========  ========  ========  ========  ========  ========  ========  ========


During the first and second quarters of fiscal year 2001, the Company experienced an increase in the average selling price and increased demand for DRAM and SRAM products. During the third and fourth quarters of fiscal year 2001, the Company experienced substantial order cancellations and reschedules. As a result, the Company experienced a decrease in certain product average selling prices and a decrease in demand. In the first fiscal quarter of 2001, the Company recognized a gain on its investment in Malleable Technologies, Inc. ("Malleable") when it was sold to PMC-Sierra, Inc. ("PMC"), for $11.0 million. Also in the first fiscal quarter, the Company recognized gains of $2.9 million on the sale of Broadcom Corporation ("Broadcom") securities, and $33.5 million on the sale of Chartered Semiconductor Corporation ("Chartered") securities. In subsequent quarters, the Company recognized gains of $28.5 million on additional sales of Broadcom securities. In the fourth fiscal quarter, the Company recorded a pre-tax charge of $509.4 million for a write-down of its marketable securities and other investments. In the third and fourth fiscal quarters, the Company recorded pre-tax charges of $53.9 million ($32.2 million net of tax) for decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. In the first fiscal 2000 quarter, the Company recognized a gain on its investment in Maverick Networks ("Maverick") when it was sold to Broadcom Corporation ("Broadcom"), for $51.6 million. In subsequent quarters, the Company recognized additional gains of $23.7 million on sale of Broadcom securities. In the third fiscal 2000 quarter, the Company also recorded a $3.6 million discretionary non-recurring compensation expense related to this transaction. In the fourth fiscal 2000 quarter, the Company recognized a gain on its investment in United Microelectronics Corporation ("UMC") of $908 million ($532 million net of tax). Also in the fourth fiscal 2000 quarter, the Company recognized a gain of $69 million ($41 million net of tax) on its investment in Orologic Corporation ("Orologic") when it was sold to Vitesse Semiconductor Corporation ("Vitesse").

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors That May Affect Future Results," as well as elsewhere in this report.

Overview

Overview                    Years ended
                 --------------------------------
                  March        March       March
                 31, 2001    31, 2000    31, 1999
                 ---------  ----------  ---------
Revenue          $208,678     $89,153     $47,783
                 =========  ==========  =========
Net income      $(272,321)   $648,100    $(22,043)
(loss)
                 =========  ==========  =========
Diluted
earnings per
share              $(6.58)     $15.07      $(0.53)
                 =========  ==========  =========

The Company designs and develops high performance memory products and memory intensive logic products. These circuits are used in a wide variety of electronic products, including desktop and portable computers, networking, telecommunications, instrumentation and consumer devices. The Company's business strategy has been to be a supplier of these products, operating on a fabless basis by utilizing independent manufacturing facilities.

During fiscal 2001, DRAM products accounted for approximately 57% of net revenues, SRAM products accounted for approximately 43% of net revenues and flash products accounted for approximately less than 1% of net revenues. This compares to 56%, 43% and 1% of net revenues, respectively, for fiscal 2000.

The market for memory products used in personal computers is characterized by price volatility and has experienced significant fluctuations and cyclical downturns in product demand, such as the severe price erosion of DRAMs and SRAMs in fiscal 1999, 1998 and 1997. On June 8, 2001, the Company announced that it expected that its revenues for the first quarter of fiscal 2002 will be approximately 50% to 55% below the $33.0 million reported in the fourth quarter of fiscal 2001, as a result of lower demand and lower average selling prices of some of its products. While the Company's strategy is to increase its penetration into the networking, telecommunications, instrumentation and consumer markets with its existing SRAM, DRAM and flash products and to develop and sell in volume quantities new products complementary to its existing products, the Company may not be successful in executing such strategy. A decline in demand in the personal computer industry or lack of success in developing new markets or new products could have a material adverse effect on the Company's results of operations.

Results of Operations

The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.

                                     Percentage of Net Revenues for Year
                                               Ended March 31,
                                    --------------------------------------
                                       2001         2000          1999
                                    -----------  ------------  -----------
Net revenues                           100.0%       100.0%       100.0%
Cost of revenues                        90.1         65.5        126.1
                                    -----------  ------------  -----------
Gross profit (loss)                      9.9         34.5        (26.1)
Operating expenses:
  Research and development               6.6         16.3         29.5
  Selling, general and                   9.4         17.9         26.5
    administrative
                                    -----------  ------------  -----------
Income (loss) from operations           (6.1)         0.3        (82.1)
Gain on investments                     36.3       1176.8         33.2
Write-down of marketable
s  ecurities and other                  (244.1)         -            -
   investments
Other income (loss), net                (0.1)         0.0         (2.4)
                                    -----------  ------------  -----------
Income (loss) before income taxes     (214.0)      1177.1        (51.3)
Provision (benefit) for income         (86.2)       460.3         17.7
taxes
                                    -----------  ------------  -----------
Income (loss) before equity in        (127.8)       716.8        (69.0)
  income (loss) of investees
Equity in income (loss) of              (2.7)        10.2         22.7
  investees
                                    -----------  ------------  -----------
Net income (loss)                     (130.5)%      727.0%       (46.3)%
                                    ===========  ============  ===========


Net Revenues

Revenues              Years ended              Percentage change
            --------------------------------  -------------------
             March      March      March        2000      1999
              31,        31,        31,          to        to
              2001       2000       1999        2001      2000
            ---------  ---------  ----------  --------  ---------
SRAMS        $90,549    $38,088     $28,435    137.7%     33.9%
DRAMS        117,938     50,235      18,424    134.8%    172.7%
Other            191        830         924    (77.0)%   (10.2)%
            ---------  ---------  ----------  --------  ---------
Total       $208,678    $89,153     $47,783    134.1%     86.6%
Revenues
            =========  =========  ==========  ========  =========


The Company's net revenues increased to $208.7 million in fiscal 2001 or approximately 134%, from $89.2 million in fiscal 2000. The increase in net revenues in fiscal 2001 was primarily due to a combination of sales of new products, overall increase in average selling prices and an increase in unit sales of the Company's SRAM and DRAM products during the first three quarters. During the fourth quarter of fiscal 2001 the Company's net revenues fell, largely due to a decrease in demand and in some cases a decrease in average selling prices. The Company's net revenues in fiscal 2000 increased to $89.2 million from $47.8 million in fiscal 1999, an increase of approximately 87%. The increase in net revenues in fiscal 2000 was due to a higher average selling price and an increase unit shipments of the Company's SRAM and DRAM products.

Net revenue from the Company's DRAM product family in fiscal 2001 contributed $117.9 million or approximately 57%, up from $50.2 million or approximately 56% in fiscal 2000. During the first three quarters of fiscal 2001, sales of the Company's 16-Mbit DRAM in both the 1-Mbit x 16 configuration and the 4-Mbit x 4 configuration, increased significantly, along with an overall increase in the average selling prices. During the fourth quarter of fiscal 2001 demand for these products decreased as well as the average selling prices. DRAM net revenues for fiscal 1999 were $18.4 million or approximately 39% of total net revenues.

Net revenue from the Company's SRAM product family in fiscal 2001 contributed $90.5 million or approximately 43% of the Company's revenues up from $38.1 million or approximately 43% in fiscal 2000. During the first three quarters of fiscal 2001, sales of the Company's 4-Mbit SRAM in both the 3.3V and 5V fast asynchronous configurations, increased significantly along with an overall increase in the average selling prices. During the fourth quarter of fiscal 2001 the demand for those products decreased but the average selling prices remained stable. SRAM net revenues in fiscal 1999 were $28.4 million, or approximately 59% of total net revenues.

The Company continues to focus its effort in selling in the non-PC market. Net sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer in fiscal 2001 accounted for approximately 73% compared to approximately 56% during fiscal 2000 and 52% in fiscal 1999.

International net revenues in fiscal 2001 were $131.6 million or approximately 63% of total net revenues for fiscal 2001. This was an increase of approximately 148% over fiscal 2000. International net revenues in fiscal 2000 increased approximately 121% over fiscal 1999. International net revenues are derived from customers in Europe, Asia and the rest of the world. The largest percentage increase in international net revenues was to customers in Asia, which increased approximately 236% over fiscal year 2000. The increase was due to an overall increase in product demand and higher selling prices during the first three quarters of the year.

During fiscal 2001, no single customer accounted for over 10% of net revenues. During fiscal 2000, one customer accounted for approximately 10% of net revenues. Two customers accounted for approximately 15% and 13% of net revenues during fiscal 1999.

On June 8, 2001, the Company announced that it expected that its revenues for the first quarter of fiscal 2002 will be approximately 50% to 55% below the $33.0 million reported in the fourth quarter of fiscal 2001, as a result of lower demand and lower average selling prices of some of its products.

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

Gross Profit (Loss)

The Company's gross profit for fiscal 2001 was approximately $20.8 million, or 10.0% of net revenues, as compared to $30.7 million, or approximately 34.5% of net revenues, for the same period in fiscal 2000, and a loss of approximately $12.4 million, or approximately 26.1% of net revenues, in fiscal 1999. During third and fourth quarter of fiscal 2001, the Company took pre-tax inventory charges of $53.9 million in recognition of lower average selling prices and inventory in excess of demand due to the decline in unit shipments for the Company's DRAM and SRAM products. The dramatic improvement in gross profits during fiscal year 2000 was primarily the result of higher average selling prices, higher unit sales, and an increased mix of higher margin DRAM products. During fiscal 1999, the Company recorded $20.0 million pre-tax inventory charges in recognition of lower average selling prices together with the decline in the unit shipments for the Company's DRAM and SRAM products due to competitive market conditions.

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

Research and Development

Research and
Development                   Years ended             Percentage change
                   --------------------------------- -------------------
                     March      March       March      2000 to    1999
                   31, 2001   31, 2000    31, 1999     2001     to 2000
                   ---------- ----------  ---------- ---------  --------
Revenue             $208,678    $89,153     $47,783    134.1%     86.6%
                   ========== ==========  ========== =========  ========
Research and         $13,766    $14,568     $14,099     (5.5)%     3.3%
  Development
                   ========== ==========  ========== =========  ========
R&D as a percent
  of revenues           6.6%       16.3%       29.5%   (59.6)%   (44.6)%
                   ========== ==========  ========== =========  ========

Research and development expenses consist principally of salaries and benefits for engineering design, contracted development efforts, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, test wafers and other expense items.

Research and development expenses were approximately $13.8 million or approximately 7% of net revenues for fiscal 2001 as compared to $14.6 million or approximately 16% of net revenues for fiscal 2000, and approximately $14.1 million or approximately 29% of net revenues for fiscal 1999. The small decrease in spending between fiscal 2001 and 2000 was due to lower depreciation expense for R&D equipment. The small increase in spending between fiscal 2000 and 1999 was higher mask and tooling charges. During fiscal 2001, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs and Flash memory products.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and accordingly, research and development expenses may increase in absolute dollars and may also increase as a percentage of net revenue in future periods.

Selling, General and Administrative

Selling, General
and Administration              Years ended              Percentage change
                     ---------------------------------  -------------------
                       March       March       March      2000 to    1999
                     31, 2001    31, 2000    31, 1999     2001     to 2000
                     ----------  ----------  ---------  ---------  --------
Revenue               $208,678     $89,153    $47,783     134.1%     86.6%
                     ==========  ==========  =========  =========  ========
Selling, General       $19,691     $15,962    $12,652      23.4%     26.2%
  and Administration
                     ==========  ==========  =========  =========  ========
SG&A  as  a  percent
  of revenues             9.4%       17.9%      26.5%     (47.3)%   (32.4)%
                     ==========  ==========  =========  =========  ========


Selling, general and administrative expenses generally include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses in fiscal 2001 were approximately $20 million or approximately 9% of net revenues as compared to approximately $16 million or approximately 18% in fiscal 2000 and approximately $12.7 million or approximately 26% of net revenues for fiscal 1999. The increase in spending between fiscal 2001 and 2000 was higher sales commissions principally due to the 134% growth in net revenues, travel and an increase in allowances for bad debts. In fiscal 2000, the Company recorded a $3.6 million discretionary non-recurring compensation expense related to the sale of Maverick Networks, Inc. ("Maverick") to Broadcom Corporation ("Broadcom"). The decrease in spending in fiscal 1999 compared to fiscal 2000 was due principally to lower outside sales commissions.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as the result of commissions, which are dependent on the level of revenues.

Gain on Investments

Gain on investments during fiscal 2001 was largely attributed to the sale of Chartered and Broadcom securities. During fiscal 2001, the Company sold 500,000 shares of Chartered and recorded a pre-tax gain of $33.5 million and sold 287,522 shares of Broadcom and recorded a pre-tax gain $31.3 million.

In June 2000, Malleable completed a merger with PMC-Sierra, resulting in the Company's selling its ownership interest in Malleable in exchange for 68,000 shares of PMC-Sierra Common Stock with a fair market value of $12.4 million. Upon completion of the transaction in June 2000, the Company recorded a pre-tax gain of $11.0 million. Subsequent to the transaction date, the Company's investment in PMC-Sierra is accounted for as an "available-for-sale" security in accordance with SFAS No. 115.

In May 1999, Maverick (an entity in which the Company had a 39% interest in) completed a transaction with Broadcom, resulting in the Company selling its ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax gain in the first quarter of fiscal 2000 of approximately $51.6 million. Subsequent to the transaction date, the Company's investment in Broadcom is being be accounted for as an available-for-sale marketable security in accordance with SFAS 115. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax gain of approximately $23.7 million. At March 31, 2000, the Company owned 487,522 shares, after being adjusted for a 2 for 1 stock split in February 2000, and recorded an additional unrealized gain of approximately $23.4 million, which is net of deferred tax of approximately $16.1 million tax, as part of accumulated other comprehensive income in the stockholders equity section of the balance sheet. At March 31, 2001, the Company owned 200,000 shares of Broadcom. See Note 2 of Notes to Consolidated Financial Statements.

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. Alliance received 247.7 million shares of UMC stock for its 247.7 million shares, or 15% ownership of USC, and approximately 35.6 million shares of UMC stock for its 48.1 million shares, or 3% ownership of USIC. At March 31, 2001 and 2000, the Company owned approximately 340.0 and 283.3 million shares, respectively or approximately 3.0% and 3.2% of UMC, and maintained its 25% and 4% wafer capacity allocation rights in the former USC and USIC foundries, respectively. As the Company no longer has an ability to exercise significant influence over UMC's operations, the investment in UMC is accounted for as a cost method investment.

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

According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance's UMC shares were subject to a six-month "lock-up" or no trade period. This lock-up period expired in July 2000. Of the remaining 50%, or 141.6 million shares,  approximately  28.3  million  shares will become  eligible for sale two years from the closing date of the transaction (i.e. January 2002), with approximately 28.3 million shares available for sale every six months thereafter, during years three and four (i.e. 2002 to 2004). In May 2000, the Company received additional 20% or 56.6 million shares of UMC by way of a stock dividend.

Subsequent to the completion of the merger the Company accounts for a portion (approximately 50% at March 31, 2000) of its investment in UMC, which became unrestricted in January 2001 as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company recorded an unrealized gain of approximately $25.7 million, which is net of deferred tax of $17.6 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short-term portion of the investments. The portion of the investment in UMC, which is restricted beyond twelve months (approximately 42% of the Company's holdings at March 31, 2001), is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investments become unrestricted securities between 2002 and 2004.

On March 31, 2000, Orologic completed a transaction with Vitesse, resulting in the Company selling its ownership interest in Orologic in exchange for 852,447 shares of Vitesse. Based on Vitesse's closing share price on the date of sale, the Company recognized approximately $69 million pre-tax, non-operating gain, which is in fiscal 2000. Subsequent to the transaction date, the Company's investment in Vitesse is being be accounted for as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2001, the Company owns 728,293 Vitesse shares, after distribution made to Alliance Venture Management in May 2000.

Write-Down of Marketable Securities and Other Investments

In the past six months, marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential "other-than-temporary" declines in their value.

Such evaluation included researching commentary from industry experts, analysts and other companies, all of whom were not optimistic that the semiconductor sector would recover in the quarter or two or three. Based on the continuing depression in the in investments' stock prices from those originally used to record the investment and coupled with the expectation that the stock prices will not significantly recover in the next 6 to 9 months, based on unfavorable business conditions for the companies in the semiconductor industry in general (including lower Fab capacity at UMC), management determined that a write down was necessary as of March 31, 2001. As a result the Company recorded a pre-tax loss of $506.8 million during the fourth quarter of fiscal 2001 based on the quoted market price of the respective marketable securities as of March 31, 2001.

At the end of the fourth quarter fiscal 2001, the Company wrote-down several of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $2.6 million. This was recorded in the write-down of marketable securities and other investments.

In January 2001, the Company entered into two derivative contracts ("Agreements") with Bear Stearns and received aggregate cash proceeds of $31.5 million. The Agreements have payment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. As such, under the Agreements, the Company must pay Bear Stearns an amount based on the market price of Vitesse Semiconductor Common Stock in January 2003, the maturity date of the Agreements. If the stock price of Vitesse Semiconductor exceeds the ceiling of the collar, then the settlement amount increases by an amount determined by a formula included in the Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar). If the stock price of Vitesse Semiconductor declines below the floor of the collar, then the settlement amount also decreases by the amount determined by a formula included in the Agreements (generally equal to the excess of the floor of the collar over the value of the stock). At March 31, 2001, the derivative contracts were in the money to the Company based on Vitesse Semiconductor's market price of $23.81 on that date. Under the current accounting practice, the Company is required to offset the gain on the contracts with the loss on the Vitesse stock, both were recorded in the write-down of marketable securities in the fourth quarter of fiscal 2001. The pre-tax gain on the contracts amounted to $20.6 million, representing their intrinsic value at March 31, 2001. The Company has adopted SFAS No. 133 effective April 2, 2001. Under SFAS No. 133, the derivative contracts must be accounted for based on their fair value. These changes in fair value contracts must be reported in earnings until maturity.

Other Income (Expense), Net

Other Income (Expense), Net represents interest income from short-term investments and interest expense on short and long-term obligations. In fiscal 2001, Other Expense, Net was approximately $200,000 compared to a net income of $29,000 in fiscal 2000. The change from fiscal 2000 to fiscal 2001 was attributed to higher interest expense on short and long-term borrowing. In fiscal 1999 net expense was $1.1 million.

Provision for Income Taxes

The Company's effective tax rate for fiscal years 2001, 2000, and 1999 was (40.3%), 39.1%, and (34.3%), respectively.

During fiscal 2001, the Company recorded a benefit for income taxes of approximately $180 million primarily as a result of a write down of marketable securities and other investments of $509.4 million in the fourth quarter.

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

Equity in Income of Investees

The Company, through Alliance Venture Management, invested approximately $62.0 million during fiscal 2001 in five Alliance venture funds, Alliance Ventures I, Alliance Ventures II, Alliance Ventures III, Alliance Ventures IV, and Alliance Ventures V. Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $22.0 million in nine companies, with approximately $20.0 million allocated to this fund. Alliance Ventures II, whose focus is in investing in internet start-up ventures has approximately $9.1 million invested to-date in ten companies, with approximately $15.0 million total designated for this fund. Alliance Ventures III, whose focus is on emerging companies in the networking and communication market areas has invested approximately $38.6 million in 14 companies and has been allocated up to $100.0 million for new investments. Alliance Ventures IV, whose focus is on emerging companies in the networking and communication market areas has invested approximately $4.0 million in two companies and has been allocated up to $40.0 million for new investments. Alliance Ventures V, whose focus is on emerging companies in the networking and communication market areas has invested approximately $6.5 million in three companies and has been allocated up to $60.0 million for new investments.

Several of the Alliance Venture investments are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of Alliance Ventures was approximately $5.7 million for the year ended March 31, 2001.

Prior to the UMC merger (discussed elsewhere), the Company had made several investments with other parties to form a separate Taiwanese company, USC. This investment was accounted for under the equity method of accounting with a ninety-day lag in reporting the Company's share of results for the entity. Equity in income of USC reflects the company's share of income earned by USC for the previous quarter. In fiscal 2000, the Company reported its share in the income of USC in the amount of $9.5 million. As a result of the merger in January 2000, the Company no longer recorded its proportionate share of equity income in USC, as the Company no longer has an ability to exercise significant influence over UMC's operations. The investment in UMC is accounted for as a cost method investment. In fiscal 1999, the Company reported its share in the income of USC in the amount of $10.9 million, as compared to $15.5 million reported in fiscal 1998. The 30% decrease in income between fiscal 1999 and 1998 is primarily due to lower net income and a decrease in the Company's ownership percentage from approximately 18% to 15%.

Factors That May Affect Future Results

The Company's quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including; general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development to be able to support increased sales levels, the Company's results of operations will be adversely affected if such increased sales levels are not achieved.

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company had experienced significant deterioration in the average selling prices for its SRAM and DRAM products during fiscal years 2001, 1998, 1997 and 1996. The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average-selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected, as was the case in fiscal 2001, 1999, 1998 and 1997, when the Company recorded pre-tax charges totaling approximately $53.9 million, $20.0 million, $15.0 million and $17.0 million, respectively, primarily to reflect a decline in market value of certain inventory.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effective April 2, 2001, we have adopted SFAS No. 133, and we are required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle.

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

Liquidity and Capital Resources

At March 31, 2001, the Company had approximately $6.1 million in cash and cash equivalents, a decrease of $28.7 million from March 31, 2000; and approximately $289.7 million in net working capital, a decrease of approximately $326.2 million from approximately $615.9 million at March 31, 2000.

Additionally, the Company had short-term investments in marketable securities whose fair value at March 31, 2001 was $384.4 million. Refer to Notes 2-8 of Notes to the Consolidated Financial Statements for further details.

During fiscal year 2001, operating activities used cash of approximately $26.3 million. This was primarily the result of net loss, the impact of non-cash items such as depreciation and amortization and the growth of inventory and accounts payable, offset by the non-cash investment losses. Cash used in operating activities of approximately $3.5 million in fiscal year 2000 was primarily the result of net income, the impact of non-cash items such as depreciation and amortization, non-cash investment gains related primarily to the merger of USC and USIC into UMC and Broadcom, net of deferred taxes, offset in part by growth in inventory and accounts receivable, accounts payable and taxes payable. Cash used in operating activities of approximately $23.6 million in fiscal year 1999 was primarily due to the operating loss of $22.0 million.

Investing activities used cash in the amount of approximately $16.9 million in fiscal 2001 as result of proceeds from sale of the Company's holdings in Chartered in the amount of $45.5 million and Broadcom's $39.0 million, offset in part, by the Company's purchase of other investments of $66.0 million and investment in Tower and related wafer credits of approximately $31.0 million. In addition, the Company purchased $4.4 million of capital equipment during fiscal 2001. Investing activities during fiscal 2000 provided cash in the amount of approximately $38.9 million. This was the result of the proceeds from the sale of a portion of the Company's holdings in Broadcom of $48.9 million, additional proceeds from the April 1998 sale of USC stock of $21.5 million, offset in part, by investments made by Alliance Ventures of $28.7 million. Investing activities in fiscal 1999 provided cash in the amount of approximately $25.0 million as the result of proceeds from the sale of a portion of the Companies holdings in USC, which were offset, in part, by additional investments in USIC and other start-up companies and purchases of equipment.

Net cash provided by financing activities in fiscal 2001 was approximately $14.6 million as a result of borrowings from the Company's credit line of $22.2 million, offset in part, by the Company repurchasing its shares of common stock of $10.3 million. Net cash used in financing activities in fiscal 2000 was approximately $6.8 million. The use of cash for financing activities in fiscal 2000 was primarily the result of repurchase of 720,000 shares of the Company's common stock for $12.5 million offset, by a decrease in restricted cash of approximately $2.3 million, and proceeds from sale of common stock of approximately $4.7 million. Cash provided by financing activities of approximately $1.8 million in fiscal 1999 primarily reflects a decrease in restricted cash of approximately $1.3 million and net proceeds from the issuance of common stock, offset, in part, by principal lease payments of $1.5 million.

The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. We could raise such funds by selling some our short-term investments, selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity, the ownership percentages of existing shareholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor, UMC or Tower, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity. Refer to Part I, Item 1- Investments and Notes 4 and 5 in the Notes to the Consolidated Financial Statements.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. These investments operate in markets that have experienced significant exchange rate and market price fluctuations over the year ended March 31, 2001. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, and therefore, their foreign currency risk is reduced. We did not hold any derivative financial instruments for trading purposes as of March 31, 2001.

Investment Risk

As of March 31, 2001, our short-term investment portfolio consisted of marketable equity securities in Chartered Semiconductor, UMC, Broadcom Corporation, PMC-Sierra and Vitesse Semiconductor, the future value of which is subject to market value fluctuations. Refer to Notes 2, 3, 4, 5, 6, 7 and 8 for further details.

In the past six months, marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential "other-than-temporary" declines in their value. Such evaluation included researching commentary from industry experts, analysts and other companies, all of whom were not optimistic that the semiconductor sector would recover in the quarter or two or three. Based on the continuing depression in the in investments' stock prices from those originally used to record the investment and coupled with the expectation that the stock prices will not significantly recover in the next 6 to 9 months, based on unfavorable business conditions for the companies in the semiconductor industry in general (including lower Fab capacity utilization at UMC), management determined that a write down was necessary as of March 31, 2001. As a result, the Company recorded a pre-tax loss of $506.8 million during the fourth quarter of fiscal 2001 based on the quote market price of the respective marketable securities as of March 31, 2001

Foreign Currency Risk

Based on our overall currency rate exposure at March 31, 2001, a near term 10.0% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance that there will not be a material impact in the future.

As of June 22, 2001, the Company owned approximately 340.0 million shares of UMC, a publicly traded Company in Taiwan. Since these shares are not tradeable in the United States they are subject to foreign currency risk. The market value of these holdings on June 22, 2001 based on the price per share of NTD 47.40 and the NTD/US dollar exchange rate of NTD 34.45 per US$ is US$467.8 million. The value of these investments could be impacted by foreign currency fluctuations which could have a material impact on the financial condition and results of operations of the Company in the future.

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


        (3) Exhibits - See Exhibit Index on page 36 of this Form 10-K Annual Report.

================================================================================
EXHIBIT INDEX

  Exhibit      Document Description
  Number
-----------  --------------------------------------------------------------
  3.01(A)    Registrant's Certificate of Incorporation
  3.02(A)    Registrant's Certificate of Elimination of Series A
             Preferred Stock
  3.03(F)    Registrant's Certificate of Amendment of Certificate of
             Incorporation
  3.04(A)    Registrant's Bylaws
  4.01(A)    Specimen of Common Stock Certificate of Registrant
 10.01+(K)   Registrant's 1992 Stock Option Plan adopted by Registrant on
             April 7, 1992 and amended through September 19, 1996, and
             related documents
 10.02+(A)   Registrant's Directors Stock Option Plan adopted by
             Registrant on October 1, 1993 and related documents
 10.03+(A)   Form of Indemnity Agreement used between Registrant and
             certain of its officers and directors
 10.04+(K)   Form of Indemnity Agreement used between the Registrant and certain of its officers
 10.05(B)    Sublease Agreement dated February 1994 between Registrant
             and Fujitsu America, Inc.
 10.06(B)    Net Lease Agreement dated February 1, 1994 between Registrant and
             Realtec Properties I L.P.
 10.07*I     Subscription Agreement dated February 17, 1995, by and among
             Registrant, Singapore Technology Pte. Ltd. and Chartered
             Semiconductor Manufacturing  Pte. Ltd.
 10.8*I      Manufacturing Agreement dated February 17, 1995, between
             Registrant and Chartered Semiconductor Manufacturing Pte.
             Ltd.
 10.9(D)     Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and
             Chartered Semiconductor Manufacturing Pte. Ltd.
 10.10*(D)   Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing
             Pte. Ltd.
 10.11*(E)   Foundry Venture Agreement dated July 8, 1995, by and among
             Registrant, S3 Incorporated and United Microelectronics Corporation
 10.12*(E)   Foundry Capacity Agreement dated July 8, 1995, by and among
             Registrant, Fabco, S3 Incorporated and United
             Microelectronics Corporation
 10.13*(F)   Foundry Venture Agreement dated September 29, 1995, between
             Registrant and United Microelectronics Corporation
 10.14*(F)   Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics
             Corporation
 10.15*(F)   Written Assurances Re: Foundry Venture Agreement dated
             September 29, 1995 by and among Registrant, FabVen and
             United Microelectronics Corporation
 10.16*(G)   Letter Agreement dated June 26, 1996 by and among Registrant, S3
             Incorporated and United Microelectronics Corporation
 10.17(H)    Stock Purchase Agreement dated as of June 30, 1996 by and
             among Registrant, S3 Incorporated, United Microelectronics
             Corporation and United Semiconductor Corporation
 10.18*(H)   Amendment to Fabco Foundry Capacity Agreement dated as of
             July 3, 1996 by and among Registrant, S3 Incorporated,
             United Microelectronics Corporation and United Semiconductor
             Corporation
 10.19(H)    Side Letter dated July 11, 1996 by and among Registrant, S3
             Incorporated, United Microelectronics Corporation and United
             Semiconductor Corporation
 10.20+(I)   1996 Employee Stock Purchase Plan
 10.21(J)    Letter Agreement dated December 23, 1996 by and among
             Registrant, S3 Incorporated, United Microelectronics
             Corporation and United Semiconductor Corporation
 10.22(K)    Trademark License Agreement dated as of October 17, 1996 between
             Registrant and Alliance Semiconductor International Corporation, a
             Delaware corporation, as amended through May 31, 1997
 10.23(K)    Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3
             Incorporated, United Microelectronics Corporation and United
             Semiconductor Corporation
 10.24(K)    Letter Agreement dated April 25, 1997 by and among
             Registrant, S3 Incorporated, United Microelectronics
             Corporation and United Semiconductor Corporation
 10.25*(K)   Restated DRAM Agreement dated as of February 28, 1996
             between Registrant and United Microelectronics Corporation
 10.26*(K)   First Amendment to Restated DRAM Agreement dated as of March 26,
             1996 between Registrant and United Microelectronics Corporation
 10.27*(K)   Second Amendment to Restated DRAM Agreement dated as of July 10,
             1996 between Registrant and United Microelectronics Corporation
 10.28(K)    Promissory Note and Security Agreement dated March 28, 1997 between Registrant and Matrix Funding Corporation
 10.29*(L)   Sale and Transfer Agreement dated as of March 4, 1998
 10.30(M)    Alliance Venture Management, LLC  Limited Liability Company
             Operating Agreement dated October 15, 1999
 10.31(M)    Alliance Venture Management, LLC  Amended Limited Liability
             Company Operating Agreement dated February 28, 2000
 10.32(M)    Alliance Ventures I, LP Agreement of Limited Partnership
             dated November 12, 1999
 10.33(M)    Alliance Ventures II, LP Agreement of Limited Partnership
             dated November 12, 1999
 10.34(M)    Alliance Ventures III, LP Agreement of Limited Partnership
             dated February 28, 2000
 10.35(N)    Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.
 10.36(N)    Additional Purchase Obligation Agreement, dated as of July 4,
             2000, by and between SanDisk Corporation and Tower Semiconductor
             Ltd.
 10.37(N)    Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk
             Corporation, The Israel Corporation, Registrant, Macronix
             International Co., Ltd.  and QuickLogic Corporation.

 10.38(N)    Consolidated Shareholders Agreement, dated as of January 18,
             2001 by and among SanDisk Corporation, The Israel
             Corporation, Registrant  and Macronix International Co., Ltd.
 10.39(N)    Alliance / Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.
 10.40(N)    Alliance / TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation
 10.41(O)    Alliance Venture Management, LLC  Amended Limited Liability
             Company Operating Agreement dated January 23, 2001
 10.42(O)    Alliance Ventures IV, LP Agreement of Limited Partnership
             dated January 23, 2001
 10.43(O)    Alliance Ventures V, LP Agreement of Limited Partnership
             dated January 23, 2001
 10.44(O)    Loan Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.
 10.45(O)    Share Pledge Agreement dated May 17, 2001, by and between
             Registrant and Citibank, N.A.
 21.01(O)    Subsidiaries of Registrant
 23.01(O)    Consent of PricewaterhouseCoopers LLP (San Jose, California)


+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
* Confidential treatment has been granted with respect to certain portions of this document.
** Confidential treatment has been requested with respect to certain portions of this document.
(A)The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.
(B)The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-KSB filed with the Commission on June 29, 1994.
(C)The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.
(D)The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on April 28, 1995.
(E)The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on July 24, 1995.
(F)The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on October 23, 1995.
(G)The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.
(H)The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.
(I)The document referred to is hereby incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.
(J)The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.
(K)The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Commission on June 27, 1997.
(L)The document referred to is hereby incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 19, 1998.
(M)The document referred to is hereby incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Commission on June 30, 2000.
(N)The document referred to is hereby incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 13, 2000.
(O)The document referred to is filed herewith.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Alliance Semiconductor Corporation


June 29, 2001             By:  /s/ N. Damodar Reddy
                               ------------------------------------
                          N. Damodar Reddy
                          Chairman of the Board, President, Chief Executive
                          Officer and Acting Chief Financial Officer
                          (Principal Executive Officer, and Principal Financial
                          and Accounting Officer)


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

Signature                Title                              Date

/s/ N. Damodar Reddy     Director, Chairman of the Board,   June 29, 2001
------------------------ President, Chief Executive
N. Damodar Reddy         Officer and Acting Chief
                         Financial Officer

/s/ C. N. Reddy          Director, Executive Vice           June 29, 2001
------------------------ President for Investments
C. N. Reddy

/s/ Sanford L. Kane      Director                           June 29, 2001
------------------------
Sanford L. Kane

/s/ Jon B. Minnis        Director                           June 29, 2001
------------------------
Jon B. Minnis

                       ALLIANCE SEMICONDUCTOR CORPORATION
                   Index to Consolidated Financial Statements


                                                                          Pages
Consolidated Financial Statements:

   Report of Independent Accountants.......................................F-2

   Consolidated Balance Sheets as of March 31, 2001 and 2000...............F-3

   Consolidated Statements of Operations for the years ended
   March 31, 2001, 2000 and 1999...........................................F-4

   Consolidated Statements of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999.....................................F-5

   Consolidated Statements of Cash Flows for the years ended
   March 31, 2001, 2000 and 1999...........................................F-6

   Notes to Consolidated Financial Statements..............................F-7

Financial Statement Schedule:

   Report of Independent Accountants.......................................F-23

   Schedule II - Valuation and Qualifying Accounts.........................F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Stockholders of
Alliance Semiconductor Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 25, 2001

                       ALLIANCE SEMICONDUCTOR CORPORATION
                           Consolidated Balance Sheets
                                 (in thousands)

                                                       March 31,
                                               -------------------------
                                                  2001         2000
                                               -----------  ------------
                      ASSETS
     Current assets:
       Cash and cash equivalents                   $6,109       $34,770
       Restricted cash                              1,925         2,804
       Short term investments (Notes              384,374       883,300
           2,3,4,5, 6, 7 and 8)
       Accounts receivable, net (Note 2)           18,001        15,858
       Inventory (Note 2)                          84,797        37,439
       Related party receivables (Note 18)          2,369         1,778
       Other current assets                         1,079         1,958
                                               -----------  ------------
            Total current assets                  498,654       977,907

     Property and equipment, net  (Note 2)         10,183         9,990
     Investment in United Microelectronics
       Corp. (excluding short term portion)       228,633       505,478
       (Notes 2 and 5)
     Investment in Tower Semiconductor             16,327             -
       Corporation (Note 2 and 11)                 80,461        26,646
     Alliance Ventures and other investments
       (Note 2, 9 and 10)
     Other assets                                  14,981           421
                                               -----------  ------------
            Total assets                         $849,239    $1,520,442
                                               ===========  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Short term borrowings (Note 2)             $22,234            $-
       Accounts payable                            76,130        27,133
       Accrued liabilities                          5,415        10,388
       Income taxes payable                         3,215         6,641
       Deferred income taxes (Note 13)            101,143       316,903
       Current portion of capital lease               858           905
         obligation (Note 12)
                                               -----------  ------------
            Total current liabilities             208,995       361,970
     Long term obligations (Note 12)               11,882         1,517
     Long term capital lease obligation (Note         686         1,197
       12)
     Deferred income taxes (Note 13)               80,387       191,803
                                               -----------  ------------
            Total  liabilities                    301,950       556,487
                                               -----------  ------------
     Commitments and contingencies (Notes
       12,16 and 17)

     Stockholders' equity:
       Preferred stock, $0.01 par value;
         5,000 shares authorized; none issued           -             -
         and outstanding
       Common stock, $0.01 par value; 100,000
         shares authorized; 42,725 and 42,406         427           424
         shares issued and 41,440 and 41,686
         shares outstanding
       Additional paid-in capital                 197,350       193,260
       Treasury stock (1,285 and 720 shares       (22,762)      (12,468)
         at cost)
       Retained earnings (deficit)                372,274       644,595
       Accumulated other comprehensive                  -       138,144
         income  (Note 2)
                                               -----------  ------------
           Total stockholders' equity             547,289       963,955
                                               -----------  ------------
           Total liabilities and
             stockholders' equity                $849,239    $1,520,442
                                               ===========  ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                  Year Ended March 31,
                             ----------------------------------------
                                 2001          2000          1999
                             ------------  ------------  ------------
 Net revenues                   $208,678       $89,153       $47,783
 Cost of revenues                187,913        58,428        60,231
                             ------------  ------------  ------------
   Gross profit (loss)            20,765        30,725       (12,448)
 Operating expenses:
   Research and development       13,766        14,568        14,099
   Selling, general and           19,691        15,962        12,652
     administrative
                             ------------  ------------  ------------
 Income (loss) from              (12,692)          195       (39,199)
   operations
 Gain on investments              75,801     1,049,130        15,823
 Write-down of marketabl        (509,449)            -             -
   securities and
   other investments
 Other income (loss), net           (200)           29        (1,126)
                             ------------  ------------  ------------
 Income (loss) before           (446,540)    1,049,354       (24,502)
   income taxes
 Provision (benefit) for        (179,956)      410,348         8,397
   income taxes
                             ------------  ------------  ------------
 Income (loss) before
   equity in income (loss)      (266,584)      639,006       (32,899)
   of investees
 Equity in income (loss) of       (5,737)        9,094        10,856
   investees
                             ------------  ------------  ------------
 Net income (loss)             $(272,321)     $648,100      $(22,043)
                             ============  ============  ============
 Net income (loss) per share:
     Basic
                                  $(6.58)       $15.49        $(0.53)
                             ============  ============  ============
     Diluted
                                  $(6.58)       $15.07        $(0.53)
                             ============  ============  ============
 Weighted average number of common shares:
     Basic                        41,376        41,829        41,378
                             ============  ============  ============
    Diluted                       41,376        42,992        41,378
                             ============  ============  ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                             Accumulated
                           Common Stock          Additional                     Other      Retained        Total
                    --------------------------    Paid in      Treasury     Comprehensive  Earnings     Stockholder's
                      Shares         Amount       Capital        Stock      Income (loss)  (Deficit)       Equity
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at March    40,449,988          $404      $183,099            $-      $(12,930)      $18,538      $189,111
  31, 1998

Issuance of common    1,158,635            12         1,926             -             -             -         1,938
  stock under
  employee stock
  plans
Cumulative                    -             -             -             -        (5,436)            -
  translation
  adjustments
Net loss                      -             -             -             -             -       (22,043)
Total                         -             -             -             -             -             -       (27,479)
  comprehensive loss
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at March    41,608,623           416       185,025             -       (18,366)       (3,505)      163,570
  31, 1999

Issuance of common      797,482             8         4,719             -             -             -         4,727
  stock under
  employee stock
  plans
Repurchase of                 -            -              -       (12,468)            -             -       (12,468)
  common stock (1)
Tax benefit on                -            -          3,516             -             -             -         3,516
  exercise of stock
  options
Cumulative                    -            -              -             -        18,366             -
  translation
  adjustments
Unrealized gain on            -            -              -             -       138,144             -
  investments
  (net of tax,
  $94,814)
Net income                    -            -              -              -            -       648,100
Total                         -            -              -              -            -             -       804,610
  comprehensive
  income
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at March    42,406,105           424       193,260       (12,468)      138,144       644,595       963,955
 31, 2000

Issuance of common
  stock under           319,246             3         2,349             -             -             -         2,352
  employee stock
  plans
Repurchase of                 -             -             -       (10,294)            -             -       (10,294)
  common stock (1)
Tax benefit on                -             -         1,741             -             -             -         1,741
  exercise of stock
  options
Unrealized loss on            -             -             -             -      (138,144)            -
  investments
Net income                    -             -             -             -             -      (272,321)
Total                         -             -             -             -             -             -      (410,465)
  comprehensive
  income
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at March    42,725,351          $427      $197,350      $(22,762)           $-      $372,274      $547,289
  31, 2001
                    ============  ============  ============  ============  ============  ============  ============

(1) At March 31, 2000 and 2001, the Company held 720,000 and 1,285,000 shares in treasury, which have not been retired. After taking into account these treasury shares, the net outstanding shares at March 31, 2000 and 2001 was 41,686,105 and 41,440,351, respectively.

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

               ALLIANCE SEMICONDUCTOR CORPORATION
              Consolidated Statements of Cash Flows
                         (in thousands)
                                          Year Ended March 31,
                                    ---------------------------------
                                      2001        2000        1999
                                    ----------  ---------  ----------

Cash flows from operating activities:
  Net Income (loss)                 $(272,321)  $648,100    $(22,043)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
   Depreciation and amortization        4,202      4,417       3,789
   Inventory write-downs               53,945        742      20,437
   Non-recurring compensation               -      3,655           -
     charge
   Equity in income of investees        5,737     (9,094)    (10,856)
   (Gain)/ loss on investments        (75,801 (1,049,130)    (15,823)
   Write-down of marketable           509,449          -           -
     securities and other investments
   Changes in assets and liabilities:
    Accounts receivable                (2,143)    (6,915)      6,773
    Inventory                        (101,303)   (25,254)       (989)
    Related party receivables            (591)        37      (1,815)
    Other assets                          993        (99)      1,622
    Accounts payable                   48,997     19,087     (27,668)
    Accrued liabilities                (4,973)        92      (2,446)
    Deferred income taxes            (221,877)   399,168      25,466
    Income tax payable                 (1,685)    10,157           -
    Long-term obligations              31,035      1,517           -
                                    ----------  ---------  ----------
Net cash provided by (used in)        (26,336)    (3,520)    (23,553)
operating activities
                                    ----------  ---------  ----------

Cash provided by (used in) investing activities:
  Purchase of property and             (4,395)    (2,816)     (2,609)
    equipment
  Proceeds from sale of
    securities of United                    -     21,481      31,662
    Semiconductor Corporation
  Proceeds from sale of                38,965     48,911           -
    securities of Broadcom
  Proceeds from sale of
    securities of Chartered            45,500          -           -
    Semiconductor, Co.
  Purchase of securities of                 -          -      (3,098)
    United Silicon, Inc.
  Investment in Tower                 (16,327)         -           -
     Semiconductor Corporation
  Other assets                        (14,674)         -           -

  Purchase of Alliance Venture        (66,007)   (28,696)     (1,000)
    and other investments
                                    ----------  ---------  ----------
Net cash provided by (used in)        (16,938)    38,880      24,955
  investing activities
                                    ----------  ---------  ----------

Cash flows from financing activities:
  Net proceeds from the issuance        2,352      4,727       1,938
    of common stock
  Principal payments on lease            (558)    (1,439)     (1,468)
    obligation
  Repurchase of common stock          (10,294)   (12,468)          -
  Short-term borrowings                22,234          -           -
  Restricted cash                         879      2,371       1,337
                                    ----------  ---------  ----------
Net cash provided by (used in)         14,613     (6,809)      1,807
  financing activities
                                    ----------  ---------  ----------
Net increase (decrease) in cash       (28,661)    28,551       3,209
  and cash equivalents
Cash and cash equivalents at           34,770      6,219       3,010
  beginning of the period
                                    ----------  ---------  ----------
Cash and cash equivalents at end       $6,109    $34,770      $6,219
  of the period
                                    ==========  =========  ==========

Supplemental disclosures of cash flow information:
  Cash paid (refunded) for income     $29,501       $355    $(17,736)
    taxes
                                    ==========  =========  ==========
  Cash paid for interest                 $733        $99        $214
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

The semiconductor industry is highly cyclical and has been subject to significant rapid technological changes at various times that have been characterized by diminished product demand, production overcapacity, product shortages due to production under-capacity and accelerated erosion of selling prices. The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing (such as that occurred with SRAM and DRAM pricing during the fourth quarter of fiscal year 2001, as well as, fiscal years 1999, 1998 and 1997), which is not within the control of the Company and which could have an adverse material effect on the Company's results of operations. The Company is unable to predict future prices for its products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, including Alliance Venture Management, LLC, Alliance Ventures, LP I, II, III, IV and V. (See Note 9). All significant inter-company accounts and transactions have been eliminated.

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

Basis of Presentation

For purposes of presentation, the Company has indicated its fiscal years as ending on March 31, whereas the Company's fiscal year actually ends on the Saturday nearest the end of March. The fiscal years ended March 31, 2001 and 2000 contained 52 weeks, while March 31, 1999 contained 53 weeks. Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal year 2001 presentation.

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

Short term Investments

The Company accounts for its short term investments in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2001, all short-term investment securities were designated as available-for-sale in accordance with SFAS 115.

Available-for-sale securities are carried at fair value using available market information. Unrealized gains and losses are generally reported in accumulated other comprehensive income (loss) in the balance sheet.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on the estimated net realizable value or current replacement cost. The Company also evaluates its open purchase order commitments on an on-going basis and accrues for any expected loss if appropriate.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years. Upon disposal, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Short and long term investments are subject to declines in market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal years 2000 and 2001, the Company entered into a number of "cashless collar" and "covered call" option transactions to partially hedge its holdings in Broadcom Corporation. In addition, during fiscal 2001, the Company entered into an "indexed debt" transaction to partially hedge its holdings in Vitesse Semiconductor Corporation. The Company may enter into other similar transactions in the future.

Since Chartered, UMC, Broadcom, Vitesse and PMC-Sierra are in the semiconductor business, as is the Company, they will be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. All of the risks that the Company may experience as a semiconductor company are also applicable to these companies. In addition, because they are semiconductor manufacturers, they are subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that the Company's investment in these companies will increase in value or even maintain their value. Because of the cyclical nature of the semiconductor industry, it is possible that these investments, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of these stocks. Additionally, because of the loss of its wafer production capacity rights if the Company sells more than 50% of its original holdings in Chartered or UMC, there can be no assurance that the Company can sell sufficient stock to realize its value on its investment in them.

The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, on occasion, may require letters of credit from its non-US customers. Sales to the Company's customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For the fiscal year ended March 31, 2001, no customers accounted for 10% or more of the Company's net revenues. For the fiscal year ended March 31, 2000, one customer accounted for approximately 10% of the Company's net revenues. For the fiscal year ended March 31, 1999, two customers accounted for approximately 15% and 13% of the Company's net revenues.

The Company conducts the majority of its business in U.S. dollars and foreign currency translation gains and losses have not been material in any one year. International sales accounted for approximately $131.5 million, $53.0 million, and $24.0 million of net revenues for the years ended March 31, 2001, 2000 and 1999, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company's policy is to grant options with an exercise price equal to the fair market value of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                    Year Ended March 31,
                                ------------------------------
                                 2001        2000       1999
                                --------   --------   --------
Net income/(loss) available to $(272,321)  $648,100   $(22,043)
  common shareholders
                                ========   ========   ========
Weighed average common shares   41,376       41,829     41,378
  outstanding (basic)
Effect of dilutive options           -        1,163          -
                                --------   --------   --------
Weighed average common shares     41,376     42,992     41,378
  outstanding (diluted)
                                ========   ========   ========

Net income/(loss) per share:
   Basic                         $(6.58)    $15.49     $(0.53)
                                ========   ========   ========
   Diluted                       $(6.58)    $15.07     $(0.53)
                                ========   ========   ========

Due to the Company incurring a net loss in 2001 and 1999, a calculation of EPS assuming dilution is not required for those years. At March 31, 2001 and 1999 there were 2,720,687 and 2,741,298 options outstanding to purchase common stock with respective weighted average purchase price of $11.11 and $5.37 that were excluded from the diluted loss per share computations because their effect would be anti-dilutive.

Comprehensive Income

In 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Total accumulated comprehensive loss for fiscal year 2001 and 1999 was $410.5 million and $27.5 million, respectively, compared to total accumulated comprehensive income of $804.6 million for fiscal 2000. The components of accumulated comprehensive income
(loss) are shown in the consolidated statements of shareholders' equity.

Segment Reporting

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment, memory products.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The Company has adopted SFAS No. 133 effective April 2, 2001 and as a result, the Company is required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gains or losses as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle.

NOTE 2.  Balance Sheet Components

Short-term Investments

Short-term investments include the following available-for-sale securities at March 31, 2001 and 2000 (in thousands):

                     March 31, 2001             March 31, 2000
                --------------------------  ------------------------
                  Number of      Market       Number of     Market
                    Shares       Value         Shares       Value
                -------------  -----------  ------------  ----------
UMC                198,315     $320,086       141,650     $548,752
Chartered            1,642       39,481         2,141      201,789
  Semiconductor
Broadcom               200        5,780           488       62,831
  Corporation
Vitesse                728       17,341           852       69,928
  Semiconductor
PMC-Sierra              68        1,686             -            -
                               -----------                ----------
Total                          $384,374                   $883,300
                               ===========                ==========

Long-term Investments

At March 31, 2001 and 2000, the Company's long-term investments were as follows (in thousands):

                         March 31, 2001             March 31, 2000
                    -------------------------  -------------------------
                      Number of      Cost        Number of       Cost
                        Shares       basis        Shares         basis
                    -------------  ----------  ------------   ----------
UMC                     141,653     $228,633       141,650     $505,478
Tower Semiconductor       1,233       16,327             -            -
Alliance Venture                      67,961                     26,646
  Investments
Solar Venture                         12,500                          -
  Partners, LP
                                   ----------                 ----------
Total                               $325,421                   $532,124
                                   ==========                 ==========

Accounts Receivable

                                    March 31,
                             -----------------------
                                2001        2000
                             ----------- -----------
                                 (in thousands)
Accounts receivable:
  Trade receivables            $21,582     $16,812
  Less allowance for            (3,581)       (954)
    doubtful accounts and
    sales related reserves
                             ----------- -----------
                               $18,001     $15,858
                             =========== ===========

Inventories

                                    March 31,
                             -----------------------
                                2001        2000
                             ----------- -----------
                                 (in thousands)
Inventory:
  Work in process               $41,350     $20,737
  Finished goods                 43,447      16,702
                             ----------- -----------
                                $84,797     $37,439
                             =========== ===========

Property and Equipment

                                    March 31,
                             -----------------------
                                2001        2000
                             ----------- -----------
                                 (in thousands)

Engineering and test            $16,715     $13,756
  equipment
Computers and software           11,769       9,474
Furniture and office                689       1,599
  equipment
Leasehold improvements            1,350       1,299
Land                                288         288
                             ----------- -----------
                                 30,811      26,416
Less:  Accumulated              (20,628)    (16,426)
  depreciation and
  amortization
                             ----------- -----------
                                $10,183      $9,990
                             =========== ===========

Depreciation and amortization expense for fiscal yeFars 2001, 2000 and 1999 were $4.2 million, $4.4 million and $3.8 million, respectively.

Property and equipment includes $2.2 million and $2.5 million of assets under capital leases at March 31, 2001 and 2000, respectively. Accumulated depreciation of assets under capital leases totaled $1,048,000 and $700,000 at March 31, 2001 and 2000, respectively.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensivFe income at March 31, 2000 were as follows:

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
                 ==========  ===========  =============

Short-term borrowings

At March 31, 2001, the Company had short-term borrowings from a brokerage firm of approximately $22.2 million dollars secured by a portion of its holdings in Chartered Semiconductor, bearing interest at a rate of 6.5% per annum.

NOTE 3. Write-Down of Marketable Securities

In the past six months, marketable securities held by the Company have experienced significant declines in their market value primary due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential "other-than-temporary" declines in their fair value. Such evaluation included researching commentary from industry experts, analysts, and other companies, all of whom were not optimistic that the semiconductor sector would recover in the next quarter or two or three. Based on the continuing depression in the investments' stock prices from those originally used to record the investment and coupled with the expectation that stock prices will not significantly recover in the next 6 to 9 months, based on unfavorable business conditions for companies in the semiconductor industry in general, management determined that a write-down was necessary as of March 31, 2001. As a result, the Company recorded a pre-tax, non-operating loss of approximately $509.4 million during the fourth quarter of fiscal 2001 based on the quoted price of the respective marketable securities as of March 31, 2001 as follows:

                             Pre-Tax
                            Write-Down
                             --------
                          (in thousands)
         UMC                 $460,014
         Broadcom              3,778
           Corporation
         Vitesse              32,298
         PMC-Sierra           10,777
         Other                 2,582
                             --------
         Total               $509,449
                             ========

At the end of the fourth quarter fiscal 2001, the Company wrote-down several of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $2.6 million. This was recorded in the write-down of marketable securities and other investments.

NOTE  4.  Investment  in  Chartered  Semiconductor  Manufacturing
Ltd. ("Chartered")

In February and April 1995, the Company purchased shares of Chartered Semiconductor ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab2," if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States. At March 31, 2000, the Company owned approximately 21.4 million ordinary shares or approximately 2.14 million American Depository Shares or "ADSs." These shares were subject to a six-month "lock-up," or no trade period, which expired in April 2000. In May 2000, Chartered completed a secondary public offering, in which the Company decided not to participate. The Companies shares were subject to an additional three-month "lock-up" which expired in August 2000. In June 2000, the underwriter of the secondary offering released the Company from the lockup, and the Company started selling some of its shares. The Company does not own a material percentage of the equity of Chartered. During fiscal 2001, the Company sold 500,000 shares and recognized a pre-tax non-operating gain of approximately $33.5 million. At March 31, 2001, the Company owned approximately 16.4 million ordinary shares or 1.64 million ADSs of Chartered.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more than 50% of its original holdings of Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

NOTE 5. Investment in United Microelectronics Corporation ("UMC")

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

Following the April 1998 USC stock sale, the Company owned approximately 15.5% of the outstanding shares of USC. In October 1998, USC issued 46 million shares to the Company by way of a dividend distribution. Additionally, USC made a stock distribution to its employees; thereby the Company's ownership in USC was reduced to 15.1% of the outstanding shares. In April 1999, USC issued 46 million shares to the Company by way of dividend distribution as well as distributions to other entities. As a result of these distributions, the Company owned approximately 14.8% of the outstanding shares.

Prior to the merger with UMC, the Company, as part of its investment in USC, was entitled to 25% of the output capacity of the wafer fabrication facility operated by USC as well as a seat on the board of directors of USC. As a result of the capacity rights and the board seat, Alliance had participated in both strategic and operating decisions of USC on a routine basis and concluded that it had significant influence on financial and operating decisions of USC. Accordingly, the Company accounted for its investment in USC using the equity method with a ninety-day lag in reporting the Company's share of results for the entity. In fiscal years 2000 and 1999 the Company reported its proportionate share of equity income of USC of $9.5 million and $10.9 million net of tax, respectively.

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

In June 1999, UMC, a publicly traded company in Taiwan, announced plans to merge four semiconductor wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation, into UMC and subsequently completed the merger in January 2000. The Company received 247.7 million shares of UMC stock for its 247.7 million shares, or 14.8% ownership of USC, and approximately 35.6 million shares of UMC stock for its 48.1 million shares, or 3.2% ownership of USIC. As a result of the merger, at March 31, 2000, the Company owned approximately 283.3 million shares, or approximately 3.2% of UMC, and maintained its 25% and 3.7% wafer capacity allocation rights in the former USC and USIC foundries, respectively,. As the Company does not have an ability to exercise significant influence over UMC's operations, the investment in UMC is accounted for as a cost method investment.

During the fiscal fourth quarter of 2000, the Company recognized a $908 million pre-tax non-operating gain as a result of the merger. The gain was computed based on the share price of UMC at the date of the merger (i.e. NTD 112, or US $3.5685), as well as the approximately $21.5 million additional gain related to the sale of the USC shares in April 1998. The Company has accrued $3.0 million for the Taiwan securities transaction tax in connection with the shares received by the Company. This transaction tax will be paid, on a per share basis, when the securities are sold.

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

Subsequent to the completion of the merger, the Company accounted for a portion (approximately 50% at March 31, 2000) of its investment in UMC, which became unrestricted on January 3, 2001, as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2000, the Company recorded an unrealized gain of approximately $25.7 million, which is net of deferred tax of $17.6 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet with respect to the short-term portion of the investments. The portion of the investment in UMC, which is restricted beyond twelve months (approximately 50% and 42% of the Company's holdings at March 31, 2000 and 2001, respectively), is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investments become unrestricted securities between 2002 and 2004.

At the end of the fourth quarter of fiscal 2001 the Company wrote-down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $460.0 million. (See Note 3). At March 31, 2001, the Company owned approximately
340.0 million shares of UMC. (See Note 2).

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more that 50% of its original holdings of UMC, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Note 6. Investment in Broadcom Corporation

In 1998, the Company was approached by a startup company, Maverick Networks, Inc. ("Maverick"), regarding their need for embedded memory in an internet router semiconductor that Maverick was designing. Because the Company was also interested in eventually entering the internet router semiconductor market, the Company entered into an agreement with Maverick which called for the Company to provide memory technology, access to the Company's wafer production rights, and cash to Maverick, in exchange for certain rights to Maverick's technology and stock in Maverick. On May 31, 1999, Maverick completed a transaction with Broadcom Corporation, resulting in the Company selling its 39% ownership interest in Maverick in exchange for 538,961 shares of Broadcom's Class B common stock. Based on Broadcom's closing share price on the date of sale, the Company recorded a pre-tax, non-operating gain in the first quarter of fiscal 2000 of approximately $51.6 million based on the closing share price of Broadcom at the date of the merger. During fiscal 2000, the Company sold 275,600 shares of Broadcom stock and realized an additional pre-tax, non-operating gain of approximately $23.7 million. In February 2000, Broadcom Corporation announced a two for one stock split. During fiscal 2001, the Company sold 287,522 shares and realized a pre-tax, non-operating gain of approximately $31.3 million. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in Broadcom and recognized a pre-tax, non-operating loss of approximately $3.8 million. (See Note 3). At March 31, 2001, the Company owned approximately 200,000 shares of Broadcom. (See Note 2).

Note 7. Investment in Vitesse Semiconductor Corporation

In August 1999, the Company made an investment in Orologic Corporation ("Orologic"), a fabless semiconductor company that develops high performance system on chip solutions. In November 1999, the Company transferred its interest in Orologic to Alliance Ventures I, to allow it to be managed by Alliance Venture Management. Subsequently, in March 2000, Vitesse Semiconductor Corporation ("Vitesse") acquired Orologic. In connection with this merger, Alliance Ventures I received 852,447 shares of Vitesse for its equity interest in Orologic. The Company records its investment in Vitesse Semiconductor Corporation as an available-for-sale marketable security in accordance with SFAS 115.

In January 2001, the Company entered into two derivative contracts ("Agreements") with Bear Stearns and received aggregate cash proceeds of $31.5 million. The Agreements have payment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. As such, under the Agreements, the Company must pay Bear Stearns an amount based on the market price of Vitesse Semiconductor Common Stock in January 2003, the maturity date of the Agreements. If the stock price of Vitesse Semiconductor exceeds the ceiling of the collar, then the settlement amount increases by an amount determined by a formula included in the Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar). If the stock price of Vitesse Semiconductor declines below the floor of the collar, then the settlement amount also decreases by the amount determined by a formula included in the Agreements (generally equal to the excess of the floor of the collar over the value of the stock). At March 31, 2001, the derivative contracts were in the money to the Company based on Vitesse Semiconductor's market price of $23.81 on that date. Under current accounting practice, the Company offsets the gain on the contracts with the loss on the Vitesse stock, both of which were recorded in the write-down of marketable securities in the fourth quarter of fiscal 2001. The pre-tax, non-operating gain on the contracts amounted to $20.6 million, representing their intrinsic value at March 31, 2001. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $52.9 million. (See Note 3). At March 31, 2001, the Company owned 728,293 shares of Vitesse. (See Note 2).

Vitesse's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse's and the Company's, sometimes move as a group, it is likely that Vitesse's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal 2001. Thus, there can be no assurance that the Company's investment in Vitesse will increase in value or even maintain its value.

Note 8. Investment in PMC-Sierra Corporation

In 1999, the Company made an investment in a start-up called Malleable Technologies, Inc. ("Malleable"). This investment was transferred to Alliance Venture I, LP, upon its creation. On June 27, 2000, PMC-Sierra, Inc. ("PMC") acquired Malleable. PMC exchanged 1.25 million shares of PMC stock for the remaining 85% interest of Malleable that PMC did not already own. In connection with the merger, Alliance Ventures I received 68,152 shares of PMC for its 7% interest in Malleable. Upon the completion of the merger, the Company reported a gain of approximately $11.0 million based on the closing share price of $182.875 of PMC on the date of the merger. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in PMC and recognized a pre-tax, non-operating loss of approximately $10.8 million. (See Note 3). At March 31, 2001, the Company owned 68,152 shares of PMC. (See Note 2).

PMC's  stock,  like  many  other  high  technology   stocks,   has  historically
experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like PMC's and the Company's, sometimes move as a group, it is likely that PMC's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal 2001. Thus, there can be no assurance that the Company's investment in PMC will increase in value or even maintain its value.

Note 9. Alliance Venture Management, LLC

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

At Alliance Venture Management's inception in November 1999, series A member units and series B member units in Alliance Venture Management were created. The unit holders of series A units and series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP ("Alliance Ventures III"), the management agreement for Alliance Venture
Management was amended to create series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP ("Alliance Ventures IV") and Alliance Ventures V, LP ("Alliance Ventures V"), the management agreement for Alliance Venture Management was amended to create series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively.

Each of the owners of the series A, B, C, D and E member units paid the initial carrying value for their shares of the member units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any series A, B, C, D or E member units and does not participate in the management fees generated by the management of the investment funds. Several of the Company's senior management hold the majority of the series A, B, C, D or E member units of Alliance Venture Management.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2001, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $22.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2001, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $38.6 million in 14 companies, with a total fund allocation of $100.0 million. As of March 31, 2001, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $4.0 million in two companies, with a total fund allocation of $40.0 million. As of March 31, 2001, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $6.5 million in three companies, with a total fund allocation of $60.0 million.

At the end of the fourth quarter fiscal 2001, the Company wrote-down certain of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $2.6 million. (See Note 3). Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the equity investees of Alliance Ventures was approximately $5.7 million for the year ended March 31, 2001.

Certain of the Company's officers have formed private venture funds, which invest in some of the same investments as the Company. Additionally, an outside venture fund has been formed in which certain of the Company's officers and employees, as well as the Company itself, has made similar venture investments, including investment in some of the same companies as Alliance Ventures.

Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. The market for these types of investments has, in the past, been successful and many venture capital funds have been profitable, and while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. It is possible that many or most, and maybe all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

Note 10. Investment in Solar Venture Partners, LP

In August 2000, the Company agreed to invest $20 million in Solar Venture Partners, LP ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. The Company has invested $12.5 million, $9.5 million is in the form of three promissory notes, which on March 31, 2001 were converted into a limited partnership interest in Solar. Due to changes in the venture capital market, Alliance has decided to limit its investment in Solar to $12.5 million already invested.

Certain of the Company's officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures.

Note 11. Investment in Tower Semiconductor Corporation

In August 2000, the Company entered into a share purchase agreement with Tower Semiconductor ("Tower") under which Alliance committed to make a $75 million strategic investment in Tower as part of Tower's plan to build its new fab. In return for its investment, Alliance will receive equity, corresponding representation on Tower's Board of Director and committed production capacity in the advanced fab, which Tower intends to build. Pursuant to the agreement, the Company purchased 1,233,241 ordinary shares of Tower for an aggregate purchase price of $31 million in the fourth quarter of fiscal 2001. The Company has an obligation to purchase an additional 1,466,760 ordinary shares in four equal increments upon occurrence of events relating to Tower's construction of FAB 2 as specified in the agreement. These additional shares are expected to be purchased by the Company during fiscal 2002 and 2003.

In connection with the share purchase agreement, the Company entered into a foundry agreement under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction by Alliance and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and Alliance's share purchase exercise price. At March 31, 2001, such wafer credits from Tower totaled $14.7 million and are included in other assets on the balance sheet. The wafer credits will be utilized as the Company purchases wafers from Tower in the future where 15% of order value will be applied against the wafer credits. Under the terms of the foundry agreement, the Company is guaranteed a capacity of up to 15% of available wafer starts but not to exceed 5,000 wafers starts per month. The guaranteed capacity may be reduced if the Company elects not to exercise its additional share purchase obligation. The Company accounts for its investment in Tower under the cost method based on the Company's inability to exercise significant influence over Tower's operations.

NOTE 12.  Long Term Obligations, Leases and Commitments

In January 2001, the Company entered into two derivative contracts ("Agreements") with Bear Stearns and received aggregate cash proceeds of $31.5 million. The Agreements have payment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. As such, under the Agreements, the Company must pay Bear Stearns an amount based on the market price of Vitesse Semiconductor Common Stock in January 2003, the maturity date of the Agreements. If the stock price of Vitesse Semiconductor exceeds the ceiling of the collar, then the settlement amount increases by an amount determined by a formula included in the Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar). If the stock price of Vitesse Semiconductor declines below the floor of the collar, then the settlement amount also decreases by the amount determined by a formula included in the Agreements (generally equal to the excess of the floor of the collar over the value of the stock). At March 31, 2001, the derivative contracts were in the money to the Company based on Vitesse Semiconductor's market price of $23.81 on that date and pre-tax, non-operating gain on the contracts of $20.6 million, representing their intrinsic value at March 31, 2001, was recorded. As a result, the Company's obligations under the Agreements were reduced to $10.9 million, which was included in long-term obligations at March 31, 2001.

Operating Leases

The Company leases its headquarters facility under an operating lease that expires in June 2006. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. In addition, the Company also leases sales and design center offices under operating leases, which expire between 2001 and 2007.

Future minimum fiscal rental payments under non-cancelable leases are as follows:

Fiscal Year  (in thousands)
-----------  --------------
   2002          $1,645
   2003           1,607
   2004           1,636
   2005           1,696
   2006           1,754
Thereafter          550
             -------------
Total payments   $8,888
             =============

Rent expense for fiscal 2001,  2000,  and 1999 was  $1,799,000,  $1,386,000  and
$635,000 respectively.

Capital Leases

At March 31, 2001, equipment under capital leases amounted to approximately $2.2 million compared to $2.5 million at March 31, 2000. The original lease terms ranged from three to five years.

The following is a schedule of future minimum fiscal lease payments under capital leases:

  Fiscal Year            (in thousands)
-------------------------  ----------
2002                         $908
2003                          686
2004                          100
                           ----------
Total payments minimum      1,694
  lease payments
Amount representing          (150)
  interest
                           ----------
                            1,544
Less current portion         (858)
                           ----------
Long-term capital lease      $686
  obligations
                           ==========

Letters of Credit

At March 31, 2001, approximately $1.9 million in standby letters of credit were outstanding and expire through April 1, 2002, secured by restricted cash.


NOTE 13.  Provision (benefit) for income taxes

The provision (benefit) for income taxes is comprised of the following:

                             March 31,
                  ------------------------------
                   2001       2000       1999
                  --------  ---------  ---------
                         (in thousands)
Current:
  Federal         $28,969    $14,340         $-
  State             5,291        228          -
  Foreign              34          -          -
                  --------  ---------  ---------
                   34,294     14,568          -
                  --------  ---------  ---------
Deferred:
  Federal        (185,070)   340,351      8,397
  State           (29,180)    55,429          -
                  --------  ---------  ---------
                 (214,250)   395,780      8,397
                  --------  ---------  ---------
   Total        $(179,956)  $410,348     $8,397
provision
(benefit)
                  ========  =========  =========

Deferred tax assets (liabilities) comprise the following:

                              March 31,
                        ------------------
                          2001      2000
                         -------  ---------
                          (in thousands)
Inventory reserves       $14,743     $1,982
Accrued expenses and       1,839      4,198
  reserves
Other                      3,866          -
                         -------  ---------
  Gross deferred tax      20,448      6,180
assets
Investment in UMC       (193,102)  (398,851)
Investment in Broadcom    (2,254)   (25,127)
Investment in Chartered        -    (61,129)
Investment in Vitesse     (6,549)   (27,952)
Investment in PMC-Sierra     (73)         -
Other                          -     (1,827)
                         -------  ---------
  Gross deferred tax    (201,978)  (514,886)
liabilities
                         -------  ---------
                       $(181,530) $(508,706)
                         =======  =========

The provision (benefit) for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

                                Year Ended March 31,
                         -----------------------------------
                            2001       2000         1999
                         ----------  ----------  -----------
                          (in thousands, except percentages)
Federal statutory rate       35%         35%         35%
Tax at federal            $(156,289)   $367,274     $(8,531)
  statutory rate
State taxes, net of         (25,893)     59,813           -
  federal benefit
Change in valuation               -     (17,815)      8,397
  allowance
Current year losses and
  timing differences              -           -       8,531
  with no tax benefit
  recognized
Other, net                    2,226       1,076           -
                         ----------  ----------  -----------
  Total                   $(179,956)   $410,348      $8,397
                         ==========  ==========  ===========

The tax benefit associated with the exercises of non-qualified stock options and disqualifying dispositions of incentive stock options reduced taxes currently payable by $1.7 million and $3.5 million in fiscal years 2001 and 2000, respectively.

Note 14.  Stock Option Plans

1992 Stock Option Plan

In April 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") and reserved 5,625,000 shares of common stock for issuance to employees and consultants of the Company. The Board of Directors may terminate the Plan at any time at its discretion. On September 30, 1993, the number of shares of common stock reserved for issuance under the Plan was increased to 7,875,000 and on September 14, 1995, the number of shares reserved for issuance under the Plan was increased to 9,000,000. On August 31, 1999, the number of shares reserved for issuance under the Plan was increased by 2,000,000 to 11,000,000. On September 8, 2000, the number of shares reserved for issuance under the Plan was increased by 2,000,000 to 13,000,000. The Option Plan, which has a term of ten years, provides for incentive as well as nonqualified stock options.

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

The following table summarizes grant and stock option activity under the Plan and the Directors' Plan for fiscal years 2001, 2000, and 1999:

                               Options        Options Outstanding
                             ------------  --------------------------
                              Available     Shares       Weighted
                              for Grant               Average Prices
                             ------------  ---------- ---------------
Balance at March 31, 1998      1,358,489    3,675,431      $5.81
  Options granted             (1,405,150)   1,405,150       3.52
  Options canceled             1,352,324   (1,352,324)      7.23
  Options exercised                    -     (986,959)      1.56
                             ------------  ---------- ---------------
Balance at March 31, 1999      1,305,663    2,741,298      $5.37
  Options authorized           2,000,000            -
  Options granted             (1,150,950)   1,150,950     $11.91
  Options canceled               925,374     (925,374)     $5.49
  Options exercised                    -     (677,717)     $5.85
                             ------------  ---------- ---------------
Balance at March 31, 2000      3,080,087    2,289,157      $8.44
  Options authorized           2,000,000            -
  Options granted               (627,250)     627,250     $19.46
  Options canceled               267,850     (267,850)    $13.93
  Options exercised                    -     (274,195)     $5.51
                             ------------  ---------- ---------------
Balance at March 31, 2001      4,720,687    2,374,362     $11.11
                             ============  ========== ===============

As of March 31, 2001, options to purchase approximately 523,772 shares of common stock were exercisable. Options granted vest over a period of four to five years.

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2001, 2000,and 1999 was $14.69, $8.57, and $2.44 per option, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 2001, and related weighted average exercise price and contractual life information are as follows:

                   Outstanding and Exercisable by Price Range

                Number      Weighted    Weighted      Number      Weighted
  Range of    Outstanding    Average     Average    Vested and    Average
  Exercise       As of      Remaining   Exercise   Exercisable    Exercise
   Prices      March 31,   Contractual    Price    As of March     Price
                 2001         Life                   31, 2001
------------- ------------ ------------ ---------- -------------  ---------
  $2.09 -      573,230         3.66       $2.94     189,710         $3.18
   $4.06
  $4.50 -      475,082         2.56       $6.97     175,862         $7.08
   $10.94
  $11.06 -     270,620         4.41      $11.18      54,124        $11.18
   $11.19
  $11.25 -     551,430         4.84      $13.06      80,776        $12.98
   $17.25
  $17.94 -     275,500         5.11      $19.71       1,000        $18.50
   $20.50
  $20.75 -     228,500         5.18      $25.07      22,300        $25.52
   $29.13
------------- ------------ ------------ ---------- -------------  ---------
  $2.09 -     2,374,362        4.11      $11.11     523,772         $7.81
   $29.13
============= ============ ============ ========== =============  =========

The following assumptions are included in the estimated grant date fair value calculations for stock options:

                2001        2000         1999
              ---------   ----------  ------------
Expected life   5.00        5.00         5.00
                years       years        years
Risk-free       4.8%        6.7%          5.7%
  interest rate
Volatility     87.6%        86.0%        88.0%
Dividend        0.0%         0.0%         0.0%
  yield

Employee Stock Purchase Plan

In September 1996, the Company and its shareholders approved an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its designated subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the common stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee's compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 750,000 shares of common stock authorized under the ESPP, 45,051, 119,765, and 171,676 shares were issued during fiscal 2001, 2000, and 1999, respectively. At March 31, 2001, there were 280,579 shares available under the ESPP.

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

                2001        2000         1999
              ---------  -----------  -----------
Expected life 6 months    6 months     6 months
Risk-free       3.6%        6.4%         4.9%
  interest rate
Volatility     87.6%       78.0%        88.0%
Dividend        0.0%        0.0%         0.0%
  yield

The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase common stock under the ESPP granted in fiscal 2001, 2000, and 1999 was $8.43, $2.24, and $2.55 per share, respectively.

Pro Forma Net Income (Loss) and Pro Forma Net Income (Loss) Per
Share

Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors' Plan and its ESPP, the Company's pro forma net income (loss) and pro forma net income (loss) per share for the years ended March 31, 2001, 2000, and 1999, would have been as follows (in thousands, except per share data):

                              March 31,
                  -------------------------------
                    2001       2000       1999
                  ---------  ---------  ---------
Pro forma income  $(274,635)  $646,905   $(23,231)
(loss):
Pro forma net
  loss per share:
  Basic             $(6.64)     $15.47     $(0.56)
  Diluted           $(6.64)     $15.05     $(0.56)

NOTE 15.  401(k) Salary Savings Plan

Effective May 1992, the Company adopted the Salary Savings Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, the Company agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company's matching contribution vests over five years. In fiscal year 2001, 2000 and 1999 the Company contributed approximately $115,000, $131,000 and $0, respectively.

NOTE 16.  Legal Matters

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd.
v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

NOTE 17. Antidumping  Proceeding  (Taiwan-manufactured  SRAMs and
DRAMs)

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is unsuccessful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is successful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry.

On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. At March 31, 2001, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

NOTE 18.  Related Party Transactions

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1,735,000. The officers' loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. The officer loans were extended to December 31, 2001. As of March 31, 2001, $1,616,000 was outstanding under these loans with accrued interest of $252,000.

In fiscal year 2000, the Company made wafer purchases from USC of approximately $15.1 million prior to the merger with UMC in January 2000. After the completion of the merger in January 2000, the Company purchased $1.5 million of wafers from UMC. In fiscal year 1999, the Company made wafer purchases $8.8 million from USC.

NOTE 19.  Segment and Geographic Information

The Company operates in one reportable segment, memory products. The memory products segment includes; Static Random Access Memories ("SRAMs"), Dynamic Random Access Memories ("DRAMs"), and Flash Memories ("Flash").

The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer's location.

                          Year Ended March 31,
                    -------------------------------
                      2001       2000       1999
                    ---------  ---------  ---------
                            (in thousands)
United States        $77,114    $36,088     $23,770
Taiwan                35,666     11,310       6,061
Japan                 36,775     10,251       3,269
Asia (except          19,069      6,211       5,807
Taiwan and Japan)
Europe (except UK)    18,724     15,042       8,196
UK                    20,363     10,251         371
Rest of world            967          -         309
                    ---------  ---------  ---------
   Total            $208,678    $89,153     $47,783
                    =========  =========  =========

International net revenues in fiscal 2001 increased by 148% over fiscal 2000. International net revenues are derived from customers in Europe, Asia and the rest of the world. The largest increase in international net revenues was to customers in Asia, which increased approximately 236% over fiscal year 2000. This increase was due to an overall increase in product demand and higher average selling prices during the first three fiscal quarters of the year. International revenues increased 195% in fiscal 2000 compared to fiscal 1999. The largest increase in international net revenues was to customers in Europe, which was attributable to overall increase in product demand and higher average selling prices.

NOTE 20.  Subsequent Events (unaudited)

In May 2001, the Company paid $11.0 million to Tower Semiconductor, in accordance with the terms of the share purchase agreement between the two companies.

In May 2001, the Company entered into a secured loan agreement (the "Loan Agreement") with Citibank, N.A for up to $60 million. Under the terms of the Loan Agreement, the loan will mature on November 19, 2001 and bears interest at a per annum rate equal to LIBO Rate plus one percent. Both the principal and accrued interest are payable upon maturity. The borrowings under the Loan Agreement are secured by 181,670,000 shares of UMC common stock held by the Company.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
of Alliance Semiconductor Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 25, 2001, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2)(I) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 25, 2001

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 Schedule II: Valuation and Qualifying Accounts
                                 (in thousands)


                                  Balance at                         Balance
           Description             beginning   Additions Reduction   at end
                                   of period                        of period
---------------------------------  ----------  --------- ---------  ---------
Year ended March 31, 2001
  Allowance for  doubtful              $954      $3,310     $(683)    $3,581
    accounts and sales-related
    reserves
  Inventory related reserves for     $8,270     $37,886   $(8,216)   $37,940
    excess and obsolescence; and
    lower of cost or market issues
Year ended March 31, 2000
  Allowance for doubtful             $2,527      $6,209   $(7,782)      $954
    accounts and sales-related
    reserves
  Inventory related reserves for    $15,701      $5,862  $(13,293)    $8,270
    excess and obsolescence;
    and  lower of cost or market
    issues
Year ended March 31, 1999
  Allowance for doubtful             $2,010      $3,193   $(2,676)    $2,527
    accounts   and   sales-related
    reserves
  Inventory related reserves for    $14,967     $20,437  $(19,703)   $15,701
    excess and obsolescence; and
    lower of cost or market issues