Form 10-Q
period 2001-06-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2001-08-14
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -------------------
                                    FORM 10-Q


(MarkOne)

[x] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended June 30, 2001, or

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

As of August 10, 2001, there were 42,840,441 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                                    Form 10-Q
                       for the Quarter Ended June 30, 2001




                                      INDEX

                                                                            Page
Part I  Financial Information

 Item 1 Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited) as of June
        30, 2001 and March 31, 2001...........................................3

        Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2001 and 2000.........................4

        Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2001 and 2000.........................5

        Notes to Condensed Consolidated Financial Statements
        (unaudited)6

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

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                         June 30,     March 31,
                                                           2001         2001
                                                      -----------  ------------
                      ASSETS
    Current assets:
      Cash and cash equivalents                        $   3,907      $   6,109
      Restricted cash                                      1,925          1,925
        Short term investments                           330,638        384,374
      Accounts receivable, net                             4,644         18,001
      Inventory                                           73,920         84,797
        Related party receivables                          2,419          2,369
      Other current assets                                 2,547          1,079
                                                       ---------      ---------
           Total current assets                          420,000        498,654

    Property and equipment, net                            9,839         10,183
    Investment in United Microelectronics                228,633        228,633
      Corp. (excluding short term portion)
    Investment in Tower Semiconductor                     20,911         16,327
    Alliance Ventures and other investments               81,944         80,461
    Other assets                                          21,394         14,981
                                                       ---------      ---------
           Total assets                                $ 782,721      $ 849,239
                                                       =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Short term borrowings                            $  81,046      $  22,234
      Accounts payable                                    24,847         76,130
      Accrued liabilities                                  5,590          5,415
        Income taxes payable                                --            3,215
        Deferred income taxes                             76,986        101,143
        Current portion of long-term capital                 628            858
         lease obligation
                                                       ---------      ---------
           Total current liabilities                     189,097        208,995
    Long term obligations                                  6,969         11,882
    Long term capital lease obligation                       686            686
    Deferred income taxes                                 80,387         80,387
                                                       ---------      ---------
           Total liabilities                             277,139        301,950
                                                       ---------      ---------


    Stockholders' equity:
      Common stock                                           428            427
      Additional paid-in capital                         197,888        197,350
      Treasury stock                                     (22,762)       (22,762)
      Retained earnings                                  361,295        372,274
      Accumulated other comprehensive income             (31,267)          --
                                                       ---------      ---------
       Total stockholders' equity                        505,582        547,289
                                                       ---------      ---------
          Total liabilities and stockholders' equity   $ 782,721      $ 849,239
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                         Three months ended
                                                               June 30,
                                                       ------------------------
                                                           2001         2000
                                                       ------------ -----------

Net revenues                                           $ 12,068        $ 47,404
Cost of revenues                                         17,180          29,883
                                                       --------        --------
Gross profit (loss)                                      (5,112)         17,521
                                                       --------        --------
Operating expenses:
  Research and development                                3,061           3,591
  Selling, general and administration                     4,015           4,514
                                                       --------        --------
   Total operating expenses                               7,076           8,105
                                                       --------        --------
Income (loss) from operations                           (12,188)          9,416
Gain on investments                                          43          47,517
Write-down of other investments                          (4,528)           --
Other income (expense), net                                 (98)            340
                                                       --------        --------
Income (loss) before income taxes, equity in income     (16,771)         57,273
 (loss)of investees and cumulative effect of
 accounting change
Provision (benefit) for income taxes                     (5,870)         23,310
                                                       --------        --------
Income (loss) before equity in income (loss) of         (10,901)         33,963
 investees and cumulative effect of accounting change
Equity in income (loss) of investees                     (2,133)           (698)
Cumulative effect of accounting change                    2,055            --
                                                       --------        --------
  Net income (loss)                                    ($10,979)       $ 33,265
                                                       ========        ========

Net income (loss) per share
   Basic                                               ($  0.26)       $   0.80
                                                       ========        ========
   Diluted                                             ($  0.26)       $   0.78
                                                       ========        ========
Weighted average number of common shares
   Basic                                                 41,483          41,543
                                                       ========        ========
   Diluted                                               41,483          42,778
                                                       ========        ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            Three months ended
                                                                  June 30,
                                                           --------------------
                                                              2001       2000
                                                           ---------   --------
Cash flows from operating activities:
  Net income                                              ($10,979)    $ 33,265
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                               857        1,038
   Equity in (income) loss of investees                      2,133          698
   (Gain) loss on investments                                  (43)     (47,517)
   Other income                                             (1,478)
   Accrued interest                                            652
   Write down of investments                                 4,528         --
   Cumulative effect of accounting charge                   (2,055)        --
   Inventory write down                                      6,028         --
   Changes in assets and liabilities:
    Accounts receivable                                     13,357      (10,802)
    Inventory                                                4,849      (13,081)
    Related party receivables                                  (50)         (23)
    Other assets                                            (1,465)         197
    Accounts payable                                       (51,283)       7,441
    Accrued liabilities                                        914        1,206
    Deferred income tax                                     (3,266)       4,459
    Income tax payable                                      (3,215)       7,057
                                                          --------     --------
   Net cash provided by (used in) operating activities     (40,516)     (16,062)
                                                          --------     --------

Cash provided by (used in) investing activities:
  Purchase of property and equipment                          (513)      (1,044)
  Proceeds from sale of marketable securities                 --         45,582
  Investment in Tower Semiconductor Corporation            (11,000)
  Purchase of Alliance Venture and other investments        (9,294)     (16,350)
                                                          --------     --------
   Net cash provided by (used in) investing activities     (20,807)      28,188
                                                          --------     --------

Cash provided by (used in) financing activities:
  Net proceeds from issuance of common stock                   539          760
  Principal payments on lease obligation                      (230)        (253)
  Repurchase of common stock                                  --         (5,319)
  Short term borrowings                                     58,812         --
  Restricted cash                                             --            (18)
                                                          --------     --------
   Net cash provided by (used in) financing activities      59,121       (4,830)
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents        (2,202)       7,296
Cash and cash equivalents at beginning of the period         6,109       34,770
                                                          --------     --------
Cash and cash equivalents at end of the period            $  3,907     $ 42,066
                                                          ========     ========

Schedule of noncash financing activities:
  Property and equipment leases                           $   --       $    468
                                                          ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2001 and 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2001.

For purposes of presentation, the Company has indicated the first three months of fiscal 2002 and 2001 as ending on June 30; whereas, in fact, the Company's fiscal quarters ended on June 30, 2001 and July 1, 2000, respectively. The financial results for the first quarter of fiscal 2002 and 2001 were reported on a 13-week quarter.

The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, and the Company makes no representations related thereto.

Note 2. Balance Sheet Components

                      June 30,     March 31,
                       2001          2001
                   ------------  -----------
Inventory:
  Work in process     $39,022       $41,350
  Finished goods       34,898        43,447
                   ------------  -----------
                      $73,920       $84,797
                   ============  ===========


NOTE  3.  Investment in Chartered Semiconductor Manufacturing Ltd. ("Chartered")

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

The Company does not own a material percentage of the equity of Chartered. In the first quarter of fiscal 2001, the Company sold 500,000 shares of Chartered, recording a realized gain of approximately $33.5 million. At June 30, 2001, the Company owned approximately 1.64 American Depository shares of "ADSs." In the first quarter of fiscal 2002, the Company has recorded an unrealized loss of approximately $1.2 million, net of deferred tax of approximately $796,000 as a part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more than 50% of its original holdings of Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

NOTE 4. Investment in United Microelectronics Corporation ("UMC")

At June 30, 2001, the Company owned approximately 340.0 million shares of UMC, representing approximately 3.0% ownership. The portion of the investment in UMC for which sale of shares is restricted beyond twelve months (approximately 42% of the Company's holdings at June 30, 2001) is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investment becomes unrestricted securities between 2002 and 2004.

At the end of the fourth quarter of fiscal 2001, the Company wrote-down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $460.0 million. At June 30, 2001, the Company recorded an unrealized loss of approximately $34.0 million, net of deferred tax of $22.9 million, as part of accumulated other comprehensive income in the stockholder's equity section of the balance sheet with respect to the short-term portion of the investments.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more that 50% of its original holdings of UMC, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Note 5. Investment in Broadcom Corporation

The Company accounts for its investment in Broadcom as an available for sale security in accordance with FAS 115. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in Broadcom and recognized a pre-tax, non-operating loss of approximately $3.8 million. At June 30, 2001, the Company owned 200,000 shares of Broadcom and recorded an unrealized gain of approximately $1.7 million, which is net of deferred tax of approximately $1.1 million, as part of the accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

Note 6. Investment in Vitesse Semiconductor Corporation

Prior to January 2001, the Company accounted for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115. In January 2001, the Company entered into two derivative contracts ("Agreements") with a brokerage firm and received aggregate cash proceeds of $31.5 million. The Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company accounts for its derivative contracts as a derivative instrument in accordance with SFAS 133 (see Note 11). Vitesse shares not subject to the derivative contracts are accounted for as an available-for-sale marketable security in accordance with SFAS 115. In the quarter ending June 30, 2001,the Company recorded an unrealized gain of approximately $398,000 net of deferred tax of $269,000, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet, with respect to the 238,293 unhedged Vitesse shares.

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

Note 7. Investment in PMC-Sierra Corporation

The Company records its investment in PMC-Sierra, Inc. as an available for sale marketable security in accordance with SFAS 115. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in PMC and recognized a pre-tax, non-operating loss of approximately $10.8 million. At June 30, 2001, the Company owns 68,152 shares of PMC-Sierra and recorded an unrealized gain of approximately $258,000, which is net of deferred tax of $246,000, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

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

Note 8. Alliance Venture Management, LLC

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

As of June 30, 2001, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested approximately $23.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of June 30, 2001, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $38.8 million in 14 companies, with a total fund allocation of $100.0 million. As of June 30, 2001, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $12.0 million in four companies, with a total fund allocation of $40.0 million. As of March 31, 2001, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $7.5 million in five companies, with a total fund allocation of $60.0 million.

In the first quarter of fiscal 2002, the Company wrote-down an investment in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $4.5 million. Several of the Alliance Venture investments are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. For the quarter ended June 30, 2000 and 2001, respectively, the total equity in the income (loss) of equity investees was approximately $698,000 and $2.1 million, net of tax.

Certain of the Company's officers have formed private venture funds, which invest in some of the same investments as the Company.

Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. While the Company has been successful in some of its recent investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. It is possible that many or most, and maybe all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

Note 9.  Investment in Solar Venture Partners, LP

In August 2000, the Company agreed to invest $20 million in Solar Venture Partners, LP ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. As of June 30, 2001, the Company has invested $12.5 million. Due to changes in the venture capital market, the Company has decided to limit its investment in Solar to $12.5 million already invested.

Certain of the Company's officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures.

Note 10. Investment in Tower Semiconductor Corporation

In August 2000, the Company entered into a share purchase agreement with Tower Semiconductor ("Tower") under which Alliance committed to make a $75 million strategic investment in Tower as part of Tower's plan to build its new fab. In return for its investment, Alliance will receive equity, corresponding representation on Tower's Board of Director and committed production capacity in the advanced fab, which Tower intends to build. Pursuant to the agreement, the Company purchased 1,233,241 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $31 million in the fourth quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company purchased an additional 366,690 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $11.0 million. At June 30, 2001, the Company has purchased a total of 1.6 million ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $42.0 million. The Company has an obligation to purchase an additional 1,100,070 ordinary shares in three equal increments upon occurrence of events relating to Tower's construction of FAB 2 as specified in the agreement. These additional shares are expected to be purchased by the Company during fiscal 2002 and 2003.

In connection with the share purchase agreement, the Company entered into a foundry agreement under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction by Alliance and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and Alliance's share purchase exercise price. At June 30, 2001, such wafer credits from Tower totaled $21.1 million and are included in other assets on the balance sheet. The wafer purchase credits will be utilized as the Company purchases wafers from Tower in the future where 15% of order value will be applied against the wafer Under the terms of the foundry agreement, the Company is guaranteed a capacity of up to 15% of available wafer starts but not to exceed 5,000 wafers starts per month. The guaranteed capacity may be reduced if the Company elects not to exercise its additional share purchase obligation. The Company accounts for its investment in Tower under the cost method based on the Company's inability to exercise significant influence over Tower's operations

Note 11. Derivative Instruments and Hedging Activities

The Company has an investment in the common stock of Vitesse  Semiconductor (see
Note 6 above). The Company's investment exposes it to a risk related to the effects of changes in the price of Vitesse Semiconductor common stock. The financial exposure is monitored and managed by the Company. The Company's risk management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company uses cashless collars, which are combinations of option contracts to hedge this risk.

By using derivative financial instruments to hedge exposures to changes in share prices, the Company exposes itself to credit risk and market risk. Credit risk is a risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume any repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transaction with high-quality counterparties, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties.

All derivatives are recognized on the balance sheet at their fair market value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized assets or liability or (2) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument). Since April 1, 2001, the Company has designated all derivative contracts as a fair value hedge and has not entered into derivatives for purposes of trading. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the current period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets on the balance sheet. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in the hedging transactions have been highly effective in offsetting changes in fair value of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative if no longer effective in offsetting changes in the fair value of a hedged item; (2) that the derivative expires or is sold, terminated or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

In January 2001, the Company entered into two derivative contracts (the "Agreements") with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company, at its option, may settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Agreement based upon the market price of the Vitesse shares on the settlement date. Under the Agreements, if the stock price of Vitesse exceeds the ceiling of the collar, then the settlement amount also increases by an amount determined by a formula included in the Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar, then the settlement amount also decreases by an amount determined by a formula included in the Agreements (generally equal to the excess of the floor of the collar over the value of the stock.)

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on April 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $2.1 million cumulative effect adjustment in earnings as of April 1, 2001.

Note 12. Short-term borrowings

During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm, secured by a portion of its holdings in Chartered Semiconductor, bearing interest at a rate of 5.0% per annum.

During the first quarter of fiscal 2001, the Company entered into a secured loan agreement (the "Loan Agreement") with Citibank, N.A. for up to $60 million. Under the terms of the Loan Agreement, the loan will mature on November 19, 2001 and bears interest at a per annum rate equal to LIBO Rate plus one percent. Both the principal and accrued interest are payable upon maturity. The borrowings under the Loan Agreement are secured by 181,670,000 shares of UMC common stock held by the Company. At June 30, 2001, the Company had borrowed $58.5 million with accrued interest of approximately $340,000.

At June 30, 2001, the Company had short-term borrowings totaling $81.0 million.

Note 13. Comprehensive Income

The following are the components of comprehensive income:

                                 Three months ended
                                      June 30,
                                ---------------------
                                  2001        2000
                                ----------  ---------
 Net income (loss)              ($10,979)   $33,265
 Unrealized gain (loss) on       (31,267)   (80,974)
   marketable securities (net
   of deferred taxes of
   $21,111 and $55,576 at June
   30, 2001 and 2000, respectively)
                                ----------  ---------
   Comprehensive income (loss)  ($42,246)   ($47,709)
                                ==========  =========

The components of accumulated other comprehensive income are as follows:

                               June 30,     March 31,
                                 2001         2001
                              -----------  ------------
Unrealized loss on             ($31,267)       $   -
  marketable securities
  (net of deferred taxes of
  $21,111 and none at June
  30, 2001 and March 31,
  2001, respectively)
                              -----------  ------------
Accumulated other              ($31,267)       $   -
comprehensive
income (loss)
                              ===========  ============


Note 14. Letters of Credit

As of June 30, 2001, approximately $150,000 of standby letters of credit were outstanding and expire on or before September 1, 2001, which are secured by restricted cash.

Note 15. Net Income Per Share

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

The computations for basic and diluted EPS are presented below:

                                  Three months ended
                                       June 30,
                               ----------------------
                                   2001        2000
                                -----------  ---------
Net income (loss)               ($10,979)     $33,265
                                ===========  =========
Weighted average shares           41,483       41,543
  outstanding
Effect of dilutive employee            -        1,235
  stock options
                                -----------  ---------
Average shares outstanding        41,483       42,778
  assuming dilution
                                ===========  =========
Net income (loss) per share:
   Basic                          ($0.26)       $0.80
                                ===========  =========
   Diluted                        ($0.26)       $0.78
                                ===========  =========

The following are not included in the above calculation, as they were considered anti-dilutive:

                               Three months ended
                                    June 30,
                             -----------------------
                               2001         2000
                             ----------  -----------
Employee stock options          769         108
  outstanding
                             ==========  ===========

Note 16.  Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of interests-method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

Note 17.  Legal Matters

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

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United

States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is unsuccessful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is successful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. At June 30, 2001, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

Note 18.  Subsequent Events

On July 2, 2001, Adaptec, Inc. announced its acquisition of Platys Communications, Inc., an equity investee of Alliance Venture Management, LLC. In connection with the merger, the Company will receive approximately $35 million in cash and shares of Adaptec for its 23.2% interest in Platys. Based on the closing share price of Adaptec on July 2, 2001, the estimated pretax gain from this transaction is approximately $30 million.

In July 2001, the Company repurchased 125,000 of its shares for approximately $1.2 million.


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report, the words "expects," anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, are subject to risks and uncertainties and include the following statements: the potential for further price erosion of the Company's products; additional cancellation of orders in the Company's backlog; continuing slowdown in the electronics industry; further decreased demand and increased competitive environment for the Company's products, including, without limitation, obsolescence of the Company's products; continued accumulation of excess inventory and price erosion or obsolescence of existing inventory, any of which may result in additional charges against the Company's earnings; inability to timely ramp up production of and deliver new or enhanced SRAM, DRAM or flash products; inability to successfully develop and introduce new products; inability to successfully recruit and retain qualified technical and other personnel; further adverse changes in the value of securities held by the Company, including those of Adaptec, Inc., Vitesse Semiconductor Corporation, PMC-Sierra, Inc., Broadcom Corporation, Chartered Semiconductor, United Microelectronics Corporation and Tower Semiconductor; further adverse changes in value of investments made by Alliance's venture funds managed by Alliance Venture Management, LLC; the Company's potential status as an Investment Act of 1940 reporting company. These risks and uncertainties include those set forth in
Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

Results of Operations

The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.

                                       Percentage of Net
                                       Revenues for Three
                                      Months Ended June 30,
                                    -------------------------
                                       2001         2000
                                    -----------  ------------
Net revenues                           100.0%       100.0%
Cost of revenues                       142.4         63.0
                                    -----------  ------------
Gross profit (loss)                    (42.4)        37.0
Operating expenses:
  Research and development              25.4          7.6
  Selling, general and                  33.3          9.5
    administrative
                                    -----------  ------------
Income (loss) from operations          (58.7)        19.9
Gain on investments                      0.4        100.2
Write-down of marketable               (37.5)         -
  securities and other investments
Other income, net                       (0.8)         0.7
                                    -----------  ------------
Income (loss) before income taxes     (139.0)       120.8
Provision (benefit) for income taxes   (48.6)        49.2
                                    -----------  ------------
Income (loss) before equity in         (90.4)        71.6
  income (loss) of investees
Equity in income (loss) of investees   (17.7)        (1.5)
Cumulative effect of accounting change  17.0          -
                                    -----------  ------------
Net income (loss)                      (89.7%)       70.1%
                                    ===========  ============

Net Revenues

The Company's net revenues for first quarter of fiscal 2002 ended June 30, 2001 were $12.1 million, a decrease of $20.9 million or approximately 63% over the prior quarter ended March 31, 2001 and a decrease of $35.3 million or approximately 74% from the same quarter one year ago. The first quarter of fiscal 2002 witnessed inventory reduction efforts by our customers and a fundamental slowdown in demand that started in our third quarter of fiscal 2001. Unit sales for the first quarter of fiscal 2002 fell approximately 55% from the prior quarter and approximately 68% from the same quarter one year ago. During this comparison period, the overall blended average selling prices ("ASP") decreased approximately 22% from the prior quarter and approximately 22% from the same quarter one year ago.

The Company's DRAM net revenues for the first quarter of fiscal 2002 were $5.5 million, a decrease of $11.4 million or approximately 68% from the prior quarter and $21.0 million or approximately 79% from the same quarter one year ago. Unit sales for the first quarter fell 54% from the prior quarter and 67% from the same quarter one year ago. Overall DRAM ASP decreased approximately 30% from the prior quarter and approximately 38% from the same quarter one year ago.

The Company's SRAM net revenues for the first quarter of fiscal 2002 were $6.6 million, a decrease of $9.8 million or approximately 60% from the prior quarter and $14.2 million or approximately 69% from the same quarter one year ago. Unit sales for the first quarter fell 56% from the prior quarter and 68% from the same quarter one year ago. Overall SRAM ASP decreased approximately 8% from the prior quarter and unchanged from the same the same quarter one year ago.

For the June 2001 and 2000 quarters, no customer accounted for more than 10% of the Company's net revenues.

Net sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer for the June 2001 quarter accounted for approximately 76% of the net revenues compared to approximately 82% for the prior quarter and 78% during June 2000 quarter.

International net revenues in the June 2001 quarter were approximately 68% of the Company's net revenues compared to approximately 63% for the prior quarter and approximately 62% for the June 2000 quarter. International net revenues are derived from customers in Europe, Asia, and the rest of the world. In absolute dollars, international net revenues fell $12.6 million from the prior quarter and $21.0 million from the June 2000 quarter. This decrease was due to inventory reduction efforts by our customers and a fundamental slowdown in demand that started in our third quarter of fiscal 2001.

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

Gross Profit (Loss)

The Company's gross loss for the June 2001 quarter was $5.1 million or approximately 42.4% of net revenues compared to a gross loss of $42.6 million or approximately 129% of net revenues for the prior quarter and a gross profit of $17.5 million or approximately 37% of net revenues for the June 2000 quarter. During the June 2001 quarter, the Company wrote-down its inventory by approximately $6.0 million due to the decrease in demand. Product margins decreased due to the decline in ASPs and overall unit sales and the $6.0 million inventory write down. During the prior quarter, the Company wrote down its inventory by approximately $50.1 million, largely due to the dramatic reduction in ASPs. This write down put the Company in a gross loss position. The gross profit for the June 2000 quarter was largely due to an increase in demand for the Company's products as well as an increase in ASPs, in particular, the DRAM products.

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

Research and development expenses were $3.1 million or approximately 25.4% of net revenues for the June 2001 quarter. This compares to $3.6 million or approximately 10.9% of net revenues for the prior quarter and $3.6 million or approximately 7.6% of net revenues for the June 2000 quarter. The decreases in absolute dollars are largely attributed to the decrease in mask and tooling charges as well as a decrease in depreciation expenses.

During June 2001 quarter, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs and Flash memory products.

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

Selling, general and administrative expenses for the June 2001 quarter were approximately $4.0 million or 33.3% of net revenues as compared to approximately $5.1 million or 15.6% of net revenues for the prior quarter and approximately $4.5 million or approximately 9.5% in the June 2000 quarter. The decrease spending in the June 2001 quarter compared to the prior quarter and the June 2000 quarter was due principally to lower outside sales commissions as a result of a decrease in net revenues.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as the result of commissions, which are dependent on the level of revenues.

Gain on Investments

During the first quarter of fiscal 2002, the Company record a net gain of $43,000 relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse common stock. In June 2000, the Company sold 500,000 shares of Chartered Semiconductor and recorded a gain of approximately $33.5 million.

The Company also recognized a $3.1 million gain during the first quarter of fiscal 2001 related to the sale of shares of Broadcom stock.

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

Write-down of Marketable Securities and Other Investments

In the June 2002 quarter, the Company wrote off one of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $4.5 million. In the previous quarter, the Company wrote-down several of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $2.6 million.

Other Income (Expense), Net

Other Income (Expense), Net represents interest income from short-term investments and interest expense on short and long-term obligations. In the June 2001 quarter, Other Expense, Net was approximately $98,000 compared to an expense of $673,000 in the previous quarter and net income of $340,000 in the June 2000 quarter. The increase in other expense during the June 2001 quarter was the result of higher interest expense due to loans the Company secured, offset in part by a reduction in Taiwan security taxes relating to UMC marketable securities.

Provision for Income Taxes

The Company's income tax rate for the first quarter of fiscal year 2002 was 35.0% and an income tax benefit of approximately $5.9 million was recorded due to the losses. Income tax rate for the first quarter of fiscal 2001 was 40.7% and an income tax expense of $23.3 million was recorded due to the income recorded.

Equity in Income of Investees

Several investments made by Alliance Ventures are accounted for as the equity method due to the Company's ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company's proportionate share in the net losses of the equity investees of these venture funds was approximately $2.1 million, net of
deferred  tax,  for  the  quarter   ended  June  20,  2001.   This
compares to approximately $2.1 million, net of deferred tax, in the previous quarter and $698,000, net of deferred tax, for the quarter ended June 30, 2000.

Cumulative Effect of Change in Accounting Principle-Adoption of FAS 133

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on April 1, 2001. In the fourth quarter of fiscal 2001, the Company entered in various option arrangements known as a cashless collar, to hedge its investment in Vitesse Semiconductor common stock. The Company has designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings for the quarter ending June 30, 2001.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of interests-method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

Factors That May Affect Future Results

The Company's quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company's products; fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development to be able to support increased sales levels, the Company's results of operations will be adversely affected if such increased sales levels are not achieved.

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products during fiscal years 2001, 1999, 1998 and 1997. The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average-selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected, as was the case in fiscal 2001, 1999, 1998 and 1997, when the Company recorded pre-tax charges totaling approximately $54 million, $20 million, $15 million and $17 million, respectively, primarily to reflect a decline in market value of certain inventory.

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

The Company also, as a result of an antidumping proceeding commenced in February 1997, must pay a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. Although the Company may be refunded such deposits in the future (see
Part II, Item 1 - Legal Proceedings, below), the deposit requirement, and the potential that all entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 1999 will be liquidated at the bond rate or deposit rate in effect at the time of entry, may materially adversely affect the Company's ability to sell in the United States SRAMs manufactured (wafer fabrication) in Taiwan. The Company manufactures (wafer fabrication) SRAMs in Singapore (and has manufactured SRAMs in the United States as well), and may be able to support its U.S. customers with such products, which are not subject to antidumping duties. There can be no assurance, however, that the Company will be able to do so.

The Company, through Alliance Venture Management, invests in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. While the Company has been successful in some of its recent investments, there can be no assurance as to any future or continued success. It is likely there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or most, and maybe all of the Company's venture type investments may fail, resulting in the complete loss of some or all the money the Company invested.

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

Due to the foregoing factors, it is likely that in some future quarter or quarters, the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially and adversely affected.

Liquidity and Capital Resources

At June 30, 2001, the Company had approximately $3.9 million in cash and cash equivalents, a decrease of approximately $2.2 million from March 31, 2001 and approximately $230.9 million in working capital, a decrease of approximately $58.8 million from $289.7 million at March 31, 2001.

Additionally, the Company had short-term investments in marketable securities whose fair value at June 30, 2001 was $330.6 million.

During first quarter of fiscal year 2002, operating activities used cash of $40.5 million. This was primarily the result of net loss, the impact of non-cash items such as depreciation and amortization, decrease in accounts payable, offset in part by cumulative effect of accounting change, write-down of investments, decrease in accounts receivable and taxes payable.

Cash used in operating activities of $16.1 million in the first quarter of fiscal year 2001 was primarily due to the net income, the impact of non-cash items such as depreciation and amortization, offset in part by growth in inventory and accounts receivable, accounts payable and taxes payable.

Investing activities used cash in the amount of $20.8 million during the first quarter of fiscal 2002 as the result of investment made in Tower Semiconductor for $11.0 million, investments made by Alliance Ventures of $9.3 million and purchases of equipment of $513,000.

Investing activities provided cash in the amount of $28.2 million during the first quarter of fiscal 2001 primarily as the result of the proceeds from the sale of a portion of the Company's holdings in Chartered Semiconductor of $45.6 million, offset in part, by investments made by Alliance Ventures of $16.4 million and purchases of equipment of $1.0 million.

Net cash provided by financing activities during the first quarter of fiscal 2002 was approximately $59.1 million and was primarily due to an increase in short-term borrowings of $58.8 million and in part by proceeds from the sale of common stock through stock option exercises, of approximately $0.5 million offset by capital lease payments of $0.2 million. During the first quarter of fiscal 2001, the Company entered into a secured loan agreement (the "Loan Agreement") with Citibank, N.A. for up to $60 million. Under the terms of the Loan Agreement, the loan will mature on November 19, 2001 and bears interest at a per annum rate equal to LIBO Rate plus one percent. Both the principal and accrued interest are payable upon maturity. The borrowings under the Loan Agreement are secured by 181,670,000 shares of UMC common stock held by the Company. At June 30, 2001, the Company had borrowed $58.5 million with accrued interest of approximately $340,000.

Cash used in financing activities during the first quarter of fiscal 2001 was approximately $4.8 million and was primarily the result of repurchase of 300 thousand shares of the Company's common stock for $5.3 million and capital lease payments of $0.3 million, offset in part by proceeds from the sale of common stock (i.e. stock option exercises), of approximately $0.8 million.

The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity, or technologies. The Company could raise such funds by selling some its short-term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its shareholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing shareholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor or UMC, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees, or guarantees of manufacturing capacity.

================================================================================
Part II - Other Information
ITEM 1
Legal Proceedings

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

ITEM 5
Other Information

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16,1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. On June 30, 1999, the CIT issued a decision remanding the ITC's affirmative material injury determination to the ITC for reconsideration. The ITC's remand determination reaffirmed its original determination. The CIT considered the remand determination and remanded it back to the ITC for further reconsideration. On June 12, 2000, in its second remand determination the ITC voted negative on injury, thereby reversing its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The second remand determination was transmitted to the CIT on June 26, 2000 for consideration. Micron has appealed the decision of the CIT to the Court of Appeals for the Federal Circuit. In August 2000, the Court of Appeals heard oral arguments. The Company cannot predict either the timing or the eventual results of the appeal, although it is expected to take a year or more to conclude. Until a final judgment is entered in the appeal, no final duties will be assessed on the Company's entries of SRAMs from Taiwan covered by the DOC antidumping duty order. If the appeal is unsuccessful, the antidumping order will be terminated and cash deposits will be refunded with interest. If the appeal is successful, the Company's entries of Taiwan-fabricated SRAMs from October 1, 1997 through March 31, 2000 will be liquidated at the deposit rate in effect at the time of entry. On subsequent entries of Taiwan-fabricated SRAMs, the Company will continue to make cash deposits in the amount of 50.15% of the entered value. At June 30, 2001, the Company had posted a bond secured by a letter of credit in the amount of approximately $1.7 million and made cash deposits in the amount of $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

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

           None.

      (b) No reports on Form 8-K were filed during quarter ended July 1, 2000.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Alliance Semiconductor Corporation


August 14, 2001           By: /s/ N. Damodar Reddy
                              ------------------------------------------
                          N. Damodar Reddy
                          Chairman of the Board, President, Chief
                          Executive Officer (Principal Executive
                          Officer) and Acting Chief Financial Officer
                          (Principal Financial and Accounting Officer)