Form 10-Q
period 2001-09-29
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2001-11-16
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                    FORM 10-Q


(Mark One)
[ x ] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended September 30, 2001, or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of November 9, 2001, there were 42,880,230 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                                    Form 10-Q
                   for the Quarter Ended September 30, 2001




                                      INDEX

                                                                            Page
Part I  Financial Information

 Item 1 Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited) as of September 30,
        2001 and March 31, 2001................................................3

        Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended September 30, 2001 and 2000.................4

        Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2001 and 2000...........................5

        Notes to Condensed Consolidated Financial Statements (unaudited).......6

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................15

Part II Other Information

 Item 1 Legal Proceedings.....................................................25

 Item 4 Submission of Matters to a Vote of Security Holders...................25

 Item 5 Other Information.....................................................25

 Item 6 Exhibits and Reports on Form 8-K......................................27


Signatures....................................................................28

================================================================================
Part I - Financial Information
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      Condensed Consolidated Balance Sheets
                                (in thousands)
                                   (unaudited)

                                               September 30   March 31,
                                                  2001         2001
                                               -----------  ------------
                      ASSETS
     Current assets:
       Cash and cash equivalents                 $2,699       $6,109
       Restricted cash                            1,775        1,925
       Short term investments                   190,969      384,374
       Accounts receivable, net                   2,322       18,001
       Inventory                                 52,729       84,797
       Related party receivables                  2,403        2,369
       Other current assets                       6,676        1,079
                                               -----------  ------------
            Total current assets                259,573      498,654

     Property and equipment, net                  9,166       10,183
     Investment in United Microelectronics       87,484      228,633
     Corp. (excluding short term portion)
     Investment in Tower Semiconductor           16,278       16,327
     Alliance Ventures and other investments     73,931       80,461
     Other assets                                 5,387       14,981
                                               -----------  ------------
            Total assets                       $451,819     $849,239
                                               ===========  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Short term borrowings                    $60,446      $22,234
       Accounts payable                           6,817       76,130
       Accrued liabilities                        5,913        5,415
         Income taxes payable                         -        3,215
         Deferred income taxes                   26,685      101,143
         Current portion of long-term capital       705          858
     lease obligation
                                               -----------  ------------
            Total current liabilities           100,566      208,995
     Long term obligations                          436       11,882
     Long term capital lease obligation             321          686
     Deferred income taxes                       23,502       80,387
                                               -----------  ------------
            Total liabilities                   124,825      301,950
                                               -----------  ------------


     Stockholders' equity:
       Common stock                                 429          427
       Additional paid-in capital               198,252      197,350
       Treasury stock                           (30,430)     (22,762)
       Retained earnings                        160,847      372,274
       Accumulated other comprehensive loss      (2,104)           -
                                               -----------  ------------
            Total stockholders' equity          326,994      547,289
                                               -----------  ------------
               Total liabilities               $451,819     $849,239
                 and stockholders' equity
                                               ===========  ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                   (unaudited)

                                    Three months ended   Six months ended
                                       September 30,      September 30,
                                    ------------------  -------------------
                                      2001      2000      2001      2000
                                    --------- --------  --------- ---------

Net revenues                          $5,111   $64,466  $17,179   $111,870
Cost of revenues                      22,628    39,943   39,807     69,826
                                    --------- --------  --------- ---------
       Gross profit (loss)           (17,517)   24,523  (22,628)   42,044
                                    --------- --------  --------- ---------
Operating expenses:
  Research and development             2,124    3,467     5,185     7,058
  Selling, general and                 4,410    5,260     8,426     9,774
    administrative
                                    --------- --------  --------- ---------
   Total operating expenses            6,534    8,727    13,611    16,832
                                     --------- --------  --------- ---------
Income (loss) from operations        (24,051)  15,796   (36,239)   25,212
Gain (loss) on investments            (7,855)  13,485    (7,811)   61,002
Write-down of marketable securities (290,568)       -   (295,096)       -
  and other investments
Other income (expense), net           (2,065)     333    (2,166)      673
                                    --------- --------  --------- ---------
Income (loss) before income taxes,
  equity in loss of investees and   (324,539)  29,614   (341,312)  86,887
  cumulative effect of change in
  accounting principle
Provision (benefit) for income      (126,589)  12,053   (132,460)  35,363
  taxes
                                    --------- --------  --------- ---------
Income (loss) before equity in      (197,950)  17,561   (208,852)  51,524
  loss of investees and cumulative
  effect of change in accounting
  principle
Equity in loss of investees           (2,497) (1,093)     (4,630)   (1,791)

                                     --------- --------  --------- ---------
Income (loss) before cumulative
  effect of change in accounting    (200,447)  16,468   (213,482)  49,733
  principle
                                    --------- --------  --------- ---------
Cumulative effect of change in             -        -     2,055         -
  accounting principle
                                    --------- --------  --------- ---------
  Net income (loss)                 ($200,447)$16,468  ($211,427) $49,733
                                    ========= ========  ========= =========

   Income (loss) per share before
     cumulative effect of change in
     accounting principle
      Basic                          ($4.85)    $0.40   ($5.15)    $1.20
                                    ========= ========  ========= =========
      Diluted                        ($4.85)    $0.39   ($5.15)    $1.17
                                    ========= ========  ========= =========

   Cumulative effect of change in
     accounting principle
      Basic                           $-        $-       $0.05     $-
                                    ========= ========  ========= =========
      Diluted                         $-        $-       $0.05     $-
                                    ========= ========  ========= =========

    Net income (loss) per share
      Basic                          ($4.85)    $0.40   ($5.10)    $1.20
                                    ========= ========  ========= =========
      Diluted                        ($4.85)    $0.39   ($5.10)    $1.17
                                    ========= ========  ========= =========

   Weighted average number of
     common shares
    Basic                             41,293    41,326   41,450    41,433
                                    ========= ========  ========= =========
    Diluted                           41,293    42,537   41,450    42,665
                                    ========= ========  ========= =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                         Six months ended
                                           September 30,
                                        --------------------
                                          2001       2000
                                        ---------   --------
Cash flows from operating activities:
  Net income (loss)                     ($211,427)  $49,733
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
   Depreciation and amortization          1,534       2,075
   Equity in  loss of investees, net      4,630       1,791
     of tax
   (Gain) loss on investments             7,811     (61,002)
   Other income                          (2,044)          -
   Accrued interest                       1,317           -
   Write down of investments            295,096           -
   Cumulative effect of accounting       (2,055)          -
     change, net of tax
   Inventory write down                  16,428           -
   Changes in assets and liabilities:
    Accounts receivable                  15,679     (17,850)
    Inventory                            15,640     (40,313)
    Related party receivables               (34)       (872)
    Other assets                         (1,475)        198
    Accounts payable                    (69,313)     24,647
    Accrued liabilities                   1,520      (3,493)
    Deferred income tax                 (129,862)         -
    Income tax payable                   (3,215)        583
                                        ---------   --------
   Net cash used in operating           (59,770)    (44,503)
     activities
                                        ---------   --------

Cash flows from investing activities:
  Purchase of property and equipment       (517)     (2,335)
  Proceeds from sale of marketable       48,405      70,029
    securities
  Investment in Tower Semiconductor     (11,001)          -
    Corporation
  Purchase of Alliance Venture and      (11,607)    (40,647)
    other investments
                                        ---------   --------
   Net cash provided by  investing       25,280      27,047
    activities
                                        ---------   --------

Cash flows from financing activities:
  Net proceeds from issuance of common      904         922
    stock
  Principal payments on lease              (518)       (470)
    obligation
  Repurchase of common stock             (7,668)    (10,294)
  Short term borrowings                  38,212      10,000
  Restricted cash                           150          22
                                        ---------   --------
   Net cash provided by financing        31,080         180
     activities
                                        ---------   --------

Net decrease in cash and cash            (3,410)    (17,276)
  equivalents
Cash and cash equivalents at beginning    6,109      34,770
  of the period
                                        ---------   --------
Cash and cash equivalents at end of      $2,699     $17,494
  the period
                                        =========   ========

Schedule of non-cash financing activities:
  Property and equipment leases            $  -        $415
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Semiconductor Corporation ("Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2001 and 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2001.

For purposes of presentation, the Company has indicated the first six months of fiscal 2002 and 2001 as ending on September 30; whereas, in fact, the Company's fiscal quarters ended on September 29, 2001 and September 30, 2000, respectively. The financial results for the second quarter of fiscal 2002 and 2001 were reported on a 13-week quarter.

The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, and the Company makes no representations related thereto.

Note 2.  Balance Sheet Components

                 September 30,    March 31, 2001
                     2001
                ----------------  ---------------

  Work in           $25,960           $41,350
    process
  Finished           26,769            43,447
    goods
                ----------------  ---------------
                    $52,729           $84,797
                ================  ===============


NOTE 3. Investment in Chartered Semiconductor Manufacturing Ltd. ("Chartered")

In February and April 1995, the Company purchased shares of Chartered Semiconductor ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab 2," if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States.

The Company does not own a material percentage of the equity of Chartered. In the first quarter of fiscal 2001, the Company sold 500,000 shares of Chartered, recording a realized gain of approximately $33.5 million. At September 30, 2001, the Company owned approximately 1.6 million American Depository shares or "ADSs". During the second quarter of fiscal 2002, the Company wrote down its investment in Chartered and recognized a pre-tax, non-operating loss of approximately of $12.2 million.

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

NOTE 4. Investment in United Microelectronics Corporation ("UMC")

At September 30, 2001, the Company owned approximately 298.0 million shares of UMC, representing approximately 3% ownership. The portion of the investment in UMC for which sale of shares is restricted beyond twelve months (approximately 38% of the Company's holdings at September 30, 2001) is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"). The long-term portion of the investment becomes unrestricted between 2002 and 2004.

In the second quarter of fiscal 2002, the Company sold 42,006,000 shares of UMC stock and recorded a pre-tax non-operating loss of approximately $34.7 million. The Company sold the stock in order to comply with the restrictions on its loan agreement with Citibank, due to the decline in the stock price of UMC over the quarter.

At the end of the fourth quarter of fiscal 2001, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $460.0 million. At September 30, 2001, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $250.9 million.

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

Note 5. Investment in Broadcom Corporation

Prior to April 2001, the Company accounted for its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115. In July
2001, the Company sold 125,000 shares of Broadcom, recognizing a pre-tax, non-operating gain of approximately $1.6 million. In August 2001, the Company entered into a "cashless collar" derivative contract with a brokerage firm. The Company accounts for its derivative contract as a derivative instrument in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133") (see Note 12). At September 30, 2001, the Company owned 75,000 shares of Broadcom and recorded an unrealized gain of approximately $810,000, net of taxes, as part of accumulated other comprehensive loss in the stockholders' equity section of the balance sheet.

At the end of the  fourth  quarter  fiscal  2001,  the  Company  wrote  down its
investment  in  Broadcom  and  recognized  a  pre-tax,   non-operating  loss  of
approximately $3.8 million.

Note 6. Investment in Vitesse Semiconductor Corporation

Prior to January 2001, the Company accounted for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115. In January 2001, the Company entered into two derivative contracts ("Agreements") with a brokerage firm and received aggregate cash proceeds of $31.5 million. The Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company accounts for its derivative contracts as a derivative instrument in accordance with SFAS 133 (see Note 12). Vitesse shares not subject to the derivative contracts are accounted for as an available-for-sale marketable security in accordance with SFAS 115. At September 30, 2001, the Company wrote down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $3.8 million.

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

Note 7. Investment in PMC-Sierra Corporation

The Company records its investment in PMC-Sierra, Inc. ("PMC") as an available for sale marketable security in accordance with SFAS 115. At the end of the fourth quarter fiscal 2001, the Company wrote down its investment in PMC and recognized a pre-tax, non-operating loss of approximately $10.8 million. At September 30, 2001, the Company owns 68,152 shares of PMC-Sierra and wrote down its investment, recognizing a non-operating pre-tax loss of approximately $1.0 million.

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

Note 8. Investment in Adaptec Inc.

In June 2000, the Company through its venture arm Alliance Venture Management, LLC, made an investment in Platys Communications, Inc. ("Platys"), a developer and marketer of advanced storage networking products. On August 25, 2001, Adaptec, Inc. ("Adaptec") acquired Platys. In connection with the acquisition, the Company received 1,386,517 shares of Adaptec and $14.2 million in cash, of which $4.1 million is held in an escrow account and is disclosed on the balance sheet in current assets. In the second quarter of fiscal 2002, the Company recorded a pre-tax non-operating gain of approximately $25.5 million based on the closing price of Adaptec of $11.38 on August 25, 2001, the closing date of the acquisition. At September 30, 2001, the Company had recorded an unrealized loss of $2.9 million, net of tax, as part of accumulated other comprehensive loss in the stockholders equity section of the balance sheet.

Adaptec's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Adaptec's and the Company's, sometimes move as a group, it is likely that Adaptec's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal 2001. Thus, there can be no assurance that the Company's investment in Adaptec will increase in value or even maintain its value.

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

In November 1999, the Company formed Alliance Ventures I, LP ("Alliance Ventures I") and Alliance Ventures II, LP ("Alliance Ventures II"), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the shares of each partnership. Alliance Ventures Management acts as the general partner of these partnerships and receives a management fee of 15% of the profits from these partnerships for its managerial efforts.

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

As of September 30, 2001, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested approximately $23.1 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in 10 companies, with a total fund allocation of $15.0 million. As of September 30, 2001, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $38.6 million in 14 companies, with a total fund allocation of $100.0 million. Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $13.0 million in four companies, with a total fund allocation of $40.0 million. Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $9.0 million in six companies, with a total fund allocation of $60.0 million.

Several of the investments made by Alliance Venture Management through Alliance Ventures I, II, III, IV and V ("Alliance Ventures") are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. For the quarters ended September 30, 2000 and 2001, respectively, the total equity in the loss of equity investees was approximately $1.1 million and $2.5 million, net of tax. For the six months ended September 30, 2000 and 2001, the total equity in the loss of equity in investees was approximately $1.8 million and $4.6 million, net of tax, respectively. In the first and second quarters of fiscal 2002, the Company wrote down Alliance Ventures investments and recognized a pre-tax, non-operating loss of approximately $4.5 million and $2.0 million, respectively.

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

Note 10.  Investment in Solar Venture Partners, LP

In August 2000, the Company agreed to invest $20.0 million in Solar Venture Partners, LP ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. As of September 30, 2001, the Company has invested $12.5 million. Due to changes in the venture capital market, the Company has decided to limit its investment in Solar to $12.5 million already invested.

Certain of the Company's officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures.

Note 11.  Investment in Tower Semiconductor Corporation

In August 2000, the Company entered into a share purchase agreement with Tower Semiconductor ("Tower") under which Alliance committed to make a $75 million strategic investment in Tower as part of Tower's plan to build its new fabrication facility ("fab"). In return for its investment, Alliance will receive equity, corresponding representation on Tower's Board of Directors and committed production capacity in the advanced fab, which Tower intends to build. Pursuant to the agreement, the Company purchased 1,233,241 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $31.0 million in the fourth quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company purchased an additional 366,690 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $11.0 million. The Company has an obligation to purchase an additional 1,100,070 ordinary shares in three equal increments upon occurrence of events relating to Tower's construction of FAB 2 as specified in the agreement. These additional shares are expected to be purchased by the Company during fiscal 2002 and 2003. On August 11, 2001, approximately $16.0 million of the Company's wafers purchase credits were converted to approximately 1.3 million ordinary shares in Tower at a per share price of $12.75. As of September 30, 2001, the Company has purchased a total of 2.9 million ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $42.0 million. At September 30, 2001, due to "other-than-temporary" decline in the value of the stock, the Company wrote down its investment in Tower, recording a pre-tax, non-operating loss of $20.6 million.

In connection with the share purchase agreement, the Company entered into a foundry agreement under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction by Alliance and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and Alliance's share purchase exercise price. At September 30, 2001, such wafer credits from Tower totaled $5.1 million and are included in other assets on the balance sheet. The wafer purchase credits will be utilized as the Company purchases wafers from Tower in the future where 15% of order value will be applied against the wafer purchase credits. Under the terms of the foundry agreement, the Company is guaranteed a capacity of up to 15% of available wafers but not to exceed 5,000 wafers starts per month. The guaranteed capacity may be reduced if the Company elects not to exercise its additional share purchase obligation. The Company accounts for its investment in Tower under the cost method based on the Company's inability to exercise significant influence over Tower's operations.

Note 12. Derivative Instruments and Hedging Activities

The Company has investments in the common stock of Vitesse Semiconductor and Broadcom Corporation (see Notes 2 and 6 above). The Company's investments exposes it to a risk related to the effects of changes in the price of Vitesse Semiconductor and Broadcom Corporation common stock. The financial exposure is monitored and managed by the Company. The Company's risk management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company uses cashless collars, which are combinations of option contracts to hedge this risk.

By using derivative financial instruments to hedge exposures to changes in share prices, the Company exposes itself to credit risk and market risk. Credit risk is a risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume any repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties.

All derivatives are recognized on the balance sheet at their fair market value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability, or (2) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument). Since April 1, 2001, the Company has designated all derivative contracts as a fair value hedge and has not entered into derivatives for purposes of trading. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the current period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets on the balance sheet. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in the hedging transactions have been highly effective in offsetting changes in fair value of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item, (2) that the derivative expires or is sold, terminated or exercised, or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

In January 2001, the Company entered into two derivative contracts ("Derivative Agreements") with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company, at its option, may settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.)

In August 2001, the Company entered into a cashless collar arrangement with a brokerage firm with respect to 75,000 shares of Broadcom common stock. The collar arrangement consists of written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002.

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as "SFAS 133"), on April 1, 2001. In accordance with transaction provisions of SFAS 133, the Company recorded an approximate $2.1 million cumulative effect adjustment in earnings during the quarter ended June 30, 2001. At the end of the September 2001, the Company recorded a gain of $6.9 million relating to the Vitesse hedged instrument, offset by a loss of $6.5 million, on the Vitesse investments. The Company also recognized a gain of $1.3 million for the Broadcom hedged instrument offset by a loss of $2.0 million, on the Broadcom investment.

Note 13. Short-term borrowings

During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm, secured by a portion of its holdings in Chartered Semiconductor, bearing interest at a rate of 5.0% per annum. The outstanding balance on the loan at September 30, 2001, was approximately $20.3 million.

During the first quarter of fiscal 2002, the Company entered into a secured loan agreement ("Loan Agreement") with Citibank, N.A. for up to $60.0 million. Under the terms of the Loan Agreement, the loan will mature on November 19, 2001 and bears interest at a per annum rate equal to LIBO Rate plus one percent. Both the principal and accrued interest are payable upon maturity. The borrowings under the Loan Agreement were secured by approximately 181.7 million shares of UMC common stock held by the Company. At September 30, 2001 the Company had borrowed $25.7 million with accrued interest of approximately $340,000.

During the second quarter of fiscal 2002, the Company converted an account payable of $14.4 million, to UMC and a subsidiary of UMC, to a secured loan that matures in August 2002. The loan bears an interest rate of 7.5%, and is collateralized by 16.7 million shares of UMC.

At September 30, 2001, the Company had short-term borrowings totaling $60.4 million.

Note 14. Comprehensive Income

The following are the components of comprehensive income:

                           Three months       Six months ended
                              ended            September 30,
                          September 30,
                         -------------------  -------------------
                          2001      2000       2001      2000
                        --------  ---------  --------  ---------
 Net income (loss)      ($200,447) $16,468   ($211,427)$49,733
 Unrealized loss on
   marketable
   securities, net of
   deferred taxes of
   ($48,755) and
   ($69,867) at
   September 30, 2001    (2,104)   (92,295)   (2,104)  (173,269)
   and ($63,346) and
   ($118,922) at
   September 30, 2000
                        --------  ---------  --------  ---------
   Comprehensive        ($202,551) ($75,828) ($213,551)($123,536)
     income (loss)
                        ========= =========  ========  =========

Note 15. Net Income (Loss) Per Share

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

The computations for basic and diluted EPS are presented below:

                                    Three months           Six months
                                        ended                ended
                                      September             September
                                         30,                   30,
                                -------------------- --------------------
                                  2001       2000       2001      2000
                                ----------  -------- ---------- ---------
Net income (loss)               ($200,447)  $16,468   ($211,427) $49,733
                                ==========  ======== ========== =========
Weighted average shares            41,293    41,326      41,450   41,433
  boutstanding
Effect of dilutive employee           -      1,211         -      1,232
  stock options
                                ----------  -------- ---------- ---------
Average shares outstanding       41,293     42,537    41,450     42,665
  assuming dilution
                                ==========  ======== ========== =========
Net income (loss) per share:
   Basic                         ($4.85)      $0.40    ($5.10)     $1.20
                                ==========  ======== =========  =========
   Diluted                       ($4.85)      $0.39    ($5.10)     $1.17
                                ==========  ======== =========  =========

The following are not included in the above calculation, as they were considered anti-dilutive:

                            Three months ended     Six months ended
                              September 30,          September 30,
                           ---------------------  -------------------
                             2001       2000        2001      2000
                           ---------  ----------  ---------  --------
Employee stock options       476         173        441        162
  outstanding
                           =========  ==========  =========  ========

Note 16.  Recently Issued Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets, including amortizable intangibles, and is effective for the fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS 144 will address the impairment of goodwill and non-amortizable intangibles. The Company is currently reviewing these statements to determine its effect on the Company's financial position and results of operations.

Note 17.  Legal Matters

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately $170.0 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC's negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the CAFC affirmed the ITC's negative injury determination. Micron has until December 20, 2001 to seek review by the U.S. Supreme Court. If it does not, or if the Court denies review, DOC will revoke the order and instruct the U.S. Customs Service to refund the Company's cash deposits with interest. As of September 30, 2001, the Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

Note 18.  Subsequent Events

In October 2001, Solar made a distribution to the Company for its investment in Platys Communications. The non-operating pre-tax gain will be approximately $2.3 million in the third quarter of fiscal 2002.

On October 29, 2001, the Company agreed upon terms for the acquisition of PulseCore, Inc. PulseCore is a fabless semiconductor company specializing in high speed and low power mixed signal design. Pulsecore currently provides electromagnetic interference (EMI) suppression integrated circuits to manufacturers of computer peripherals and digital consumer products. The expected acquisition cost is approximately $5 million. After completing the necessary due diligence, the parties expect to complete the acquisition within 60 days. After the close of the acquisition, the Company intends to operate PulseCore as a separate logic products division within Alliance.

In November 2001, the Company expects to entered into a secured loan agreement (the "Loan Agreement") with ChinaTrust Commercial Bank, Ltd., for up to $30 million. Under the terms of the Loan Agreement, the loan will mature on November 16, 2002 and bears an interest rate at a per annum rate equal to LIBOR Rate determined by the Bank to be equal to the quotient of the London Interbank Rate for such loan for suchinterest period divided by one minus the Eurocurrency
Reserve Requirement for such interest period. Both the principal and accrued interest are payable upon maturity. The borrowings under the Loan Agreement are secured by a figure equal to 2.5 times of shares of UMC common stock held by the Company. A portion of this loan will be used to pay off the Citibank Bank loan. The remaining will be used for working capital.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report, the words "expects," anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, are subject to risks and uncertainties and include the following statements: the potential for further price erosion of the Company's products; additional cancellation of orders in the Company's backlog; continuing slowdown in the electronics industry; further decreased demand and increased competitive environment for the Company's products, including, without limitation, obsolescence of the Company's products; continued accumulation of excess inventory and price erosion or obsolescence of existing inventory, any of which may result in additional charges against the Company's earnings; inability to timely ramp up production of and deliver new or enhanced SRAM, DRAM or flash products; inability to successfully develop and introduce new products; inability to successfully recruit and retain qualified technical and other personnel; further adverse changes in the value of securities held by the Company, including those of Adaptec, Inc., Vitesse Semiconductor Corporation, PMC-Sierra, Inc., Broadcom Corporation, Chartered Semiconductor, United Microelectronics Corporation and Tower Semiconductor; further adverse changes in value of investments made by Alliance's venture funds managed by Alliance Venture Management, LLC; the Company's potential status as an Investment Act of 1940 reporting company. These risks and uncertainties include those set forth in
Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001, and the subsequent Quarterly Report on Form 10-Q for the quarter ending June 30, 2001. These risks and uncertainties, or the occurrence of other events, could cause actual results to differ materially from those projected in forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

Results of Operations

The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the years indicated, are set forth in the table below.

                                  Three months ended    Six months ended
                                    September 30,         September 30,
                                 ---------------------  ------------------
                                   2001        2000      2001      2000
                                 ----------  ---------  --------  --------
Net revenues                      100.0%       100.0%     100.0%    100.0%
Cost of revenues                  442.7         62.0      231.7      62.4
                                 ----------  ---------  --------  --------
  Gross profit (loss)            (342.7)        38.0     (131.7)     37.6
Operating expenses:
  Research and development         41.6          5.4       30.2       6.3
  Selling, general and             86.3          8.2       49.0       8.7
    administrative
                                 ----------  ---------  --------  --------
      Total operating expenses    127.8         13.6       79.2      15.0
                                 ----------  ---------  --------  --------
Income (loss) from operations    (470.5)        24.4     (210.9)     22.6
Gain on investments              (153.7)        20.9      (45.5)     54.5
Write-down of marketable
securities and other investments (5,685.1)       -      (1,717.8)     -
Other income (expense), net       (40.4)          .5      (12.6)      0.6
                                 ----------  ---------  --------  --------
Income (loss) before income      (6,349.7)      45.8    (1,986.8)    77.7
  taxes, equity in loss of
  investees and cumulative
  effect of change in
  accounting principle
Provision (benefit) for income   (2,476.8)      18.7     (771.1)     31.6
  taxes
                                 ----------  ---------  --------  --------
Income (loss) before equity in
loss of investees and            (3,872.9)      27.1    (1,215.7)    46.1
cumulative effect of change in
accounting principle
Equity in loss of investees       (48.9)        (1.7)     (27.0)     (1.6)
                                 ----------  ---------  --------  --------
Income (loss) before cumulative
effect of change in accounting   (3,921.8)      25.4    (1,242.7)    44.5
principle

Cumulative effect of changes in
accounting principle                -            -         12.0       -
                                 ----------  ---------  --------  --------
Net income (loss)                (3,921.8%)     25.4%   (1,230.7%)   44.5%
                                 ==========  =========  ========  ========

Net revenues decreased by 92% to $5.1 million for the three months ended September 2001 from $64.5 million for the similar period in 2000. As a result of inventory reduction efforts by our customers and a slowdown in demand that started in the September 30, 2000 quarter. Unit sales for the quarter ended September 30, 2001, fell approximately 35% from the prior quarter and approximately 82% from the same quarter one year ago. During this comparison period, blended average selling prices ("ASP") decreased approximately 35% from the June 2001 quarter and approximately 57% from the September 2001 quarter.

Revenues from the Company's DRAM products contributed approximately 49% of the Company's net revenues for the September 2001 quarter and approximately 54% of the Company's net revenues for the September 2000 quarter. The DRAM revenues decreased by approximately 93% to $2.5 million in the September 2001 quarter from $37.9 million for the September 2000 quarter. The decrease in revenue for DRAMs for the September 2001 quarter was attributable to an approximate 29% decrease in units and an approximate 35% decreased in ASPs from the prior quarter and an approximate 82% decrease in units and an approximate 64% decrease in ASPs from the same quarter one year ago.

Revenues from the Company's SRAM products contributed approximately 50% of the Company's net revenues for the September 2001 quarter and approximately 41% of the Company's net revenues for the September 2000 quarter. The SRAM revenues decreased by approximately 90% to $2.6 million in the September 2001 quarter from $26.3 million for the September 2000 quarter. The decrease in revenue for SRAMs for the September 2001 quarter was attributable to an approximate 42% decrease in units and an approximate 33% decreased in ASPs from the June 2001 quarter and an approximate 82% decrease in units and an approximate 47% decrease in ASPs from the September 2001 quarter.

In the September 2001 quarter, sales to the computing market segment accounted for approximately 21% of the total sales, with 79% attributable to sales in the communication, networking and consumer markets, whereas in the September 2000 quarter approximately 18% of the Company's sales were in the computing market segment and 82 % in the non-PC market segments (i.e. communications, networking and consumer).

In the September 2001 quarter, sales by geographic areas were as follows: U.S. 26%, Asia 39% and Europe 35%, whereas during the September 2000 quarter U.S., Asia and Europe accounted for 36%, 47% and 17%, respectively.

No customers accounted for net revenues greater than 10% in the September 2001 quarter, whereas one customer accounted for approximately 11.6% of the Company's net revenues in the September 2000 quarter.

Net revenues for the six months ending September 30, 2001 decreased by 85% to $17.2 million from $111.9 million during six months ending September 30, 2000. The revenue decrease during the six months ending September 30, 2001 compared to the six months ending September 30, 2001, was primarily due to a significant decreases in unit volumes and ASPs.

Revenues from the Company's SRAM products during the six months ending September 30, 2001 accounted for approximately $9.1 million or 53% of the total net revenues, with DRAMs accounting for approximately $7.9 million or 47%. This compares to SRAM products during the six months ending September 30, 2001 of approximately $47.1 million or 42% of the total revenues, with DRAMs accounting for approximately $64.4 million or 58%.

For the six months ending September 30, 2001, sales to the computing market segment accounted for approximately 23% of total sales, with 77% attributable to sales in the communication, networking and consumer markets whereas during the six months ending September 30, 2000, approximately 18% of the Company's sales were in the computing market segment and 82% in the non-PC market segments (i.e. communications, networking and consumer). The Company's sales and marketing focus is primarily in the communications, networking, wireless and consumer markets.

The geographic breakdown of sales for the six months ending September 30, 2001, was 30% in U.S., 40% in Asia, and 30% in Europe, whereas during the six months ending September 30, 2000, U.S., Asia and European sales accounted for approximately 36%, 46% and 18%, respectively, of net revenues.

The largest customer accounted for approximately 6.3% of the Company's net revenues during the first six months ending September 30, 2001, whereas the largest customer for the first six months ending September 30, 2000, accounted for approximately 8.4%.

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

Gross Profit (Loss)

Gross loss for the September 2001 quarter was $17.5 million, or 343% of net revenues compared to a gross profit of $24.5 million or 38% for the September 2000. The decrease in gross profits was primarily related to the significant decrease in unit shipments and the reduction in the ASP driven by the weak market demand. The Company took an approximate $10.4 million write-down of its inventory as a result of this weak market condition. The inventory write-down accounted for 204% of the 343% gross loss reported in the September 2001 quarter.

The gross loss was approximately $22.6 million, or 132% of the net revenues, for the first six months ending September 30, 2001. This compares to a gross profit of approximately $42.0 million or 38% of net revenues for the first six months ending September 30, 2000. The Company took an approximate $16.4 million inventory write down for the weak market demand as well as the erosion of its ASPs for the six months ended September 30, 2001.

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

Research and development expenses were $2.1 million, or 42% of net revenue in the September 2001 quarter, compared to $3.5 million, or 5% of net revenue, for the September 2000 quarter. In absolute dollars, expenses fell approximately $1.4 million or 40% from the September 2000 quarter. Research and development expenses in the first six months ending September 30, 2001, were $5.2 million, or 30% of net revenues compared to $7.1 million, or 6% for the first six months ending September 30, 2000. The reduction in expenses for the September 2001 quarter as compared to the September 2000 quarter, as well as during the six months ending September 30, 2001 versus the first six months ending September 30, 2000, was due to a decrease in mask and tooling costs.

During the September 2001 quarter and the first six months ending September 30, 2001, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs and Flash memory products.

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

Selling, general and administrative expenses were $4.4 million, or 86% of net revenue in the September 2001 quarter compared to $5.3 million, or 8% of net revenue in the September 2000 quarter. In absolute dollars, expenses fell approximately $900,000 or 17% from the September 2000 quarter. For the six months ending September 30, 2001, expenses were $8.4 million, or 49%, compared to $9.8 million, or 9%, for the six months ending September 30, 2000. The decrease in selling, general and administrative expenses for the September 2001 quarter versus September 2000 quarter, as well as the six months ending September 30, 2001, versus the six months ending September 30, 2000, was primarily the result of decreased sales commissions due to the decrease in revenues, as well as decreased headcount and personnel related costs.

Selling, general and administrative expenses may increase in absolute dollars and may also fluctuate as a percentage of net revenues in the future primarily due higher commissions, which are dependent on the level of revenues as well as increased headcount and personnel related costs.

Gain (Loss) on Investments

On August 25, 2001, Adaptec, Inc. ("Adaptec") acquired Platys Communications, Inc. In connection with the acquisition, the Company received 1,386,517 shares of Adaptec and $14.2 million in cash. In the September 2001 quarter, the Company recorded a pre-tax non-operating gain of approximately $25.5 million based on the closing price of Adaptec of $11.38 on August 25, 2001, the closing date of the acquisition. Also in the September 2001 quarter, the Company sold 125,000 shares of Broadcom, recording a pre-tax gain of approximately $1.6 million. In addition, the Company sold 42 million shares of UMC and recorded a pre-tax loss of approximately $34.7 million. At the end of the September 2001 quarter, the Company recorded a gain of $6.9 million relating to the Vitesse hedged instrument, offset by a loss of $6.5 million, on the Vitesse investments. The Company also recognized a gain of $1.3 million for the Broadcom hedged instrument offset by a loss of $2.0 million, on the Broadcom investment.

In the September 2000 quarter, the Company sold 150,891 shares of Broadcom, recording a gain of approximately $13.5 million.

Other Income (Expense), Net

Other Income (Expense), net represents interest income from short-term investments and interest expense on short and long-term obligations. Other expense, net was approximately $2.1 million in the September 2001 quarter compared to Other Income, net of approximately $333,000 in the September 2000 quarter. For the six months ending September 30, 2001, Other expense, net was approximately $2.2 million as compared to Other Income, net of approximately $673,000 for the six months ending September 30, 2000. The change from six months ending September 30, 2001 to six months ending September 30, 2000, was attributed to higher interest expense for loans that were initiated in that time frame.

Write-Down of Marketable Securities and Other Investments

In the past six months, marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential "other-than-temporary" declines in their value. Such evaluation included researching commentary from industry experts, analysts and other companies, all of whom were not optimistic that the semiconductor sector would recover in the next quarter or two or three. Based on the continuing depression in the investments' stock prices from those originally used to record the investment and coupled with the expectation that the stock prices will not significantly recover in the next six to nine months, as well as the unfavorable business conditions for the companies in the semiconductor industry in general (including lower fabrication facility capacity at UMC), management determined that a write down was necessary as of September 30, 2001. As the result, the Company recorded a pre-tax loss of $287.5 million during the September 2001 quarter, based on the quoted market price of the respective marketable securities as of September 30, 2001.

At the end of the June 2001 quarter, the Company wrote down one of its investments in Alliance Ventures, and recognized a pre-tax, non-operating loss of approximately $4.5 million. At the end of the September 2001 quarter, the Company wrote down another investment in Alliance Ventures, and recognized a pre-tax, non-operating loss of approximately $2.0 million. These write-downs are recorded in the Write-down of Marketable Securities and other investments.

Provision for Income Taxes

Income tax benefit for the September 2001 quarter was approximately $126.6 million and $132.5 million for the first six months ending September 30, 2001, for an overall effective tax rate of 38.8%. These income tax benefits were largely the result of the write down in marketable securities in the September 2001 quarter .

Income tax expense for the September 2000 quarter was approximately $12.1 million and $35.4 million for the first six months ending September 30, 2000, for an overall effective tax rate of 40.7%.

Equity in Loss of Investees

Several of the Alliance Ventures investments are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. For the quarters ended September 30, 2001 and 2000, respectively, the total equity in the loss of equity investees was approximately $2.5 million and $1.1 million, net of tax. For the six months ended September 30, 2001 and 2000, the total equity in the loss of equity investees was approximately $4.6 million and $1.8 million, respectively.

Cumulative Effect of Change in Accounting Principle - Adoption of SFAS 133

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 144"), "Accounting for Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provision of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-; lived assets including amortizable intangibles and is effective for the fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 will address the impairment of goodwill and non-amortizable intangibles. The Company is currently reviewing this statement to determine its effect on the Company's financial position and results of operations.

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

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products during the first two quarters of fiscal 2002 and during fiscal years 2001, 1999, 1998 and 1997. The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average-selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company was to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

The Company usually ships more products in the third month of each quarter than in either of the first two months of the quarter, with shipments in the third month higher at the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue. The concentration of sales in the last month of the quarter may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's net sales for that quarter. The Company's reliance on outside foundries and independent assembly and testing houses reduces the Company's ability to control, among other things, delivery schedules.

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected, as was the case in the first two quarters of fiscal 2002 and in fiscal 2001, 1999, 1998 and 1997, when the Company recorded pre-tax charges totaling approximately $16.0 million, $54.0 million, $20.0 million, $15.0 million and $17.0 million, respectively, primarily to reflect a decline in market value of certain inventory.

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

Current pending litigation, administrative proceedings and claims are set forth in Item 1- Legal Proceedings. The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company's financial position or results of operations. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patents and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company's products, or the processes used to manufacture the Company's products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims (the Company currently is involved in patent litigation). In the event of litigation to determine the validity of any third-party claims (such as the current patent litigation), or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's results of operations could be materially adversely affected.

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

Liquidity and Capital Resources

At September 30, 2001, the Company had approximately $2.7 million in cash and cash equivalents, a decrease of approximately $3.4 million from March 31, 2001 and approximately $166.1 million in working capital, a decrease of approximately $123.6 million from $289.7 million at March 31, 2001.

Additionally, the Company had short-term investments in marketable securities whose fair value at September 30, 2001 was approximately $191 million.

During the first six months ending September 30, 2001, operating activities used cash of $59.8 million. This was primarily the result of net loss, the impact of non-cash items such as depreciation and amortization, a decrease in accounts payable, a decrease in deferred taxes offset by a cumulative effect of accounting change, write-down of investments, and decreases in inventory and accounts receivable.

Cash used in operating activities of $44.5 million in the six months ending September 30, 2001 was primarily due to the net income, the impact of non-cash items such as depreciation and amortization, offset in part by gains on investments, and growth in inventory and accounts receivable, accounts payable and taxes payable.

Net cash provided by investing activities was $25.3 million during the first six months ending September 30, 2001 as the result of proceeds from the sale of marketable securities for $38.3 million and in connection with the acquisition of Platys by Adaptec, the Company received $10.1 million, offset in part, by $11.6 million in investments by Alliance Ventures, an investment made in Tower Semiconductor for $11.0 million, and purchases of equipment of $517,000.

Investing activities provided cash in the amount of $27.0 million during the first six months ending September 30, 2000 as the result of the proceeds from the sale of marketable securities of $70.0 million, offset in part, by $40.6 million in investments made by Alliance Ventures and in Solar Venture Partners, and purchases of equipment of $2.3 million.

Net cash provided by financing activities during the first six months ending September 30, 2001 was approximately $31.1 million and was primarily due to an increase in short-term borrowings of $38.2 million and in part by proceeds from the sale of common stock through stock option exercises, of approximately $904,000 offset by the repurchase of the Company's stock of approximately $7.7 million and capital lease payments of $517,000. During the first quarter of fiscal 2002, the Company entered into a secured loan agreement (the "Loan Agreement") with Citibank, N.A. for up to $60 million. Under the terms of the Loan Agreement, the loan will mature on November 19, 2001 and bears interest at a per annum rate equal to LIBO Rate plus one percent. Both the principal and accrued interest are payable upon maturity. The borrowings under the Loan Agreement are secured by 139,662,000 shares of UMC common stock held by the Company. At September 30, 2001, the Company had borrowed $58.5 million with accrued interest of approximately $557,666. Through the sale of approximately 42 million shares of UMC, the Company paid down its loan by approximately $35.0 million.

Net cash provided by financing activities during the first six months ending September 30, 2000 was the result of $10.0 million short-term borrowing, net proceeds from the exercise of employee stock options of $0.9 million, offset by the repurchase of 565,000 shares of the Company's common stock at a cost of $10.3 million

The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. The Company could raise such funds by selling some its short-term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its shareholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing shareholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor, UMC and Tower, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

===============================================================================
Part II - Other Information
ITEM 1
Legal Proceedings

In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately $170.0 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company's bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

ITEM 4
Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of the Company was held on September 7, 2001. Company's stockholders elected the Board's nominees as directors by the votes indicated:

              Nominee           Votes For    Votes Withheld

           N. Damodar Reddy     32,195,764       7,316,915
           C. N. Reddy          34,383,126       5,129,553
           Juan Benitez         36,245,827       3,266,852
           Jon B. Minnis        36,246,127       3,266,552
           Stanford L. Kane     36,246,627       3,266,052


The proposal to approve the Company's 2002 Stock Plan was passed with 13,777,913 votes in favor, 12,828,050 against, 89,643 abstentions, and 12,817,073 broker non-votes.

The selection of PricewaterhouseCoopers LLP as the Company's independent auditors was ratified with 39,212,654 votes in favor, 250,380 against and 49,645 abstentions.

ITEM 5
Other Information

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC's negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the CAFC affirmed the ITC's negative injury determination. Micron has until December 20, 2001 to seek review by the U.S. Supreme Court. If it does not, or if the Court denies review, DOC will revoke the order and instruct the U.S. Customs Service to refund the Company's cash deposits with interest. As of September 30, 2001, the Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs.

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

ITEM 6
Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         None.

     (b) No reports on Form 8-K were filed during quarter ended September 30, 2001.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Alliance Semiconductor Corporation


November 16, 2001         By: /s/ N. Damodar Reddy
                             -------------------------------------------
                          N. Damodar Reddy
                          Chairman  of the Board,  President,  Chief  Executive
                          Officer  (Principal  Executive  Officer)  and  Acting
                          Chief  Financial  Officer  (Principal  Financial  and
                          Accounting Officer)