Form 10-Q
period 2001-12-29
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2002-02-12
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


(Mark One)
[ x ] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended December 29, 2001, or

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

As of February 8, 2002, there were 40,793,833 shares of Registrant's Common Stock outstanding.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                                    Form 10-Q
                     for the Quarter Ended December 31, 2001




                                      INDEX

                                                                            Page
Part I  Financial Information

 Item 1 Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited) as of
        December 31, 2001 and March 31, 2001...................................3

        Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended December 31, 2001 and 2000.................4

        Condensed Consolidated Statements of Cash Flows
        (unaudited) for the nine months ended December 31, 2001 and 2000.......5

        Notes to Condensed Consolidated Financial Statements
        (unaudited)............................................................6

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................16


Part II Other Information

 Item 1 Legal Proceedings.....................................................26

 Item 5 Other Information.....................................................26

 Item 6 Exhibits and Reports on Form 8-K......................................28


Signatures....................................................................29

================================================================================
Part I - Financial Information
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIANCE SEMICONDUCTOR CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                               December 31,   March 31,
                                                  2001          2001
                                               -----------  ------------
                      ASSETS
     Current assets:
       Cash and cash equivalents                 $6,415        $6,109
       Restricted cash                            3,132         1,925
       Short term investments                   320,336       384,374
       Accounts receivable, net                   4,333        18,001
       Inventory                                 43,555        84,797
       Related party receivables                  2,320         2,369
       Other current assets                       7,949         1,079
                                               -----------  ------------
            Total current assets                388,040       498,654

     Property and equipment, net                  8,799        10,183
     Investment in United Microelectronics       87,484       228,633
       Corp. (excluding short term portion)
     Investment in Tower Semiconductor           16,278        16,327
     Alliance Ventures and other investments     70,094        80,461
     Other assets                                 5,479        14,981
                                               -----------  ------------
            Total assets                       $576,174      $849,239
                                               ===========  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Short term borrowings                    $60,703       $22,234
       Accounts payable                           2,528        76,130
       Accrued liabilities                        5,847         5,415
       Income taxes payable                       5,622         3,215
       Deferred income taxes                     66,406       101,143
       Current portion of capital lease             694           858
         obligations
                                               -----------  ------------
            Total current liabilities           141,800       208,995
     Long term obligations                       11,450        11,882
     Long term capital lease obligations            163           686
     Deferred income taxes                       25,770        80,387
                                               -----------  ------------
            Total liabilities                   179,183       301,950
                                               -----------  ------------


     Stockholders' equity:
       Common stock                                 429           427
       Additional paid-in capital               198,423       197,350
       Treasury stock                           (30,430)      (22,762)
       Retained earnings                        149,828       372,274
       Accumulated other comprehensive income    78,741             -
                                               -----------  ------------
            Total stockholders' equity          396,991       547,289
                                               -----------  ------------
            Total liabilities and              $576,174      $849,239
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                    Three months ended   Nine months ended
                                       December 31,         December 31,
                                    ------------------- --------------------
                                      2001      2000      2001      2000
                                    --------- --------- --------- ---------

Net revenues                          $6,347   $63,815    $23,526  $175,685

Cost of revenues                      11,042    42,530     50,849   112,357
                                    --------- --------- ---------- ---------
       Gross profit (loss)            (4,695)   21,285    (27,323)   63,328
                                    --------- --------- ---------- ---------

Operating expenses:
  Research and development             2,041     3,109      7,226    10,167
  Selling, general and                 3,579     4,777     12,004    14,550
    administrative
                                    --------- --------- ---------- ---------
   Total operating expenses            5,620     7,886     19,230    24,717
                                    --------- --------- ---------- ---------
Income (loss) from operations        (10,315)   13,399    (46,553)   38,611
Gain (loss) on investments               219     5,258     (7,593)   66,260
Write-down of marketable securities   (1,750)        -   (296,846)        -
  and other investments
Other income (expense), net           (1,432)     (200)    (3,598)      473
                                    --------- --------- ---------- ---------
Income (loss) before income taxes,   (13,278)   18,457   (354,590)  105,344
  equity in loss of investees and
  cumulative effect of change in
  accounting principle
Provision (benefit) for income        (4,635)    5,654   (137,095)   41,017
  taxes
                                    --------- --------- ---------- ---------
Income (loss) before equity in        (8,643)   12,803   (217,495)   64,327
  loss of investees and cumulative
  effect of change in accounting
  principle
Equity in loss of investees           (2,376)   (1,854)    (7,006)   (3,645)
                                    --------- --------- ---------- ---------
Income (loss) before cumulative      (11,019)   10,949   (224,501)   60,682
  effect of change in accounting
  principle
Cumulative effect of change in             -         -      2,055         -
  accounting principle
                                    --------- --------- ---------- ---------
  Net income (loss)                 ($11,019)  $10,949   $222,446)  $60,682
                                    ========= ========= ========== =========

   Income (loss) per share before
     cumulative effect of change in
     accounting principle
      Basic                           ($0.27)    $0.27    ($5.47)     $1.47
                                    ========= ========= ========== =========
      Diluted                         ($0.27)    $0.26    ($5.47)     $1.43
                                    ========= ========= ========== =========

   Cumulative effect of change in
     accounting principle per share
      Basic                               $-        $-     ($0.05)       $-
                                    ========= ========= ========== =========
      Diluted                             $-        $-     ($0.05)       $-
                                    ========= ========= ========== =========

   Net income (loss) per share
      Basic                           ($0.27)    $0.27     ($5.42)    $1.47
                                    ========= ========= ========== =========
      Diluted                         ($0.27)    $0.26     ($5.42)    $1.43
                                    ========= ========= ========== =========

   Weighted average number of
     common shares
    Basic                             41,311    41,296    41,005     41,380
                                    ========= ========= ========== =========
    Diluted                           41,311    42,221    41,005     42,511
                                    ========= ========= ========== =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLIANCE SEMICONDUCTOR CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                         Nine months ended
                                           December 31,
                                        --------------------
                                          2001       2000
                                        ---------   --------
Cash flows from operating activities:
  Net income (loss)                   $(222,446)    $60,682
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
   Depreciation and amortization          2,297       3,196
   Equity in loss of investees, net of    7,006       3,645
     tax
   (Gain) loss on investments             8,287     (66,260)
   Other income                          (2,044)          -
   Accrued interest                       2,011           -
   Write down of investments            296,846           -
   Cumulative effect of accounting       (2,055)          -
     change, net of tax
   Inventory write down                  15,281       3,890
   Changes in assets and liabilities:
    Accounts receivable                  13,668     (11,272)
    Inventory                            25,961     (95,946)
    Related party receivables                49        (873)
    Other assets                         (1,921)       (630)
    Accounts payable                    (73,602)     58,519
    Accrued liabilities                   1,454         (53)
    Deferred income tax                (140,092)     (6,989)
    Income tax payable                    2,407           -
                                        ---------   --------
   Net cash used in operating           (66,893)    (52,091)
     activities
                                        ---------   --------

Cash flows from investing activities:
  Purchase of property and equipment       (913)     (2,851)
  Proceeds from sale of marketable       63,404      80,075
    securities
  Investment in Tower Semiconductor     (11,001)          -
    Corporation
  Purchase of Alliance Venture and      (19,293)    (53,442)
    other investments
                                        ---------   --------
   Net cash provided by investing        32,197      23,782
     activities
                                        ---------   --------

Cash flows from financing activities:
  Net proceeds from issuance of common    1,075       1,498
    stock
  Principal payments on lease              (687)       (695)
    obligation
  Repurchase of common stock             (7,668)    (10,294)
  Proceeds from borrowings               43,489      16,000
  Restricted cash                        (1,207)        922
                                        ---------   --------
   Net cash provided by financing        35,002       7,431
     activities
                                        ---------   --------

Net increase (decrease) in cash and         306     (20,878)
  cash equivalents
Cash and cash equivalents at beginning    6,109      34,770
  of the period
                                        ---------   --------
Cash and cash equivalents at end of      $6,415     $13,892
  the period
                                        =========   ========

Schedule of non-cash financing activities:
  Property and equipment leases         $    -        $415
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

                       ALLIANCE SEMICONDUCTOR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the "Company" or "Alliance") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2001 and 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2001.

For purposes of presentation, the Company has indicated the first nine months of fiscal 2002 and 2001 as ending on December 31; whereas, in fact, the Company's fiscal quarters ended on December 29, 2001 and December 30, 2000, respectively. The financial results for the third quarter of fiscal 2002 and 2001 were reported on a 13-week quarter.

The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, and the Company makes no representations related thereto.

Note 2.  Inventory

                 December 31,     March 31, 2001
                     2001
                ----------------  ---------------
Work in process     $21,755           $41,350
Finished goods       21,800            43,447
                ----------------  ---------------
                    $43,555           $84,797
                ================  ===============


Note 3. Investment in Chartered Semiconductor Manufacturing Ltd.

In February and April 1995, the Company purchased shares of Chartered Semiconductor Manufacturing Ltd. ("Chartered") for approximately $51.6 million and entered into a manufacturing agreement whereby Chartered agreed to provide a minimum number of wafers from its 8-inch wafer fabrication facility known as "Fab 2," if Alliance so chooses. In October 1999, Chartered successfully completed an initial public offering in Singapore and the United States.

The Company accounts for its investment in Chartered as an available for sale marketable security in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115").

At December 31, 2001, the Company owned approximately 1.6 million American Depository shares or "ADSs" of Chartered common stock and had recognized a gross unrealized gain of approximately $15.5 million, net of tax of approximately $5.6 million, as part of the accumulated other comprehensive income in the stockholders' equity section of the balance sheet. During the second quarter of fiscal 2002, the Company wrote down its investment in Chartered and recognized a pre-tax, non-operating loss of approximately of $11.2 million.

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

Note 4. Investment in United Microelectronics Corporation

At December 31, 2001, the Company owned approximately 282.1 million shares of the common stock of United Microelectronics Corporation ("UMC"), representing approximately 2% ownership. The portion of the investment in UMC for which sale of shares is restricted beyond twelve months (approximately 40.2% of the Company's holdings at December 31, 2001) is accounted for as a cost method investment and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investment becomes unrestricted between 2003 and 2004.

In the quarters ended December 31, 2001 and September 30, 2001, the Company sold
15.8 million and 42.0 million shares of UMC stock and recorded a pre-tax non-operating loss of approximately $76,000 and $34.7 million, respectively. The Company sold the stock in order to comply with the restrictions on its loan agreement with Citibank, due to the decline in the stock price of UMC over the quarter.

At the end of the fourth quarter of fiscal 2001, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $460.0 million. At September 30, 2001, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $250.9 million. At December 31, 2001, the Company owned 168.8 million shares of UMC that are available-for-sale and recorded a gross unrealized gain of approximately $99.4 million, net of taxes of approximately $40.1 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

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

Note 5. Investment in Broadcom Corporation

The Company accounts for its investment in Broadcom Corporation ("Broadcom") as an available-for-sale marketable security in accordance with SFAS 115. In July 2001, the Company sold 125,000 shares of Broadcom common stock, recognizing a pre-tax, non-operating gain of approximately $1.6 million. In August 2001, the Company entered into a "cashless collar" derivative contract with a brokerage firm relating to 75,000 shares of Broadcom. The Company accounts for its derivative contract as a derivative instrument in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133") (see Note 13). At December 31, 2001, the Company owned 75,000 shares of Broadcom and recorded a gross unrealized gain of approximately $1.8 million, net of taxes of approximately $737,000, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

In the December 2000 quarter, the Company sold 100,000 shares of Broadcom recording a gain of approximately $5.3 million. For the first nine months of fiscal 2001, the Company has recorded approximately $21.9 million in realized gain on the sale of 250,891 shares of Broadcom stock.

At the end of the  fourth  quarter  fiscal  2001,  the  Company  wrote  down its
investment  in  Broadcom  and  recognized  a  pre-tax,   non-operating  loss  of
approximately $3.8 million.

Note 6. Investment in Vitesse Semiconductor Corporation

The Company accounts for its investment in Vitesse Semiconductor Corporation ("Vitesse") as an available-for-sale marketable security in accordance with SFAS
115. In January 2001, the Company entered into two derivative contracts ("Agreements") with a brokerage firm and received aggregate cash proceeds of $31.5 million. The Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company accounts for its derivative contracts as a derivative instrument in accordance with SFAS 133 (see Note 13). At December 31, 2001, the Company owned in total 728,293 shares of Vitesse and recorded a gross unrealized gain of approximately $1.2 million, net of taxes of approximately $481,000, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

Vitesse's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse's and the Company's, sometimes move as a group, it is likely that Vitesse's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal years 2002 and 2001. Thus, there can be no assurance that the Company's investment in Vitesse will increase in value or even maintain its value.

Note 7. Investment in PMC-Sierra Corporation

The Company records its investment in PMC-Sierra Corporation ("PMC") as an available for sale marketable security in accordance with SFAS 115. At the end of the fourth quarter fiscal 2001, the Company wrote down its investment in PMC and recognized a pre-tax, non-operating loss of approximately $10.8 million. In the second fiscal quarter of 2002, the Company wrote down its investment in PMC recognizing a non-operating pre-tax loss of approximately $1.0 million. At December 31, 2001, the Company owns 68,152 shares of PMC common stock and recorded a gross unrealized gain of approximately $845,000, net of taxes of approximately $288,000, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

PMC's  stock,  like  many  other  high  technology   stocks,   has  historically
experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like PMC's and the Company's, sometimes move as a group, it is likely that PMC's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal years 2002 and 2001. Thus, there can be no assurance that the Company's investment in PMC will increase in value or even maintain its value.

Note 8. Investment in Adaptec Inc.

In June 2000, the Company through its venture arm Alliance Venture Management, LLC, made an investment in Platys Communications, Inc. ("Platys"), a developer and marketer of advanced storage networking products. On August 25, 2001, Adaptec Inc. ("Adaptec") acquired Platys. In connection with the acquisition, the Company received 1,540,961 shares of Adaptec common stock and $15.9 million in cash, of which $4.5 million is held in an escrow account and is classified on the balance sheet as an other current asset, and recorded a pre-tax, non-operating gain of approximately $28.6 million.

In the third fiscal quarter of fiscal 2002, the Company sold 100,000 shares of Adaptec recording a non-operating pre-tax gain of approximately $403,000.

In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of approximately $5.0 million. The Contract has repayment provisions that incorporate a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company accounts for its derivative contract as a derivative instrument in accordance with SFAS 133 (see Note 13).

At December 31, 2001, the Company owns 1,440,961 shares of Adaptec and recorded a gross unrealized gain of approximately $6.1 million, net of tax of approximately $2.5 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

Adaptec's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Adaptec's and the Company's, sometimes move as a group, it is likely that Adaptec's stock and the Company's stock can both suffer significant loss in value at the same time, as occurred in fiscal years 2002 and 2001. Thus, there can be no assurance that the Company's investment in Adaptec will increase in value or even maintain its value.

Note 9. Investment in Magma Design Automation

In December 1999, the Company, through its venture arm Alliance Venture Management, LLC, made an investment in Magma Design Automation ("Magma"). On November 20, 2001, Magma successfully completed its initial public offering
(Nasdaq: "LAVA"). In the third quarter of fiscal 2002, in connection with the offering, the Company recorded a gross unrealized gain of approximately $1.8 million, net of tax of approximately $733,000, after distribution of the management fee to Alliance Venture Management LLC, based on the IPO price of $18.36 per share. The Company accounts for its investment in Magma as an available-for-sale marketable security in accordance with SFAS 115. At December 31, 2001, the Company had recorded a gross unrealized gain of approximately $5.9 million, net of tax of approximately $2.4 million, as part of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

Magma's stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Magma's and the Company's, sometimes move as a group, it is likely that Magma's stock and the Company's stock can both suffer significant loss in value at the same time. Thus, there can be no assurance that the Company's investment in Magma will increase in value or even maintain its value.

Note 10. Alliance Venture Management, LLC

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

At the inception of Alliance Venture Management in November 1999, series A member units and series B member units in Alliance Venture Management were created. The unit holders of series A units and series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP ("Alliance Ventures III"), the management agreement for Alliance Venture Management was amended to create series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP ("Alliance Ventures IV") and Alliance Ventures V, LP ("Alliance Ventures V"), the management agreement for Alliance Venture Management was amended to create series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively.

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

As of December  31,  2001,  Alliance  Ventures I, whose  focus is  investing  in networking and communication start-up companies, has invested approximately $23.1 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures, has invested approximately $9.1 million in 10 companies, with a total fund allocation of $15.0 million. As of December 31, 2001, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $39.3 million in 14 companies, with a total fund allocation of $100.0 million. As of December 31, 2001, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $14.2 million in four companies, with a total fund allocation of $40.0 million. As of December 31, 2001, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $14.2 million in eight companies, with a total fund allocation of $60.0 million. The Company accounts for its investments in Alliance Ventures I, II, III, IV and V under the consolidation method.

Several of the investments made by Alliance Venture Management through Alliance Ventures I, II, III, IV and V ("Alliance Ventures") are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. For the quarters ended December 31, 2000 and 2001, respectively, the total equity in the loss of equity investees was approximately $1.9 million and $1.6 million, net of tax. For the nine months ended December 31, 2000 and 2001, the total equity in the loss of investees was approximately $3.6 million and $6.3 million, net of tax, respectively. In the first, second and third quarters of fiscal 2002, the Company wrote down Alliance Ventures investments and recognized a pre-tax, non-operating loss of approximately $4.5 million, $2.0 million, and $1.0 million, respectively.

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

Note 11.  Investment in Solar Venture Partners, LP

Through December 31, 2001, the Company has invested $12.5 million in Solar Venture Partners, LP ("Solar"), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation.

Due to the Company's majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. In the third quarter of fiscal 2002, the Company recorded an equity in the loss of investees of approximately $743,000 and wrote down certain Solar investments by $750,000.

Certain of the Company's directors and officers are the general partners of Solar and run the day-to-day operations. Furthermore, certain of the Company's officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures I, II, III, IV, and V.

Note 12.  Investment in Tower Semiconductor Corporation

In August 2000, the Company entered into a share purchase agreement with Tower Semiconductor ("Tower") under which Alliance committed to make a $75.0 million strategic investment in Tower as part of Tower's plan to build its new fabrication facility ("fab"). In return for its investment, Alliance will receive equity, corresponding representation on Tower's Board of Directors and committed production capacity in the advanced fab, which Tower intends to build. Pursuant to the agreement, the Company purchased 1,233,241 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $31.0 million in the fourth quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company purchased an additional 366,690 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $11.0 million. The Company has an obligation to purchase an additional 1,100,070 ordinary shares in three equal increments upon occurrence of certain events relating to Tower's construction of FAB 2 as specified in the agreement between the Company and

Tower. These additional shares are expected to be purchased by the Company during fiscal 2002 and 2003. The Company accounts for its investment in Tower under the cost method. At September 30, 2001, due to an "other-than-temporary" decline in the value of the stock, the Company wrote down its investment in Tower, recording a pre-tax, non-operating loss of $20.6 million.

In connection with the share purchase agreement, the Company entered into a foundry agreement under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction by Alliance and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and Alliance's share purchase exercise price. On August 11, 2001, approximately $16.0 million of the Company's wafers purchase credits were converted to approximately 1.3 million ordinary shares in Tower at a per share price of $12.75. The Company has purchased a total of 2.9 million ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $42.0 million. At December 31, 2001, such wafer credits from Tower totaled $5.1 million and are included in other assets on the balance sheet. The wafer purchase credits will be utilized as the Company purchases wafers from Tower in the future where 15% of order value will be applied against the wafer purchase credits. Under the terms of the foundry agreement, the Company is guaranteed a capacity of up to 15% of available wafers but not to exceed 5,000 wafers starts per month. The guaranteed capacity may be reduced if the Company elects not to exercise its additional share purchase obligation.

Note 13. Derivative Instruments and Hedging Activities

The Company has investments in the common stock of Vitesse, Broadcom and Adaptec (see Notes 5, 6 and 8 above). The Company's investments expose it to a risk related to the effects of changes in the price of Vitesse, Broadcom and Adaptec common stock. The financial exposure is monitored and managed by the Company. The Company's risk management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company uses cashless collars, which are combinations of option contracts, and forward sales to hedge this risk.

By using derivative financial instruments to hedge exposures to changes in share prices, the Company exposes itself to credit risk and market risk. Credit risk is a risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is an asset, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is a liability, the Company owes the counterparty and, therefore, does not assume any repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties.

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

In August 2001, the Company entered into a cashless collar arrangement with a brokerage firm with respect to 75,000 shares of Broadcom common stock. The collar arrangement consists of written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchase put option to sell 75,000 shares at a price of $36.72 through August 2002.

In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract has repayment provisions that incorporate a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company has to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered is determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. Under the contract, if the stock price of Adaptec is outside of the collar (the floor of which is $16.26 and the ceiling of which is $21.99), the number of Adaptec shares to be delivered equals 362,173. If the stock price of Adaptec is within the collar, the Company will have to deliver that number of Adaptec shares having total value equal to $5.9 million.

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as "SFAS 133"), on April 1, 2001. In accordance with transition provisions of SFAS 133, the Company recorded an approximate $2.1 million cumulative effect adjustment in earnings during the quarter ended June 30, 2001. At the end of the December 2001 quarter, the Company recorded a loss of $5.5 million relating to the Vitesse hedged instrument, offset by a gain of $2.5 million on the Vitesse investments. The Company recognized a loss of $1.2 million for the Broadcom hedged instrument offset by a gain of $1.2 million, on the Broadcom investment. The Company also recorded a gain of $162,000 relating to the Adaptec derivative contract and a loss of $405,000 on the Adaptec investments.

Note 14. Short-term borrowings

During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm, secured by a portion of its holdings in Chartered, bearing interest at a rate of 5.0% per annum. The outstanding balance on the loan at December 31, 2001, was approximately $16.1 million.

During the first quarter of fiscal 2002, the Company entered into a secured loan agreement with Citibank, N.A. to borrow up to $60.0 million. The loan matured on November 19, 2001 and incurred interest at LIBO Rate plus 1%. The borrowings under the loan were secured by approximately 181.7 million shares of UMC common stock held by the Company. On November 16, 2001, the Company paid off its loan in full with Citibank for an aggregate sum of $17.3 million.

During the second quarter of fiscal 2002, the Company converted an account payable of $14.4 million, to UMC and a subsidiary of UMC, to a secured loan that matures in August 2002. The loan bears an interest rate of 7.5%, and is collateralized by 16.7 million shares of UMC. The outstanding balance on the loan approximated $14.4 million at December 31, 2001.

In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd, to borrow up to $46.0 million. The loan is secured by UMC stock with the aggregate value at least 250% of the outstanding loan balance. The loan bears interest at LIBOR plus 2.5% and matures on December 7, 2002. The loan requires compliance with certain restrictive covenants with which the Company was in compliance at December 31, 2001. The outstanding balance on the Chinatrust loan approximated $30.2 million at December 31, 2001.

Note 15. Comprehensive Income

The following are the components of comprehensive income:

                        Three months ended    Nine months ended
                           December 31,          December 31,

                        -------------------  -----------------------
                          2001      2000       2001      2000
                        --------- ---------  ----------- -----------
 Net income (loss)      ($11,019)  $10,949   ($222,446)     $60,682
 Unrealized gain          80,845  (130,673)     78,741     (303,942)
   (loss) on
   marketable
   securities, net of
   deferred taxes of
   $53,495 and $52,075
   for the three and
   nine months ended
   December 31, 2001
   and ($89,686) and
   ($208,608) for the
   three and nine
   months ended
   December 31, 2000
                        --------- ---------  ----------- -----------
 Comprehensive income    $69,826 ($119,724)   ($143,705)  ($243,260)
   (loss)
                        ========= =========  =========== ===========

Note 16. Net Income (Loss) Per Share

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

The computations for basic and diluted EPS are presented below:

                                Three months ended    Nine months ended
                                    December 31,         December 31,
                                --------------------  -------------------
                                  2001       2000       2001      2000
                                ----------  --------  ---------  --------
Net income (loss)               ($11,019)   $10,949  ($222,446)  $60,682
                                ==========  ========  =========  ========
Weighted average shares           41,311     41,296     41,005    41,380
outstanding
Effect of dilutive employee            -        925          -     1,131
stock options
                                ----------  --------  ---------  --------
Average shares outstanding        41,311     42,221     41,005    42,511
  assuming dilution
                                ==========  ========  =========  ========
Net income (loss) per share:
   Basic                           ($0.27)    $0.27    ($5.42)     $1.47
                                ==========  ========  =========  ========
   Diluted                         ($0.27)    $0.26    ($5.42)     $1.43
                                ==========  ========  =========  ========

The following are not included in the above calculation, as they were considered anti-dilutive:

                            Three months ended    Nine months ended
                               December 31,          December 31,
                           ---------------------  -------------------
                             2001       2000        2001      2000
                           ---------  ----------  ---------  --------
Employee stock options        1,545         611      1,618       325
  outstanding
                           =========  ==========  =========  ========

Note 17.  Recently Issued Accounting Standards

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of
Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets, including amortizable intangibles, and is effective for the fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS 144 will address the impairment of goodwill and non-amortizable intangibles. The Company is currently reviewing these statements to determine its effect on the Company's financial position and results of operations.

Note 18.  Legal Matters

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

In November 2001 Amstrad plc ("Amstrad") filed suit against the Company in England in the amount of approximately $1.5 million. This claim is based on allegations that a batch of 15,000 parts supplied by the Company, and which were incorporated into Amstrad products, were defective. The Company has investigated whether there are sufficient grounds to dispute the jurisdiction of the English Court to hear this case. In November 2001, the Company had filed suit in the California Superior Court for $45,000 owed for the parts sold to Amstrad that were not paid for. In January 2002, the California Superior Court granted Amstrad's motion to quash the Company's California action for lack of jurisdiction. As a consequence, there are no grounds to dispute the jurisdiction of the English Court to hear Amstrad's suit. The Company has prepared a detailed defense to Amstrad's suit, which will be filed in February 2002. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the
United  States   International   Trade  Commission  ("ITC")  and  United  States
Department of Commerce ("DOC"), alleging that SRAMs fabricated in

Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC's negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the CAFC affirmed the ITC's negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company's cash deposits with interest.

Note 19.  Subsequent Event

On January 17, 2002, the Company completed the acquisition of the assets of PulseCore, Inc. ("PulseCore"), as previously announced in October 2001. The acquisition cost was approximately $5 million payable in cash, with $115,000 paid at closing, and the remainder payable in March 2003. All of the employees of PulseCore have accepted positions with the Company. PulseCore will operate as the core of Alliance's new mixed signal division, specializing in high speed and low power mixed signal design, and provide electromagnetic interference (EMI) suppression integrated circuits to manufacturers of computer peripherals, communication and digital consumer products.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

When used in this report, the words "expects," anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to risks and uncertainties and include the following statements: the potential for further price erosion of the Company's products; additional cancellation of orders in the Company's backlog; continuing slowdown in the electronics industry; further decreased demand and increased competitive environment for the Company's products, including, without limitation, obsolescence of the Company's products; continued accumulation of excess inventory and price erosion or obsolescence of existing inventory, any of which may result in additional charges against the Company's earnings; inability to timely ramp up production of and deliver new or enhanced SRAM, DRAM or flash products; inability to successfully develop and introduce new products; inability to successfully recruit and retain qualified technical and other personnel; further adverse changes in the value of securities held by the Company, including those of Magma Design Automation, Adaptec, Inc., Vitesse Semiconductor Corporation, PMC-Sierra, Inc., Broadcom Corporation, Chartered Semiconductor, United Microelectronics Corporation and Tower Semiconductor; further adverse changes in value of investments made by Alliance's venture funds managed by Alliance Venture Management, LLC; the Company's potential status as an Investment Act of 1940 reporting company. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001, and the subsequent Quarterly Report on Form 10-Q for the quarters ending June 30, 2001 and September 29, 2001. These risks and uncertainties, or the occurrence of other events, could cause actual results to differ materially from those projected in forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

Results of Operations

The percentage of net revenues represented by certain line items in the Company's consolidated statements of operations for the periods indicated, are set forth in the table below.

                                  Three months ended    Nine months ended
                                     December 31,          December 31,
                                 ---------------------  ------------------
                                   2001        2000      2001      2000
                                 ----------  ---------  --------  --------
Net revenues                       100.0%      100.0%     100.0%    100.0%
Cost of revenues                   174.0        66.6      216.1      64.0
                                 ----------  ---------  --------  --------
  Gross profit (loss)              (74.0)       33.4     (116.1)     36.0
Operating expenses:
  Research and development          32.2         4.9       30.7       5.8
  Selling, general and              56.4         7.5       51.0       8.3
    administrative
                                 ----------  ---------  --------  --------
      Total operating expenses      88.6        12.4       81.7      14.1
                                 ----------  ---------  --------  --------
Income (loss) from operations     (162.6)       21.0     (197.8)     21.9
Gain (loss) on investments           3.5         8.2      (32.3)     37.7
Write-down of marketable
securities and other investments   (27.6)          -   (1,261.8)        -
Other income (expense), net        (24.1)       (0.3)     (15.3)      0.3
                                 ----------  ---------  --------  --------
Income (loss) before income       (209.2)       28.9   (1,507.2)     59.9
  taxes, equity in loss of
  investees and cumulative
  effect of change in
  accounting principle
Provision (benefit) for income     (73.0)        8.9     (582.7)     23.3
  taxes
                                 ----------  ---------  --------  --------
Income (loss) before equity in    (136.3)       20.0     (924.5)     36.6
  loss of investees and
  cumulative effect of change
  in accounting principle
Equity in loss of investees        (37.4)        2.9)     (29.8)    (2.1)
                                 ----------  ---------  --------  --------
Income (loss) before cumulative
  effect of change in             (173.7)       17.1     (954.3)    34.5
  accounting principle

Cumulative effect of changes in        -            -       8.7        -
  accounting principle
                                 ----------  ---------  --------  --------
Net income (loss)                 (173.7)%      17.1%    (945.6)%   34.5%
                                 ==========  =========  ========  ========

Net revenues decreased by 90% to $6.3 million for the three months ended December 31, 2001 from $63.8 million for the similar period in 2000 but increased $1.2 million or approximately 24% over the September 2001 quarter. The decrease in revenue from the December 2000 quarter was the result of inventory reduction efforts by our customers and a slowdown in demand that started in the September 30, 2000 quarter. The increase in net revenue over the September 2001 quarter was the result of a 63% increase in unit shipments offset in part by a 24% decrease in average selling prices ("ASP").

Revenues from the Company's DRAM products contributed approximately 45% of the Company's net revenues for the December 2001 quarter and approximately 57% of the Company's net revenues for the December 2000 quarter. The DRAM revenues decreased by approximately 92% to $2.9 million in the December 2001 quarter from $36.6 million for the December 2000 quarter but increased $367,000 or approximately 45% over the September 2001 quarter. The decrease in revenue for DRAMs from the December 2000 quarter was the result of inventory reduction efforts by our customers and a slowdown in demand. The increase in net revenues over the September 2001 quarter was attributed to an increase in unit shipments of approximately 45% offset in part by a decrease in ASPs by approximately 22%.

Revenues from the Company's SRAM products contributed approximately 54% of the Company's net revenues for the December 2001 quarter and approximately 42% of the Company's net revenues for the December 2000 quarter. The SRAM revenues decreased by approximately 87% to $3.4 million in the December 2001 quarter from $27.1 million for the December 2000 quarter but increased $835,000 or approximately 33% over the September 2001 quarter. The decrease in revenue for SRAMs from the December 2000 quarter was the result of inventory reduction efforts by our customers and a slowdown in demand. The increase in net revenues over the

September 2001 quarter was attributed to an increase in unit shipments of approximately 89% offset in part by a decrease in ASPs by approximately 30%.

In the December 2001 quarter, sales to the computing market segment and non-PC market segment (i.e. communication, networking and consumer) accounted for approximately 32% and 68% of total sales. Whereas in the December 2000 quarter, approximately 10% of the Company's sales were in the computing market segment and 90% in the non-PC market segments.

In the December 2001 quarter, sales by geographic areas were 33%, 38% and 29% for U.S., Asia and Europe, respectively. Whereas during the December 2000 quarter, U.S., Asia and Europe accounted for 37%, 42% and 21%, respectively.

No customers accounted for net revenues greater than 10% in the December 2001 or December 2000 quarter.

Net revenues for the nine-months ended December 31, 2001 decreased by 87% to $23.5 million from $175.7 million during nine-months ended December 31, 2000. The revenue decrease during the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000, was primarily due to significant decreases in unit volumes and ASPs.

Revenues from the Company's SRAM products during the nine-months ending December 31, 2001 accounted for approximately $12.5 million or 53% of the total net revenues, with DRAMs accounting for approximately $10.8 million or 46%. This compares to SRAM products sales during the nine-months ending December 31, 2000 of approximately $74.2 million or 42% of the total revenues, with DRAMs accounting for approximately $101.1 million or 58%.

For the nine-months ended December 31, 2001, sales to the computing market segment accounted for approximately 27% of total sales, with 73% attributable to sales in the communication, networking and consumer markets whereas during the nine months ended December 31, 2000, approximately 18% of the Company's sales were in the computing market segment and 82% in the non-PC market segments (i.e. communications, networking and consumer). The Company's sales and marketing focus is primarily in the communications, networking, wireless and consumer markets.

The geographic breakdown of sales for the nine months ending December 31, 2001, was 31% in U.S., 38% in Asia, and 31% in Europe, whereas during the nine months ending December 31, 2000, U.S., Asia, and European sales accounted for approximately 37%, 45% and 18%, respectively, of net revenues.

The largest customer accounted for approximately 4.6% of the Company's net revenues during the first nine months ended December 31, 2001, whereas the largest customer for the first nine months ended December 31, 2000, accounted for approximately 6.4%.

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

Gross Profit (Loss)

Gross loss for the December 2001 quarter was $4.7 million, or 74% of net revenues compared to a gross profit of $21.3 million or 33% for the December 2000 quarter. The decrease in gross profits was primarily related to a 73% decrease in unit shipments and a 63% reduction in the ASPs, which was driven by the weak market demand. During the December 31, 2001 quarter, the Company took a $1.0 million write-down of its inventory due to scrapping of certain wafers. The inventory write-down accounted for 16% of the 74% gross loss reported in the December 2001 quarter. The gross loss for December 2001 quarter compared to the September 2001 quarter was $12.8 million less. This was due to the Company taking a $10.4 million inventory write-off in the September 2001 as well as the December quarter units shipments increasing 63% despite the ASP decreasing by 24%.

The gross loss was approximately $27.3 million, or 116% of the net revenues, for the first nine months ended December 31, 2001. This compares to a gross profit of approximately $63.3 million or 36% of net revenues for the nine months ending December 31, 2000. The Company took an approximate $17.4 million inventory write down as a result of the weak market demand as well as the erosion of its ASPs for the nine months ended December 31, 2001.

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

Research and development expenses were $2.0 million, or 32% of net revenue in the December 2001 quarter, compared to $3.1 million, or 5% of net revenue, for the December 2000 quarter. In absolute dollars, these expenses decreased approximately $1.1 million or 34% from the December 2000 quarter. Research and development expenses in the first nine months ending December 31, 2001, were $7.2 million, or 31% of net revenues compared to $10.2 million, or 6% for the first nine months ending December 31, 2000. The reduction in expenses for the December 2001 quarter as compared to the December 2000 quarter, as well as during the nine months ending December 31, 2001 versus the first nine months ending December 31, 2000, was due to a decrease in mask and tooling costs.

During the December 2001 quarter and the first nine months ended December 31, 2001, the Company's development efforts focused on advanced process and design technology involving SRAMs, DRAMs and Flash memory products.

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

Selling, general and administrative expenses were $3.6 million, or 56% of net revenue in the December 2001 quarter compared to $4.8 million, or 8% of net revenue in the December 2000 quarter. In absolute dollars, these expenses decreased approximately $1.2 million or 25% from the December 2000 quarter. For the nine months ending December 31, 2001, expenses were $12.0 million, or 51%, compared to $14.6 million, or 8%, for the nine months ending December 31, 2000. The decrease in selling, general and administrative expenses for the December 2001 quarter versus December 2000 quarter, as well as during the nine months ended December 31, 2001, versus the nine months ended December 31, 2000, was primarily the result of decreased sales commissions due to the decrease in revenues, as well as decreased headcount and personnel related costs.

Selling, general and administrative expenses may increase in absolute dollars and may also fluctuate as a percentage of net revenues in the future primarily due higher commissions, which are dependent on the level of revenues as well as increased headcount and personnel related costs.

Gain (Loss) on Investments

In the quarter ended December 31, 2001, the Company recorded a $219,000 gain on its investments. The net gain consisted of a gain of $3.4 million relating to sales of investments and $3.3 million gain on hedged investments offset by $6.5 million loss on derivative instruments.

For the nine months ended December 31, 2001, the Company has recorded $7.6 million in losses from its investments. Transactions relating to the Company's Platys holdings being bought out by Adaptec has resulted in a gain of approximately $28.6 million. The Company sold 100,000 shares of Adaptec recording a non-operating pre-tax gain of approximately $403,000. In addition, the Company recognized a gain of $162,000 on the Adaptec hedge instrument and a loss of $405,000 on the Adaptec investment. The Company sold 125,000 shares of Broadcom in the second quarter of fiscal 2002, resulting in a pre-tax gain of approximately $1.6 million. For the nine months ended December 2001, the Company recognized a loss of approximately $770,000 on its Broadcom investment and a gain of approximately $172,000 on the Broadcom hedge instrument. The Company recorded a loss on the sales of UMC stock of approximately $34.8 million. The Company also recored a loss of approximately $5.4 million on its Vitesse investment, and an offseting gain of $2.9 on the Vitesse hedge instrument.

In the December 2000 quarter, the Company recognized a gain on investments of approximately $5.3 million as a result of selling 100,000 shares of the Company's Broadcom Corporation marketable securities. In the first nine months of fiscal 2001, the Company sold 236,631 shares of Broadcom, recording a gain of approximately $21.9 million, sold 500,000 shares of Chartered reporting a gain of $33.5 million and reported a gain of approximately $11.0 million as a result of the PMC acquisition of Malleable. The Company received 68,152 shares of PMC, after the distribution of the management fee to Alliance Venture Management, in connection with the Malleable acquisition.

Other Income (Expense), Net

Other Income (Expense), net represents interest income from short-term investments and interest expense on short and long-term obligations. Other expense, net was approximately $1.4 million in the December 2001 quarter compared to Other Income, net of approximately $200,000 in the December 2000 quarter. This increase in expense was attributed to higher interest on outstanding loans. For the nine months ended December 31, 2001, Other expense, net was approximately $3.6 million as compared to Other Income, net of approximately $473,000 for the nine months ended December 31, 2000.

Write-Down of Marketable Securities and Other Investments

At the end of the December 2001 quarter, the Company wrote off three of its investments managed by Alliance Venture Management and Solar resulting in a pre-tax loss of approximately $1.8 million.

During the first six months of fiscal year 2002, marketable securities held by the Company experienced significant declines in their market value primarily due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential "other-than-temporary" declines in their value. Such evaluation included researching commentary from industry experts, analysts and other companies, all of who were not optimistic that the semiconductor sector would recover in the next quarter or two or three. Based on the continuing depression in the investments' stock prices from those originally used to record the investment and coupled with the expectation that the stock prices will not significantly recover in the next six to nine months, as well as the unfavorable business conditions for the companies in the semiconductor industry in general (including lower fabrication facility capacity at UMC), management determined that a write down was necessary as of September 30, 2001. As the result, the Company recorded a pre-tax loss of $287.5 million during the September 2001 quarter, based on the quoted market price of the respective marketable securities at September 30, 2001.

At the end of the June 2001 quarter, the Company wrote down one of its investments managed by Alliance Ventures Management LLC, and recognized a pre-tax, non-operating loss of approximately $4.5 million. At the end of the September 2001 quarter, the Company wrote down another Alliance Ventures investment and recognized a pre-tax, non-operating loss of approximately $2.0 million. At the end of the December 2001 quarter, the Company wrote down an Alliance Ventures investment for $1.0 million and two Solar investments for a total of $750,000. These write-downs are recorded in the Write-down of Marketable Securities and other investments.

Provision for Income Taxes

Income tax benefits for the three and nine months ended December 31, 2001 were approximately $4.6 million and $137.1 million, respectively, for an overall effective tax rate of 38.8%. These income tax benefits were largely the result of the write down in marketable securities in the September 2001 quarter.

Income tax expense for the December 2000 quarter was approximately $5.7 million and $41.0 million for the nine months ended, December 31, 2000, for an overall effective tax rate of 38.7%.

Equity in Loss of Investees

Several of the Alliance Venture and Solar investments are accounted for under the equity method due to the Company's ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. For the quarters ended December 31, 2001 and 2000, respectively, the total equity in the loss of investees was approximately $2.4 million and $1.9 million, net of tax. For the nine months ended December 31, 2001 and 2000, the total equity in the loss of investees was approximately $7.0 million and $3.6 million, respectively.

Cumulative  Effect of Change in Accounting  Principle - Adoption of SFAS 133

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as "SFAS 133"), on April 1, 2001. In the fourth quarter of fiscal 2001, the Company entered into two derivative instruments, to hedge its investment in Vitesse Semiconductor common stock (see Note 13). The Company has designated these arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings in the quarter ended June 30, 2001.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 144"), "Accounting for Impairment or Disposal of Long-Lived Assets", which supercedes Statement of Financial Accounting Standards ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provision of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long- lived assets including amortizable intangibles and is effective for the fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 will address the impairment of goodwill and non-amortizable intangibles. The Company is currently reviewing this statement to determine its effect on the Company's financial position and results of operations.

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

The markets for the Company's products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. The Company experienced significant deterioration in the average selling prices for its SRAM and DRAM products during the first three quarters of fiscal 2002 and during fiscal years 2001, 1999, 1998 and 1997. Historically, average selling prices for semiconductor memory products have declined. The Company is hopeful that average-selling prices may increase over the next several quarters based on the customer demand and availability of certain products the Company sells. The Company's ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices may also adversely affect the Company's gross margins unless the Company is able to significantly reduce its cost per unit in an amount to offset the declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margins.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company's products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected, as was the case in the first three quarters of fiscal 2002 and in fiscal 2001, 1999, 1998 and 1997, when the Company recorded pre-tax charges totaling approximately $16.0 million, $54.0 million, $20.0 million, $15.0 million and $17.0 million, respectively, primarily to reflect a decline in market value of certain inventory.

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

Liquidity and Capital Resources

At December 31, 2001, the Company had approximately $6.4 million in cash and cash equivalents, an increase of approximately $306,000 from March 31, 2001 and approximately $246.2 million in working capital, a decrease of approximately $43.5 million from $289.7 million at March 31, 2001.

Additionally, the Company had short-term investments in marketable securities whose fair value at December 31, 2001 was approximately $320.3 million.

During the nine months ended December 31, 2001, operating activities used cash of $66.9 million compared to $52.1 million used in the nine months of fiscal 2001. Cash utilized in operating activities in the first nine months of fiscal 2002 was primarily the result of net loss, the impact of non-cash items such as depreciation and amortization, a decrease in accounts payable, a decrease in deferred taxes offset by a cumulative effect of accounting change, write-down of investments, and decreases in inventory and accounts receivable.

Net cash provided by investing activities was $32.2 million during the nine months ended December 31, 2001, as the result of proceeds from the sale of marketable securities of $63.4 million, offset in part, by $19.3 million in investments made by Alliance Ventures Funds, an investment made in Tower Semiconductor of $11.0 million, and purchases of equipment of $913,000.

Investing activities provided cash in the amount of $23.8 million during the first nine months ended December 31, 2000 as the result of the proceeds from the sale of marketable securities of $81.1 million, offset in part, by $53.4 million in investments made by Alliance Ventures and in Solar , and purchases of equipment of $2.9 million.

Net cash provided by financing activities during the first nine months ended December 31, 2001 was approximately $35.0 million. The increase in cash from financing activities in the nine months ended December 31, 2001 was primarily due to an increase in short-term borrowings of $43.5 million and in part by proceeds from the sale of common stock through stock option exercises, of approximately $1.1 million offset by the repurchase of the Company's stock of approximately $7.7 million and capital lease payments of $687,000. During the first quarter of fiscal 2002, the Company entered into a secured loan agreement with Citibank, N.A. for up to $60.0 million. Under the terms of the loan agreement, the loan matured on November 19, 2001. At December 31, 2001, the Company had paid off its loan with Citibank. In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd, to borrow up to $46.0 million. The loan is secured by UMC stock with the aggregate value at least 250% of the outstanding loan balance. The loan bears interest at LIBOR plus 2.5% and matures on December 7, 2002. The loan requires compliance with certain restrictive covenants with which the Company was in compliance at December 31, 2001. The outstanding balance on the Chinatrust loan approximated $30.2 million at December 31, 2001.

Net cash provided by financing activities during the first nine months ended December 31, 2000 was the result of $16.0 million short-term borrowing, net proceeds from the exercise of employee stock options of $1.5 million, offset by the repurchase of 565,000 shares of the Company's common stock at a cost of $10.3 million

The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. The Company could raise such funds by selling some of its short-term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered , UMC and Tower, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the

Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

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

In November 2001 Amstrad plc ("Amstrad") filed suit against the Company in England in the amount of approximately $1.5 million. This claim is based on allegations that a batch of 15,000 parts supplied by the Company, and which were incorporated into Amstrad products, were defective. The Company has investigated whether there are sufficient grounds to dispute the jurisdiction of the English Court to hear this case. In November 2001, the Company had filed suit in the California Superior Court for $45,000 owed for the parts sold to Amstrad that were not paid for. In January 2002, the California Superior Court granted Amstrad's motion to quash the Company's California action for lack of jurisdiction. As a consequence, there are no grounds to dispute the jurisdiction of the English Court to hear Amstrad's suit. The Company has prepared a detailed defense to Amstrad's suit, which will be filed in February 2002. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

ITEM 5
Other Information

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC"), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company's imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan are subject to a cash deposit in the amount of 50.15% (the "Antidumping Margin") of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the "CIT"), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC's negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the CAFC affirmed the ITC's negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company's importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company's cash deposits with interest.

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

On the other hand, the Company also believes that the investments that it currently holds in Chartered and UMC, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company's memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and until the past two years, its income (and losses) have derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, and has applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. However, if the Company's investments in Chartered, UMC, and Tower are now viewed as investment securities, it must be conceded that an unusually large proportion of the Company's assets could be viewed as invested in assets that would, under most circumstances,  give rise to
investment company status. Therefore, while the Company believes that it has meritorious arguments as to why it should not be considered an investment company and should not be subject to regulation under the Act, there can be no assurance that the SEC will agree. And even if the SEC grants some kind of exemption from investment company status to the Company, it may place significant restrictions on the amount and type of investments the Company is allowed to hold, which might force the Company to divest itself of many of its current investments. Significant potential penalties may be imposed upon a company that should be registered under the Act but is not, and the Company is proceeding expeditiously to resolve its status.

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

ITEM 6
Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

Exhibit
Number       Document Description
---------------------------------------------------------------------------
 10.46       Credit Agreement dated November 15, 2001, by and between Registrant and Chinatrust Commercial Bank, Ltd.
 10.47       Pledge Agreement dated November 15, 2001, by and between Registrant and Chinatrust Commercial Bank, Ltd.
 10.48       Amended and Restated Credit Agreement dated January 21,
             2002, by and between Registrant and Chinatrust Commercial
             Bank, Ltd.
 10.49       Supplemental Pledge Agreement dated January 21, 2002, by and between Registrant and Chinatrust Commercial Bank, Ltd.
 10.50       Asset Purchase Agreement dated January 17, 2002 by and
             between Registrant and PulseCore, Inc.


      (b) No reports on Form 8-K were filed during quarter ended December 29, 2001.

================================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Alliance Semiconductor Corporation


February 12, 2002              By: /s/ N. Damodar Reddy
                                   --------------------------------
                                   N. Damodar Reddy
                                   Chairman of the Board, President, Chief
                                   Executive Officer (Principal  Executive
                                   Officer) and Acting Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)