Form 10-K
period 2002-03-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2002-07-15
CIK 913293

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2002,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-22594

Alliance Semiconductor Corporation

(Exact name of Registrant as specified in its charter)

Delaware	77-0057842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2575 Augustine Drive

Santa Clara, California 95054-2914
(Address of principal executive offices)

Registrant’s telephone number, including area code is (408) 855-4900

Registrant’s website address is http://www.alsc.com

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	Nasdaq

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes ☑        No ☐

     As of June 21, 2002, there were 38,410,639 shares of Registrant’s Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 21, 2002, based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was approximately $257,350,000.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant’s fiscal year ended March 30, 2002, are incorporated by reference into Part III hereof.

Exhibit Index on page 40

PART I

Forward Looking Statements

      This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements as to future operating results and plans that involve risks and uncertainties. We use words such as “expects”, “anticipates”, “believes”, “estimates” and similar expressions to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by those projected in the forward-looking statements for any reason, including the risks and uncertainties set forth in Item 1 of Part I hereof (entitled “Business”) and in Item 7 of Part II hereof (entitled “Factors Affecting Future Results”) and elsewhere in this report.

Item 1     Business

Overview

      Alliance Semiconductor Corporation was incorporated in California on February 4, 1985 and reincorporated in Delaware on October 26, 1993. Market trends, such an increased emphasis on high-throughput applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. The Company addresses these opportunities with its families of static random access memories (“SRAMs”) and dynamic random access memories (“DRAMs”), characterized by high storage capacity (density), fast access times and low power consumption. The Company designs, develops and markets high performance memory and memory intensive logic products to the personal computer, networking, telecommunications, instrumentation and consumer markets. With headquarters in Santa Clara, California, and a major design center in Bangalore, India, we also serve customers from international offices in Asia, Japan, and Europe.

      The Company’s strategy of addressing market opportunities with its SRAM and DRAM products has recently been severely impacted by declines in average selling prices and end user demand. To offset the effects of declining selling prices and its impact on revenue, the Company began to modify its strategy and diversify its product mix to focus on additional, value added products outside of the high performance memory product area. In furtherance of this strategy, on January 17, 2002, the Company completed its acquisition of PulseCore, Inc. (“PulseCore”). PulseCore is a fabless semiconductor company specializing in high speed and low power mixed signal design. PulseCore currently provides electromagnetic interference (“EMI”) suppression integrated circuits to manufacturers of computer peripherals and digital consumer products. The acquisition cost was $5.1 million, including directly related expenses of the acquisition of $270,000. Net revenues from sales of PulseCore products were an immaterial portion of the Company’s net revenues during fiscal 2002.

      The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and undercapacity, and accelerated erosion of selling prices. The market for the Company’s DRAM and SRAM devices continues to experience excess supply relative to demand, which resulted in a significant downward trend in average selling prices. Although the Company is unable to predict future trends in average selling prices, historically the semiconductor industry has experienced significant declines in average selling prices.

      The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand. In fiscal 2002, the Company experienced (as it did in previous years) rapid erosion in product pricing which is not within the control of the Company and which will continue to have an adverse material effect on the Company’s results of operations. The Company is unable to predict the future prices for its products.

      Throughout this report, the Company has indicated its fiscal years as ending on March 31, whereas the Company’s fiscal year actually ends on the Saturday nearest the end of March. The fiscal years ended March 31, 2002, 2001 and 2000 all contained 52 weeks.

Technology

      The Company has focused on using innovative design techniques to develop high performance SRAMs and DRAMs that can be manufactured using a simple complimentary metal oxide semiconductor “CMOS” manufacturing process. The Company combines both SRAM and DRAM design approaches in creating its SRAM and DRAM products, and believes that merging these techniques enables it to design SRAMs that feature some of the density attributes of DRAMs and to design DRAMs that feature some of the speed attributes of SRAMs. Since its inception in 1985, the Company has accumulated substantial experience in designing SRAM and DRAM products.

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

      In addition to having small die sizes, many of the Company’s products are designed to be manufactured using a CMOS process with fewer steps than required for some competitive memory products. The Company’s competitors often require a greater number of mask steps and/or more complex manufacturing processes to achieve similar performance of such products. Because yields typically decline as manufacturing complexity and the number of process steps increase, the simpler manufacturing process utilized by the Company has contributed to its generally high manufacturing yields. The Company also believes that a simpler manufacturing process leads to faster time to market and shorter manufacturing cycle times.

      The Company’s development strategy is to leverage its proprietary design modules, which have been created using its design philosophies. These modules, which are scaleable in size, can be used by the Company as building blocks for new products, resulting in shorter design cycles. The Company believes that this design strategy also enables it to maximize the performance, yield and cost advantages of its basic designs and sustain them over time in successive generations of higher performance and higher density products.

Products

High Speed CMOS Dynamic Random Access Memory (“DRAM”)

      DRAMs are high density, low-cost-per-bit, random access memory components that store digital information and provide high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in computer systems. Sales of the Company’s DRAM products accounted for 48% of the Company’s net revenues in fiscal 2002. During fiscal years 2001 and 2000, DRAM products accounted for 57% and 56%, respectively, to the Company’s net revenues. The Company’s primary DRAM products are 4-Mbit and 16-Mbit densities in various configurations

High Speed CMOS Static Random Access Memory (“SRAM”)

      SRAMs are semiconductor devices that perform memory functions similar to DRAMs. SRAMs utilize a more complex memory cell and do not require the memory array to be periodically refreshed. This simplifies system design for memory applications utilizing SRAM and allows SRAM to operate faster than DRAM, although SRAM has a higher cost-per-bit than DRAM. The Company produces SRAMs for the high-performance or high-bandwidth applications that require a “buffer” or “cache” of high-speed memory to provide data access and data routing quickly. SRAMs are a key component in leading-edge telecommunications and networking applications where bandwidth is a critical system parameter. Sales of the Company’s SRAM products accounted for 50% of the Company’s net revenues in fiscal 2002. During fiscal year 2001 and 2000, SRAM products contributed approximately 43% and 43% respectively, to the Company’s net revenues. Focused on the telecommunications, networking and wireless markets, the Company currently offers SRAM products in broad range densities, packages, speed grades and low-power ranges from 64 Kbit to 8 Mbit with speeds as fast as 8ns and stand by power as low as 20uA. Currently the Company’s SRAM products are manufactured using 0.35 and 0.25 micron technology, with development to 0.13 micron technology underway.

Mixed Signal Integrated Circuits

      The Company’s PulseCore products are designed to provide a diverse mixed-signal product line built around its “low EMI frequency timing technology.” PulseCore devices implement spread spectrum modulation techniques for EMI reduction, in conjunction with propriety direct digital synthesis. This serves as a base for many application specific standard products. Features include selectable frequencies (10-166MHz) and modulation characteristics (frequency deviation, modulation rate), low jitter, and up to 15dB of system attenuation. PulseCore’s EMI suppression ICs have been designed to provide extensive programmability and features in the smallest, lowest-cost packages available. PulseCore’s software program EMI-latorTM, is designed to enable the user to resolve EMI compliance issues at the very beginning of the design phase. This provides greater predictability and improved “time-to-market” over the traditional “trial-and-error” approach where EMI issues are addressed at the end of the engineering cycle. The Company currently offers for sale over 10 different PulseCore products.

Interconnect Integrated Circuits

      The Company is in the process of developing integrated circuits that are designed to provide solutions that accelerate the transmission and switching of data, video and voice in performance and bandwidth-intensive networking, storage and server markets. The product portfolio is planned to include a family of high-speed and high-bandwidth chip-to-chip interconnects including HT-to-Peripheral Component Interface (“PCI”) bridges and HT-to-HT switches. The family of interconnects will expand the possibilities for today’s system architects and designers by providing them with design options based on HT, PCI and industry standard networking and Input/ Output interconnect technologies. The Company believes the chip-to-chip interconnect family will be a key building block in a number of different systems including storage systems and switches, imaging and graphics systems, LAN switches, servers, access and edge routers. These solutions are currently planned to include a complete “eco-system” that integrates IC devices with software drivers, protocol stacks, reference designs, evaluation kits and an extensive set of documentation to speed customer time to market. The Company expects that its initial chip-to-chip interconnect product will begin shipments to customers in the first half of fiscal 2003.

High Speed CMOS Flash Memory

      During fiscal 2001, the Company changed its focus from 5V to 3V flash memory products (which use a single nominal, 3-volt power supply for read and programming functions). The Company has available the 8-Mbit product with access times as fast as 80ns, and has achieved functional silicon on 4-Mbit product. To date, the Company has not derived significant revenue from flash memory products and has discontinued development of flash memory products.

Network Hardware Accelerators

      During fiscal 2001 and 2000, the Company spent development efforts on a family of Internet Protocol Routing Processors. In fiscal 2002, the Company discontinued development of these products.

Product Development

      Timely development and introduction of new products are essential to maintaining the Company’s competitive position. The Company currently develops all of its products in-house and has 107 development personnel (46 in the United States and 61 in India) as of March 31, 2002. The Company uses a workstation-based computer-aided design environment to design and prototype new products. The Company’s design process uses network computing, high-level design methodologies, simulators, circuit synthesizers and other related tools. During fiscal 2002, 2001, and 2000, the Company spent approximately $10.4 million, $13.8 million, and $14.6 million, respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional products.

      The markets for the Company’s products are characterized by rapid technological change, evolving industry standards and product obsolescence. The Company’s future success will be highly dependent upon the timely completion and introduction of new products at competitive performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company’s ability to secure sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company’s independent foundries and the Company’s ability to offer products at competitive prices. There can be no assurance that the Company will be able to identify new product opportunities successfully, develop and bring to market such new products in a timely and cost effective manner, or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company can secure adequate foundry capacity for the production of such products, or obtain acceptable manufacturing yields necessary to enable the Company to offer products at competitive prices. Additionally, there can be no assurance that the Company’s products will gain or maintain market acceptance. Such inabilities could materially and adversely affect the Company’s results of operations.

      The markets for the Company’s products are volatile and subject to rapid technological and price change. Any inventory of products for those markets may be subject to obsolescence and price erosion, which could materially and adversely affect the Company’s results of operations.

Customers

      The Company’s primary customers are major domestic and international manufacturers of personal computer and computer peripherals, consumer, networking, telecommunications and wireless products, including; 3Com, Pace Micro Technology, Lucent, Sony, IBM, Toshiba, Acer, Alcatel, Nokia, Solectron, Jabil, Efficient Networks, General Instruments, Seagate, Brother and Pioneer. A decline in demand in these industries or lack of success in developing new markets or new products has had and may continue to have a material adverse effect on the Company’s results of operations.

      The Company believes that if its sales penetration into these markets increases, its customer base will diversify not only by product application but also geographically. There can be no assurance that such sales penetration into these markets will, in fact, increase.

      Sales to the Company’s customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For fiscal 2002 and 2001, no customers accounted for more than 10% of the Company’s net revenues. For the fiscal 2000, one customer accounted for approximately 10% of the Company’s net revenues.

      Historically, the semiconductor industry in general, and the semiconductor memory business in particular, have experienced cyclical downturns in business every few years. The industry experienced such a downturn in the mid 1990’s and had been recovering over the last few years, as had the Company. Beginning in the fourth fiscal quarter of fiscal 2001, the industry and the Company experienced a significant downturn. The Company cannot predict when the current downturn will end. Even after the end of the current downturn, the Company fully expects that other downturns will occur. It is difficult to predict when such downturns will occur, and when customers will start canceling orders. There can be no assurance that the Company will be able to manage its business in a manner so as to prepare for downturns, when they occur. Additionally, even if the Company is able to prepare for downturns, any such downturns would have a significant and material negative impact on the Company’s ability to sell products and results of operations, and such a negative impact on the Company may last several years.

Sales and Marketing

      The Company markets and distributes its products through a network of sales offices, manufacturers’ representatives and distributors throughout North America, Europe, Asia and the rest of the world.

      The Company uses manufacturers’ representatives and distributors who are not subject to minimum purchase requirements and who can discontinue marketing the Company’s products at any time. Many of the Company’s distributors are permitted to return a limited amount of product purchased in exchange for future orders. The loss of one or more manufacturers’ representatives or distributors could have a material adverse effect on the Company’s results of operations. The Company believes that its relations with its manufacturers’ representatives and distributors generally are good.

      The Company believes that customer service and technical support are important competitive factors in selling to major customers. The Company provides technical support to its customers worldwide. Distributors and manufacturers’ representatives supplement the Company’s efforts by providing additional customer service at a local level. The Company also works closely with its customers in qualification of its products and providing the needed quality and reliability data. The Company believes that close contact with its customers not only improves the customers’ level of satisfaction but also provides important insights into future market directions.

      International revenues accounted for approximately 74%, 63%, and 60% of net revenues in fiscal 2002, 2001 and 2000, respectively. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company’s products are manufactured, assembled and tested by independent third parties primarily located in Asia and North America, and the Company has in the past, and intends in the future, to make investments in certain foundries in Asia or elsewhere in order to secure production capacity. Due to its international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delay resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company’s international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company’s products in foreign markets and make the Company’s products relatively more expensive than competitors’ products that are denominated in local currencies. There can be no assurance that such regulatory, geopolitical or other factors will not adversely impact the Company’s results of operations in the future or require the Company to modify its current business practices.

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

      The Company’s major foundries are United Microelectronics Corporation (“UMC”) in Taiwan and Japan, Chartered Semiconductor Manufacturing Ltd. (“Chartered”) in Singapore and National Semiconductor Corporation (“National”) in the United States. The Company has entered into foundry production agreements with all of its major foundries. In fiscal 2001, the Company entered into a foundry production agreement with Tower Semiconductor, Ltd. (“Tower”), in connection with an investment in a new fabrication facility being constructed by Tower in Israel. To date the Company has not used the Tower facility for production purposes. Although the Company believes it currently has adequate capacity to address market requirements, there can be no assurance that in the future the Company’s current foundries, together with any additional sources, would be willing or able to satisfy all of the Company’s requirements on a timely basis. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including but not limited to equity investments in independent wafer manufacturers, in exchange for guaranteed production; the formation with others of new companies to own and operate foundries; the usage of “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company’s designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

      In addition, some of UMC’s foundries are located in the Science-Based Industrial Park in Hsin-Chu City, Taiwan. The Company currently expects these foundries to supply the substantial portion of the Company’s products in fiscal 2003. The Company has in the past experienced disruption of the operations at its foundries, and any future disruptions for any reason, including work stoppages, fire, and earthquakes, or other natural disasters, could cause delays in shipments of the Company’s products, and could have a material adverse effect on the Company’s results of operations. In 1997, a fire caused extensive damage to one of UMC’s foundries, not used by the Company, which is located in the Hsin-Chu Science-Based Industrial Park. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse effect on UMC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company’s foundries’ ability to supply the Company’s products, which could have a material adverse effect on the Company’s results of operations.

      The Company is using multiple sources for certain of its products, which may require the Company’s customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The requirement that a customer perform separate product qualifications or a customer’s inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company’s competitors, which would adversely affect the Company’s results of operations.

      The Company purchases semiconductor wafers from these foundries pursuant to various agreements. The Company believes that its relationship with each of these foundries is good; however, UMC and Chartered manufacture similar products which are sold to the Company’s competitors and customers.

      Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company’s products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company’s results of operations. There can be no assurance that problems affecting manufacturing yields of the Company’s products will not occur in the future.

      The Company uses offshore subcontractors, which are located primarily in Taiwan and Singapore for die assembly and testing. In the assembly process, the silicon wafers are separated into individual dies that are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company’s quality assurance program before shipment to customers. While the timeliness, yield and quality of product deliveries from the Company’s suppliers of assembly and test services have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstances that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company’s revenue, and other adverse effects on the Company’s results of operations. Most of the Company’s wafer foundries, assembly and testing facilities comply with the requirements of ISO 9000.

      There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced by such suppliers. The occurrence of such price increases could have a material adverse effect on the Company’s results of operations.

      The Company also is subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company’s products. Shortages of raw materials or disruptions in the provision of services by the Company’s assembly or testing houses or other circumstances that would require the Company to seek alternative sources of supply, assembly or testing could lead to constraints or delays in timely delivery of the Company’s products. Such constraints or delays may result in the loss of customers, limitations or reductions in the Company’s revenue or other adverse effects on the Company’s results of operations. The Company’s reliance on outside foundries and independent assembly and testing houses involves several other risks, including reduced control over delivery schedules, quality assurance and costs. Interruptions in supply at the Company’s foundries or assembly or testing houses may cause delays in delivery of the Company’s products. The occurrence of any supply or other problem resulting from the risks described above could have a material adverse effect on the Company’s results of operations.

Competition

      The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company’s customers may be purchasing products from both the Company and the Company’s competitors. The Company’s principal competitors include Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Integrated Silicon Solutions, Inc., Micron Technology, Inc., NEC, Samsung, Toshiba, and other U.S., Japanese, Korean, and Taiwanese manufacturers. Most of the Company’s competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. During an industry downturn such as the current downturn and as occurred previously in the SRAM and DRAM markets, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, the Company has entered into new markets, therefore the Company faces additional competition. Markets for most of the Company’s products are characterized by intense price competition. The Company’s future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity, sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Licenses, Patents and Maskwork Protection

      The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. As of June 21, 2002, the Company holds 73 United States patents covering certain aspects of its product designs or manufacturing technology, which patents expire between 2009 and 2020. The Company also has 26 pending United States patent applications, six of which have been allowed and are expected to be issued as patents. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company’s technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company’s technology or the circumvention of its patents by competitors could have a material adverse effect on the Company’s ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes, which are the same as or substantially, equivalent or superior to those of the Company.

      The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will receive in the future, notices alleging that the Company’s products, or the processes used to manufacture the Company’s products, infringe the intellectual property rights of third parties. The Company is in discussions with three companies who have made claims that some of the Company’s products and/or processes infringe patents held by such companies. If the Company determines that the Company possibly infringes a patent and the patent appears valid, the Company will negotiate a license, if possible. The ultimate conclusion with respect to any alleged infringement must be determined by a court or administrative agency in the event of litigation, and there can be no assurance that a court or administrative agency would determine that the Company’s products do not infringe the patents in question. Patent litigation is inherently uncertain and the Company cannot predict the result of any such litigation or the level of damages that could be imposed if it were determined that certain of the Company’s products or processes infringe any of the patents in question.

      Copyrights and maskwork protection are also key elements in the conduct of the Company’s business. The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality agreements with its employees and consultants, and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Backlog

      Sales of the Company’s products are made pursuant to standard purchase orders. Purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in the customers’ requirements and to price renegotiations. In addition, orders typically may be canceled at the discretion of the buyer without enforceable penalty. The Company’s business, in line with that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules. Also, the Company’s actual shipments depend on the manufacturing capacity of the Company’s foundries. Finally, capacity constraints or unexpected manufacturing delays may prevent the Company from meeting the demand for certain of its products. The backlog is not necessarily indicative of future sales.

Investments

      In the last nine months of fiscal 2001, marketable securities held by the Company experienced significant declines in their market value primary due to the downturn in the semiconductor sector and general market conditions. As a result, the Company recorded a pre-tax, non-operating loss of approximately $506.8 million during the fourth quarter of fiscal 2001 based on the quoted price of the respective marketable securities at March 31, 2001.

      During the first six months of fiscal 2002, marketable securities held by the Company continued to experience further significant declines in their market value. Management determined that another write down was necessary as of September 30, 2001. As a result, the Company recorded a pre-tax loss of $288.5 million during the second quarter of fiscal 2002, based on the quoted market price of the respective marketable securities at September 30, 2001.

United Microelectronics Corporation

      At March 31, 2002, the Company owned approximately 313.1 million shares of UMC common stock, representing approximately less than a 1% ownership interest in UMC. During fiscal 2000, the Company recognized a $907.5 million pre-tax gain as a result of the merger between UMC and the four wafer foundry units: USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation. According to Taiwanese laws and regulations, 50% of the 283.3 million UMC shares the Company initially received are subject to a “lock-up” or no trade period. Of this 50% or 141.6 million shares, approximately 28.3 million shares have become eligible for sale commencing on January 2001 and will continue to become eligible for sale every six months through 2004. In May 2000, the Company received an additional 20% or 56.6 million shares of UMC by way of a stock dividend. In January 2002, the Company received an additional 15% or 51.0 million shares of UMC by way of stock dividend. These dividend shares are not subject to a lock-up.

      The portion of the investment in UMC which is restricted for sale for more than twelve months (approximately 18% of the Company’s holdings at March 31, 2002), is accounted for under the cost method and is presented as a long-term investment. As the portion of the investment subject to restriction becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”). At the end of the fourth quarter of fiscal 2001, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $460.0 million. In fiscal 2002, the Company sold 77.8 million shares of UMC stock and recorded a pre-tax non-operating loss of $20.8 million. The majority of the stock sold by the Company was in order to comply with the restrictions as part of its loan agreement with Citibank as a result of the decline in the stock price of UMC in the second and third quarters of fiscal 2002. At the end of the second quarter of fiscal 2002, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $250.9 million.

      At March 31, 2002, the Company owned 256.5 million shares of UMC that were available-for-sale and recorded an unrealized gain of approximately $135.2 million, net of deferred taxes of approximately $91.3 million as part of “Accumulated Other Comprehensive Income” in the Stockholders’ Equity section of the Balance Sheet. Also at March 31, 2002, the Company owned 56.7 million shares of UMC that are recorded at cost.

      Given the market risk for securities, if these shares are ultimately sold, it is possible that additional gain or loss will be reported in connection with the sale. If the Company sells more that 50% of its original holdings of UMC, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Chartered Semiconductor Manufacturing Corporation

      At March 31, 2002, the Company owned approximately 16.4 million ordinary shares or 1.64 million American Depository Shares (“ADSs”) of Semiconductor Manufacturing Corporation (“Chartered”). The Company does not own a material percentage of the equity of Chartered. The Company accounts for its investment in Chartered as an available-for-sale security in accordance with SFAS 115. During the second quarter of fiscal 2002, the Company wrote down its investment in Chartered and recognized a pre-tax, non-operating loss of approximately of $12.2 million. At March 31, 2002, the Company recorded an unrealized gain of approximately $10.1 million, net of taxes of approximately $5.8 million as part of “Accumulated Other Comprehensive Income” in the Stockholders’ Equity Section of the Balance Sheet, included in “Item 8 — Financial Statements and Supplemental Data”. During fiscal 2001, the Company sold 500,000 shares of Chartered and recognized a pre-tax gain of approximately $33.5 million.

      Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported in connection with any such sale. If the Company sells more than 50% of its original holdings of Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Broadcom Corporation

      At March 31, 2002, the Company owned 75,000 shares of Common Stock of Broadcom Corporation (“Broadcom”). The Company accounts for its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2002, the Company sold 125,000 shares of Broadcom Common Stock, recognizing a pre-tax, non-operating gain of approximately $1.6 million. In fiscal 2002, the Company also entered into a cashless collar arrangement with a brokerage firm with respect to 75,000 shares of Broadcom Common Stock. The collar arrangement consists of a written call option to buy 75,000 shares of Broadcom Common Stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. At the end of the fourth quarter of fiscal 2001, the Company wrote down its investment in Broadcom and recognized a pre-tax, non-operating loss of approximately $3.8 million.

      At March 31, 2002, the Company recorded an unrealized gain of approximately $810,000, net of taxes of approximately $548,000, as part of “Accumulated Other Comprehensive Income” in the Stockholders’ Equity section of the Balance Sheet.

      Broadcom’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Broadcom’s and the Company’s, move as a group, it is likely that Broadcom’s stock and the Company’s stock would suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in Broadcom will maintain its value.

Vitesse Semiconductor Corporation

      At March 31, 2002, the Company owned 728,000 shares of Common Stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115. In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company, at its option, may settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.) During the second quarter of fiscal 2002, the Company wrote down its investment in Vitesse and recognized a pre-tax non-operating loss of approximately $3.8 million. At the end of the fourth quarter of fiscal 2001, the Company wrote-down its investment in Vitesse and recognized a pre-tax non-operating loss of approximately $52.9 million. This loss was offset by a $20.6 million gain on the Vitesse derivative contract.

      At March 31, 2002, the Company recorded an unrealized gain of approximately $292,000, net of taxes of $197,000 as part of Accumulated Other Comprehensive Income in the Stockholders Equity section of the Balance Sheet.

      Vitesse’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse’s and the Company’s, move as a group, it is likely that Vitesse’s stock and the Company’s stock would both suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in Vitesse will maintain its value.

PMC-Sierra Corporation

      At March 31, 2002, the Company held 68,152 shares of PMC-Sierra Corporation (“PMC”) common stock. The Company records its investment in PMC as an available-for-sale marketable security in accordance with SFAS 115. In the second fiscal quarter of 2002, the Company wrote down its investment in PMC recognizing a pre-tax, non-operating loss of approximately $1.0 million. At the end of the fourth quarter of fiscal 2001, the Company wrote down its investment in PMC and recognized a pre-tax, non-operating loss of approximately $10.8 million. At March 31, 2002, The Company recorded an unrealized gain of approximately $271,000 net of taxes of approximately $130,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

      PMC’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like PMC’s and the Company’s, move as a group, it is likely that PMC’s stock and the Company’s stock would both suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in PMC will maintain its value.

Adaptec, Inc.

      In June 2000, the Company through its venture arm Alliance Venture Management, LLC, made an investment in Platys Communications, Inc. (“Platys”), a developer and marketer of advanced storage networking products. On August 25, 2001, Adaptec, Inc. (“Adaptec”) acquired Platys. In connection with the acquisition, the Company received 1,540,961 shares of Adaptec common stock and $15.9 million in cash, of which $4.5 million is held in an escrow account and is classified as part of restricted cash on the Balance Sheet, and recorded a pre-tax, non-operating gain of approximately $28.6 million. In the third fiscal quarter of fiscal 2002, the Company sold 100,000 shares of Adaptec and recorded a pre-tax, non-operating gain of approximately $403,000.

      In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract has repayment provisions that incorpo-

rate a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company has to deliver a certain number of shares of Adaptec Common Stock in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered is determined by a formula based upon the market price of the Adaptec shares on the settlement date. Under the contract, if the stock price of Adaptec is outside of the collar (the floor of which is $16.26 and the ceiling of which is $21.99), the Company would be obligated to deliver 362,173 shares of Adaptec Common Stock. If the stock price of Adaptec is within the collar, the Company will be obilgated to deliver that number of Adaptec shares having total value of $5.9 million.

      At March 31, 2002, the Company held 1,440,961 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2002, the Company recorded an unrealized gain of approximately $2.5 million, net of tax of approximately $1.7 million, as part of “Accumulated Other Comprehensive Income” in the Stockholders’ Equity section of the Balance Sheet. Adaptec’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Adaptec’s and the Company’s, move as a group, it is likely that Adaptec’s stock and the Company’s stock would both suffer significant loss in value at the same time. This occurred in fiscal 2002. Therefore, there can be no assurance that the Company’s investment in Adaptec will maintain its value.

Magma Design Automation

      In December 1999, the Company, through its venture arm Alliance Venture Management, LLC, made an investment in Magma Design Automation (“Magma”). On November 20, 2001, Magma successfully completed its initial public offering. The Company accounts for its investment in Magma as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2002, the Company held 360,244 shares of Magma and recorded an unrealized gain of approximately $1.3 million, net of taxes of $893,000, as part of Accumulated Other Comprehensive Income in the Stockholders’ Equity section of the Balance Sheet.

Tower Semiconductor Ltd.

      In August 2000, the Company entered into a share purchase agreement with Tower Semiconductor Ltd. (“Tower”) under which Alliance committed to make a $75.0 million strategic investment in Tower as part of Tower’s plan to build its new fab. In return for its investment, Alliance received equity, corresponding representation on Tower’s Board of Directors and committed production capacity in the advanced fab, which Tower intended to build. Pursuant to the agreement, the Company purchased 1,233,241 Ordinary Shares of Tower for an aggregate purchase price of $31 million in the fourth quarter of fiscal 2001. The Company has an obligation to purchase an additional 1,466,760 Ordinary Shares in four equal increments upon occurrence of events relating to Tower’s construction of the new fab as specified in the agreement.

      In the first quarter of fiscal 2002, the Company purchased 366,690 Ordinary Shares of Tower and future wafer purchase credits for an aggregate purchase price of $11.0 million, a portion of the $75 million initial commitment. At September 30, 2001, due to an “other-than-temporary” decline in the value of Tower’s Ordinary Shares, the Company wrote down its investment in Tower, recording a pre-tax, non-operating loss of $20.6 million. In August 2001, Tower issued an additional 1,255,848 of its ordinary shares to Alliance in connection with the conversion of wafer credits in the amount of $9.6 million to equity.

      In conjunction with the share purchase agreement, the Company entered into a foundry agreement under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction by Alliance and is calculated based on the difference between Tower’s average stock price for 30 days preceding a purchase transaction and Alliance’s share purchase exercise price. The wafer credits will be utilized as the Company purchases wafers from Tower in the future where 15% of order value will be applied against the wafer credits. Under the terms of the foundry agreement, the Company is guaranteed a capacity of up to 15% of available wafer starts but not to exceed 5,000 wafers starts per month. The guaranteed capacity may be reduced if the Company elects not to exercise its additional share purchase obligation.

      At March 31, 2002, the Company owned 2,855,779 shares of Tower and wafer credits totaling $5.1 million. The Company accounts for its investment in Tower under the cost method based on the Company’s inability to exercise significant influence over Tower’s operations and restrictions to sell Tower stock.

Alliance Venture Management, LLC

      In October 1999, the Company formed Alliance Venture Management LLC, (“Alliance Venture Management”), a California limited liability corporation, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to a management fee out of the net profits of the investment funds. This management company structure was created to provide incentives to the individuals who participate in the management of the investment funds, by allowing them limited participation in the profits of the various investment funds, through the management fees paid by the investment funds.

      In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% of the profits from these partnerships for its managerial efforts.

      At Alliance Venture Management’s inception in November 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively.

      Each of the owners of the Series A, B, C, D and E member units paid the initial carrying value for their shares of the member units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Series A, B, C, D or E member units and does not participate in the management fees generated by the management of the investment funds. Several of the Company’s senior management hold the majority of the Series A, B, C, D or E member units of Alliance Venture Management.

      After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2002, Alliance Ventures I, the focus of which is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2002, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $42.4 million in 13 companies, with a total fund allocation of $100.0 million. As of March 31, 2002, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market areas, has invested $19.9 million in six companies, with a total fund allocation of $40.0 million. As of March 31, 2002, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $14.5 million in eight companies, with a total fund allocation of $60.0 million.

      In fiscal 2002 and 2001, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $7.6 million and $2.6 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of Alliance Ventures investee companies was approximately $8.4 million and $5.7 million, respectively, for fiscal 2002 and 2001, respectively.

      Certain of the Company’s officers have formed private venture funds, which invest in some of the same investments as the Company. See “Part III — Item 13 — Certain Relationships and Related Transactions.”

      Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. The market for these types of investments has, in the past, been successful and many venture capital funds have been profitable, and while the Company has been successful in certain of its past investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future, and the Company will suffer significant diminished success in these investments. It is possible that many or most, and maybe all of the Company’s venture type investments may fail, resulting in the complete loss of most or all the money the Company has invested in these types of investments.

Solar Venture Partners, LP

      Through March 31, 2002, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation.

      Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. In fiscal 2002, the Company recorded an equity in the loss of investees of approximately $1.1 million, net of minority interest, and wrote down certain Solar investments by $731,000, net of minority interest.

      Certain of the Company’s directors and officers are the general partners of Solar and run the day-to-day operations. Furthermore, certain of the Company’s officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures I, II, III, IV, and V. See “Part III — Item 13 — Certain Relationships and Related Transactions.”

The Investment Company Act of 1940

      Following a special study after the stock market crash of 1929 and the ensuing Depression, Congress enacted the Investment Company Act of 1940 (the “Act”). The Act was primarily meant to regulate “investment companies,” which generally include families of mutual funds of the type offered by the Fidelity and Vanguard organizations (to pick two of many), closed-end investment companies that are traded on the public stock markets, and certain non-managed pooled investment vehicles such as unit investment trusts. In those cases, the entities in question describe themselves as being in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies not controlled by these entities. The fundamental intent of the Act is to protect the interests of public investors from fraud and manipulation by the people who establish and operate investment companies, which constitute large pools of liquid assets that could be used improperly, or not be properly safeguarded, by the persons in control of them.

      When the Act was written, its drafters (and Congress) concluded that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential abuse, the Act and rules under it contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the company’s board of directors.

      The Company views its investments in Chartered, USC, and USIC, as operating investments primarily intended to secure adequate wafer manufacturing capacity; as previously noted, the Company’s access to the manufacturing resources that it obtained in conjunction with those investments will decrease if the Company ceases to own at least 50% of its original investments in the enterprises, as modified, in the cases of USC and USIC, by their merger into UMC. In addition, the Company believes that, before USC’s merger into UMC, the Company’s investment in USC constituted a joint venture interest that the staff of the Securities and Exchange Commission (the “SEC”) would not regard as a security for purposes of determining the proportion of the Company’s assets that might be viewed as having been held in passive investment securities. Because of the success over the past few years of the Company’s investments, including its strategic wafer manufacturing investments, however, at least from the time of the completion of the merger of USC and USIC into UMC in January 2000 the Company believes that it could be viewed as holding a much larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

      On the other hand, the Company also believes that the investments that it currently holds in Chartered, Tower and UMC, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company’s memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and prior to the past two and one-half years, its income (and losses) have been derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the

SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company anticipates in particular raising with the staff in the near future the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

      In the absence of exemptions granted by the SEC (if it determines to do so in its discretion after an assessment of the public interest), the Company would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.

      If the Company elects to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon the Company. These would include, but not be limited to, a requirement that at least 40% of the Company’s board of directors not be “interested persons” of the Company as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to the Company in view of the competitive circumstances in which it seeks to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control the Company in entities in which the Company is also investing (which could require the Company to abandon or significantly restructure its management arrangements, particularly with respect to its investment activities). While the Company could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that the Company would deem practical. Additionally, the Company would be required to report its financial results in a different form from that currently used by the Company, which would have the effect of turning the Company’s Statement of Operations “upside down” by requiring that the Company report its investment income and the results of its investment activities, instead of its operations, as its primary sources of revenue.

      If the Company elects to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. The Company would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of the Company’s total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, the Company might choose to divest itself of assets that it considers strategically significant for the conduct of its operations or to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would the additional risk that the Company’s acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Employees

      As of March 31, 2002, the Company had 210 full-time employees, consisting of 107 in research and development, 7 in marketing, 16 in sales, 39 in administration and 41 in operations. Of the 107 research and development employees (46 in the US and 61 in India), 27 have advanced degrees. The Company believes that the Company’s future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company’s employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

      The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for the Company’s management. To manage future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. There can be no assurance that the Company will be able effectively to manage future growth, and the failure to do so could have a material adverse effect on the Company’s results of operations.

      The Company depends to a large extent on the continued contributions of its founders, N. Damodar Reddy, Chairman of the Board, Chief Executive Officer and President of the Company, and his brother C.N. Reddy, Executive Vice President for Investments and Director of the Company (collectively referred to as the “Reddys”), as well as other officers and key design personnel, many of whom would be difficult to replace. In the last few years, a number of officers and design personnel left the Company to pursue various other opportunities. As a result of these departures, some projects have been delayed. The future success of the Company will depend on its ability to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on the Company’s business. The Company is not insured against the loss of any of its key employees, nor can the Company assure the successful recruitment of new and replacement personnel.

Item 2     Facilities

      The Company’s executive offices and its principal marketing, sales and product development operations are located in a 56,600 square foot leased facility in Santa Clara, California under a lease which expires in June 2006. The Company has an option to extend the lease for a term of five years. The Company also leases office space in Hsin-Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company’s products in Taiwan. The Company leases a design center in Bangalore, India, and has purchased a parcel of land in an office park under development in Hyderabad, India, for product development. Additionally, the Company leases sales offices in Natick, Massachusetts; Garner, North Carolina; San Diego, California; Berkshire, United Kingdom; Taipei, Taiwan; and Tokyo, Japan.

Item 3     Legal Proceedings

      In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

      In November 2001, Amstrad plc (“Amstrad”) filed suit against the Company in England in the amount of approximately $1.5 million. This claim is based on allegations that a batch of 15,000 parts supplied by the Company, and which were incorporated into Amstrad products, were defective. The Company has investigated whether there are sufficient grounds to dispute the jurisdiction of the English Court to hear this case. In November 2001, the Company had filed suit in the California Superior Court for $45,000 owed for the parts sold to Amstrad that were not paid for. In January 2002, the California Superior Court granted Amstrad’s motion to quash the Company’s California action for lack of jurisdiction. As a consequence, there are no grounds to dispute the jurisdiction of the English Court to hear Amstrad’s suit. The Company has prepared a detailed defense to Amstrad’s suit, which was filed in February 2002. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations

      In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission (“ITC”) and United States Department of Commerce (“DOC”), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company’s imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan were subject to a cash deposit in the amount of 50.15% (the “Antidumping Margin”) of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the “CIT”), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC’s negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On September 21, 2001, the CAFC affirmed the ITC’s negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company’s importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first quarter of fiscal 2003, the Company received approximately $262,000, including interest of approximately $56,000; also, the cash deposit of $1.7 million at March 31, 2002 has been released and became unrestricted in April 2002.

Item 4	Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Information concerning executive officers of the Company as of the date of this report is set forth below:

Name	Age	Position

N. Damodar Reddy	63	Chairman, President and Chief Executive Officer
C.N. Reddy	46	Executive Vice President for Investments, Director
Ronald K. Shelton	41	Vice President, Finance and Administration, and Chief Financial Officer
Ritu Shrivastava	51	Vice President, Technology Development

      N. Damodar Reddy is the co-founder of the Company and has served as the Company’s Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. Mr. Reddy also served as the Company’s Chief Financial Officer from June 1998 until January 1999. From September 1983 to February 1985, Mr. Reddy served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. Mr. Reddy is a member of the board of directors of two publicly traded companies, Sage, Inc. and eMagin Corporation. He holds a M.S. degree in Electrical Engineering from North Dakota State University and a M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

      C.N. Reddy is the co-founder of the Company and has served as a director of the Company since its inception in February 1985. Mr. Reddy served as Secretary to the Company from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as the Company’s Vice President — Engineering. In May 1993, he was appointed Senior Vice-President — Engineering and Operations of the Company. In December 1997, he was appointed Executive Vice President and Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that, he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is named inventor of over 15 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy.

      Ronald K. Shelton joined Alliance in April 2002, and was appointed Vice President, Finance and Administration, and CFO. Mr. Shelton was previously with empowerTel Networks, a privately held company where he served as CFO from 1999 to 2002. From 1996 to 1999, Mr. Shelton served as CFO of Cirrus Logic, Inc., a leading supplier of analog and DSP chip solutions for the consumer entertainment electronics industry. Mr. Shelton was Vice President, Finance and Administration, and CFO of the Company from 1992 to 1996. Mr. Shelton received his Bachelor’s degree in Economics from Stanford University.

      Ritu Shrivastava, joined the Company in November 1993, and was appointed Vice President of Technology Development in August 1995. Dr. Shrivastava was designated as an executive officer of the Company in July 1997. Prior to joining the Company, Dr. Shrivastava worked at Cypress Semiconductor Corporation for more than 10 years in various technology management positions, the last one being Director of Technology Development. Prior to that time, Dr. Shrivastava was with Mostek Corporation for 3 years, responsible for CMOS development. Dr. Shrivastava served on the Electrical Engineering faculty at Louisiana State University where he also received his Ph.D. Dr. Shrivastava completed his Master’s and Bachelor’s degrees in Electrical Communication Engineering from Indian Institute of Science, Bangalore, India and a Bachelor’s degree in Physics from Jabalpur University, India. Dr. Shrivastava is named inventor in 16 patents related to various technologies, and is a Fellow of IEEE. He also serves on the editorial board of IEEE Transactions on Electron Devices as a CMOS editor.

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is listed on the NASDAQ National Market under the symbol ALSC. The Company completed its initial public offering on December 1, 1993. The following table sets forth, for the periods indicated the high and low closing sale prices on NASDAQ for the Company’s common stock.

Fiscal Year	High	Low

2001
1st Quarter	$29.38	$14.00
2nd Quarter	26.69	17.88
3rd Quarter	20.75	10.88
4th Quarter	16.19	10.69
2002
1st Quarter	$14.55	$10.00
2nd Quarter	12.51	6.69
3rd Quarter	13.00	6.66
4th Quarter	13.15	9.80
2003
1st Quarter (through June 21, 2002)	$11.45	$6.70

      As of June 21, 2002, there were approximately 124 holders of record of the Company’s common stock.

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, for development of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its capital stock in the foreseeable future.

Item 6     Selected Consolidated Financial Data

      The following table summarizes selected consolidated financial information for each of the last five fiscal years ended March 31, 2002 and should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data.”

	Year Ended March 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$26,547	$208,678	$89,153	$47,783	$118,400

Income (loss) from operations	(79,137)	(12,692)	195	(39,199)	(32,920)

Gain on investments, write-down of marketable securities and other investments and other income (loss), net	(297,356)	(433,848)	1,049,159	14,697	287

Income (loss) before cumulative effect of change in accounting principle	(242,771)	(272,321)	648,100	(22,043)	(5,737)

Net income (loss)	$(240,716)	$(272,321)	$648,100	$(22,043)	$(5,737)

Income (loss) per share before effect of change in accounting principle:
Basic income (loss) per share	$(5.91)	$(6.58)	$15.49	$(0.53)	$(0.15)
Diluted	$(5.91)	$(6.58)	$15.07	$(0.53)	$(0.15)
Net income (loss) per share:
Basic income (loss) per share	$(5.86)	$(6.58)	$15.49	$(0.53)	$(0.15)

Diluted	$(5.86)	$(6.58)	$15.07	$(0.53)	$(0.15)

Weighted average number of common shares:
Basic	41,078	41,376	41,829	41,378	39,493
Diluted	41,078	41,376	42,992	41,378	39,493

	March 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$323,791	$319,289	$615,937	$22,102	$39,879
Total assets	682,570	853,243	1,520,442	193,557	243,668
Stockholders’ equity	451,255	547,289	963,955	163,570	189,111
Long term obligations	4,808	12,568	2,714	578	1,276

     The following table summarizes selected consolidated financial information (unaudited) for the fiscal quarters for each of the last two fiscal years ended March 31st :

	Fiscal Year 2002				Fiscal Year 2001

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

	(In thousands, except per share data)
Operating Summary:
Net revenues	$3,021	$6,347	$5,111	$12,068	$32,993	$63,815	$64,466	$47,404

Gross profit	(20,096)	(4,695)	(17,517)	(5,112)	(42,564)	21,285	24,523	17,512

Income (loss) from operations	(32,583)	(10,315)	(24,051)	(12,188)	(51,303)	13,399	15,796	9,416

Gain on investments, write-down of marketable securities and other investments and other income (loss), net	10,678	(2,963)	(300,488)	(4,583)	(500,581)	5,058	13,818	47,857

Income (loss) before cumulative effect of change in accounting principle	(18,271)	(11,019)	(200,447)	(13,034)	(333,003)	10,949	16,468	33,265

Net income (loss)	$(18,271)	$(11,019)	$(200,447)	$(10,979)	$(333,003)	$10,949	$16,468	$33,265

Income (loss) before cumulative effect of change in accounting principle per share:
Basic	$(0.44)	$(0.27)	$(4.85)	$(0.31)	$(8.05)	$0.27	$0.40	$0.80

Diluted	$(0.44)	$(0.27)	$(4.85)	$(0.31)	$(8.05)	$0.26	$0.39	$0.78

Net Income (loss) per share:
Basic	$(0.44)	$(0.27)	$(4.85)	$(0.26)	$(8.05)	$0.27	$0.40	$0.80

Diluted	$(0.44)	$(0.27)	$(4.85)	$(0.26)	$(8.05)	$0.26	$0.39	$0.78

Weighted average number of common shares:
Basic	41,321	41,311	41,293	41,483	41,383	41,296	41,326	41,543

Diluted	41,321	41,311	41,293	41,483	41,383	42,221	42,537	42,778

      In fiscal 2002, due to an overall industry-wide decline in average selling prices and demand, the Company experienced significant product returns and price adjustments. As a result net revenues decreased throughout fiscal 2002 and by 87.3% compared to fiscal 2001. In the fiscal first, second and fourth quarters of fiscal 2002, the Company recorded pre-tax charges of $6.0 million, $10.4 million and $14.8 million for decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory, which are reflected in gross profit.

      In the second quarter of fiscal 2002, the Company recognized a pre-tax gain on its investment in Platys Communications (“Platys”) when it was sold to Adaptec, Inc. (“Adaptec”), for $25.5 million. Also, in the second fiscal quarter, the Company sold 42 million shares of UMC and recorded a pre-tax loss on this sale of $34.7 million and sold 75,000 shares of Broadcom and recorded a pre-tax gain of $1.6 million. In the second quarter of fiscal 2002, the Company recorded a pre-tax charge of $290.6 million for a write-down of its marketable securities and other investments. In the third quarter of fiscal 2002, the Company sold 15.8 million shares of UMC and recorded a pre-tax loss on this sale of $76,000 and sold 100,000 shares of Adaptec and recorded a pre-tax gain of $403,000. In the fourth quarter of fiscal 2002, the Company sold 20 million shares of UMC and recorded a pre-tax gain of $11.8 million. Also in the fourth quarter of fiscal 2002, the Company received a pre-tax distribution of $305,000 for its investment in Selby Venture Partners, an investee of Alliance Ventures.

      During the first and second quarters of fiscal 2001, the Company experienced an increase in the average selling price and increased demand for DRAM and SRAM products. During the third and fourth quarters of fiscal 2001, the Company experienced significant order cancellations and reschedules. As a result, the Company experienced a decrease in the average selling prices and decrease in demand. In the third and fourth quarters of fiscal 2001, the Company recorded pre-tax charges of $53.9 million for decline in market value of certain inventory and to provide additional reserves for obsolete and excess inventory. In the first quarter of fiscal 2001, the Company recognized a gain on its investment in Malleable Technologies, Inc. when it was sold to PMC-Sierra, Inc., for $11.0 million. Also in the first quarter of fiscal 2001, the Company recognized a gain of $2.9 million on the sale of Broadcom securities, and $33.5 million on the sale of Chartered Semiconductor Corporation securities. In subsequent quarters, the Company recognized gains of $28.5 million on additional sales of Broadcom securities. In the fourth quarter of fiscal 2001, the Company recorded a pre-tax charge of $509.4 million for a write-down of its marketable securities and other investments.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes included in “Item 8-Financial Statements and Supplemental Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors Affecting Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

	Years Ended March 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenue	$26,547	$208,678	$89,153

Net income (loss)	$(240,716)	$(272,321)	$648,100

Net income (loss) per share-diluted	$(5.86)	$(6.58)	$15.07

      The Company designs and develops high performance memory products, memory intensive logic products, mixed signal products and interconnect products. These products are used in a wide variety of electronic products, including desktop and portable computers, networking, telecommunications, instrumentation and consumer devices. The Company’s business strategy has been to be a supplier of these products, operating on a fabless basis by utilizing independent manufacturing facilities.

      The Company recorded net revenues of approximately $26.5 million for fiscal 2002, a decrease of 87.3% from fiscal 2001. Fiscal 2002 was a challenging year characterized by a fundamental slowdown in end customer demand in all the markets the Company’s products serve. More specifically, the Company’s performance in fiscal 2002 was adversely affected by severe declines in average selling prices and end user demand of its memory products.

      During fiscal 2002, DRAM products accounted for approximately 48% of net revenues, SRAM products accounted for approximately 50% of net revenues, and other products accounted for approximately 2% of net revenues. This compares to approximately 57%, 43% and less than 1% of net revenues, respectively, for fiscal 2001. During the second quarter of fiscal 2002, the Company evaluated all of its marketable securities for potential “other-than-temporary” declines in their fair value and recorded a write-down of $288.5 million.

      In January 2002, the Company completed its acquisition of the assets of PulseCore. PulseCore is a fabless semiconductor company specializing in high speed and low power mixed signal design.

PulseCore currently provides electromagnetic interference (EMI) suppression integrated circuits to manufacturers of computer peripherals and digital consumer products. In connection with this acquisition, the Company paid $722,000 in cash and cash advances and executed a $4.2 million note in exchange for PulseCore’s assets. Direct transaction costs relating to the acquisition, consisting primarily of legal and other professional service fees, were $270,000.

Critical Accounting Policies

      The U.S. Securities and Exchange Commission (“SEC”) recently issued Financials Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our judgments and estimates including those related to inventory valuation, marketable securities, valuation of Alliance Venture and Solar investments, and revenue recognition. The methods, estimates, and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Inventory Valuation

      Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded charges relating to inventory write-downs of $30.4 million and $53.9 million in fiscal 2002 and 2001, respectively.

Marketable Securities

      Marketable securities held by the Company are generally valued at market prices with unrealized gains or losses recognized in other comprehensive income. However, management evaluates the marketable securities for potential “other than temporary” declines in their value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process. The Company has recorded losses of $288.5 million in fiscal 2002 and $506.8 million in fiscal year 2001 as a result of such evaluation and may continue to do so in the future.

Valuation of Alliance and Solar Venture Investments

      We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods.

Revenue Recognition

      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) evidence an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. We record reductions to revenue for estimated allowances such as returns and competitive pricing programs. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

Results of Operations

      The percentage of net revenues represented by certain line items in the Company’s consolidated statements of operations for the years indicated, are set forth in the table below.

	Percentage of Net Revenues for Year Ended March 31,

	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	278.6	90.1	65.5

Gross profit (loss)	(178.6)	9.9	34.5
Operating expenses:
Research and development	39.3	6.6	16.3
Selling, general and administrative	76.8	9.4	17.9
Write-off of in-process research and development	3.4	—	—

Income (loss) from operations	(298.1)	(6.1)	0.3
Gain on investments	18.0	36.3	1,176.8
Write-down of marketable securities and other investments	(1,118.2)	(244.1)	—
Other income (loss), net	(19.9)	(0.1)	0.0

Income (loss) before income taxes	(1,418.2)	(214.0)	1,177.1
Provision (benefit) for income taxes	(537.5)	(86.2)	460.3

Income (loss) before minority interest in subsidiary company, equity in income (loss) of investees and cumulative effect of change in accounting principle	(880.7)	(127.8)	716.8
Minority interest in subsidiary company	2.0	—	—
Equity in income (loss) of investees	(35.8)	(2.7)	10.2
Cumulative effect of change in accounting principle	7.7	—	—

Net income (loss)	(906.8)%	(130.5)%	727.0%

Net Revenues

	Year Ended March 31,			Percentage Change

	2002	2001	2000	2001 to 2002	2000 to 2001

SRAM	$13,356	$90,549	$38,088	(85.2)%	137.7%
DRAM	12,786	117,938	50,235	(89.2)%	134.8%
Other	405	191	830	112.0%	(77.0)%

Net Revenues	$26,547	$208,678	$89,153	(87.3)%	134.1%

      In fiscal 2002, the Company’s net revenues fell $182.1 million or 87.3% from fiscal 2001 to $26.5 million. This decrease was due to a significant decrease in product demand as unit sales fell 70.2% and a significant decrease in average selling prices which fell to $1.92 for fiscal 2002 from $2.94 for fiscal 2001. These decreases were due to the overall slump in the economic conditions of the memory chip markets. The Company’s net revenues for fiscal 2001 increased to $208.7 million, or approximately 134%, from $89.2 million in fiscal 2000. The increase in net revenues in fiscal 2001 was primarily due to a combination of sales of new products, overall increases in average selling prices and an increase in unit sales of the Company’s SRAM and DRAM products during the first three quarters of fiscal 2001. During the fourth quarter of fiscal 2001, the Company’s net revenues fell, largely due to a decrease in demand and to a lesser extent a decrease in average selling prices.

      Net revenues from the Company’s DRAM product family in fiscal 2002 represented approximately $12.8 million or 48% of the Company’s net revenues in fiscal 2002, a decrease of $105.2 million or 89.2% from approximately $117.9 million or approximately 57% of the Company’s net revenues for fiscal 2001. This decrease was due to a significant decrease in product demand as unit sales decreased 70.6% as compared to fiscal 2001 and a significant decrease in average selling prices, which fell to $1.16 for fiscal 2002 from $3.04 for fiscal 2001. DRAM net revenues for fiscal 2000 were $50.2 million or approximately 56% of the Company’s net revenues in fiscal 2000. DRAM net revenues increased $67.7 million or 135% in fiscal 2001 compared to fiscal 2000.

      Net revenues from the Company’s SRAM product family in fiscal 2002 represented approximately $13.4 million or approximately 50% of the Company’s net revenues, a decrease of $77.2 million or 85.2% from $90.5 million or approximately 43% for fiscal 2001. This decrease was due to a significant decrease in product demand as unit sales decreased 70.9% and a significant decrease in average selling prices, which fell to $1.53 for fiscal 2002 from $2.83 for fiscal 2001. SRAM net revenues were $38.1 million or approximately 43% of the Company’s net revenues in fiscal 2000. SRAM net revenues increased $52.9 million or 138% in fiscal 2001 compared to fiscal 2000.

      The Company continues to focus its efforts in selling to the non-PC market. Sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer in fiscal 2002 accounted for approximately 72% of the Company’s net revenues compared to approximately 73% during fiscal 2001 and 56% in fiscal 2000. The trend away from the PC market is due to the Company’s customer and market diversification efforts as well as continued weakness in the PC markets.

      International net revenues in fiscal 2002 were $19.6 million or approximately 74% of net revenues. This was a decrease of approximately 87% from fiscal 2001. International net revenues in fiscal 2001 increased approximately 148% over fiscal 2000. International net revenues are derived mainly from customers in Europe, and Asia. Net revenues to Asia accounted for approximately 40% and Europe accounted for 33% of net revenues for the Company for fiscal year 2002; however, all geographic segments fell significantly from fiscal year 2001.

      Generally, the markets for the Company’s products are characterized by volatile supply and demand conditions, numerous competitors, rapid technological change, and product obsolescence. These conditions could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company’s suppliers, lower than anticipated wafer manufacturing yields, lower than expected throughput from assembly and test suppliers, and less than anticipated demand and reduced selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company’s results of operations.

Cost of Revenues

      Cost of revenues as a percent of net revenues increased to 278.6% for fiscal 2002 from 90.1% for fiscal 2001 and 65.5% for fiscal 2000. This increase was caused by increased inventory write-downs, a decrease in unit shipments and a decrease in average selling prices. The increases in inventory write-downs in fiscal 2002 and 2001 are due to the Company taking charges in recognition of lower average selling prices and declines in unit shipments throughout fiscal year 2002 and during fiscal year 2001.

      During fiscal 2002, the Company took pre-tax charges of $30.4 million for inventory write-downs due to the significant decrease in demand and decrease in average selling prices for its DRAM and SRAM products. The pre-tax charges had a 111.8% of net revenues impact on cost of revenue for fiscal year 2002. During fiscal 2001, the Company took pre-tax inventory charges of $53.9 million in recognition of lower average selling prices and inventory in excess of demand due to the decline in unit shipments for the Company’s DRAM and SRAM products. The pre-tax charges had a 25.8% of net revenues impact on cost of revenue for fiscal year 2001.

      The Company is subject to a number of factors that may have an adverse impact on gross profit, including the availability and cost of products from the Company’s suppliers; increased competition and related decreases in unit average selling prices; changes in the mix of product sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process need to be refined. There can be no assurance that the commencement of such manufacturing will not have a material adverse effect on the Company’s cost of revenues in future periods.

Research and Development

	Years Ended March 31,			Percentage Change

	2002	2001	2000	2001 to 2002	2000 to 2001

Net Revenues	$26,547	$208,678	$89,153	(87.3)%	134.1%

Research and development	$10,435	$13,766	$14,568	(24.2)%	(5.5)%

R&D as a percentage of net revenues	39.3%	6.6%	16.3%	495.9%	(59.6)%

      Research and development expenses consist principally of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, test wafers and other expense items.

      Research and development expenses were approximately $10.4 million or approximately 39.3% of net revenues for fiscal 2002 as compared to $13.8 million or approximately 6.6% of net revenues for fiscal 2001, and approximately $14.6 million or approximately 16.3% of net revenues for fiscal 2000. The decrease in spending from fiscal 2001 to 2002 was due to a decrease in employee related compensation expenses associated with temporary pay reductions, lower mask and tooling charges and a reduction in depreciation expenses. The small decrease in spending from fiscal 2000 to 2001 was due to lower depreciation expense for R&D equipment.

      The Company believes that investments in research and development are necessary to remain competitive in the marketplace, and, accordingly, research and development expenses may increase in absolute dollars in future periods due to an increase in research and development personnel to the extent the Company acquires new technologies to diversify its product bases.

Selling, General and Administrative

	Year Ended March 31,			Percentage Change

	2002	2001	2000	2001 to 2002	2000 to 2001

Net Revenues	$26,547	$208,678	$89,153	(87.3)%	134.1%

Selling, general and administration	$20,377	$19,691	$15,962	(3.5)%	23.4%

SG&A as a percentage of net revenues	76.8%	9.4%	17.9%	713.5%	(47.3)%

      Selling, general and administrative expenses include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

      Selling, general and administrative expenses in fiscal 2002 were approximately $20.4 million or 76.8% of net revenues as compared to approximately $19.7 million or approximately 9.4% of net revenues for fiscal 2001 and approximately $16.0 million or approximately 17.9% of net revenues in fiscal 2000. Selling, general and administrative expenses did not increase significantly in fiscal 2002 relative to fiscal 2001 because higher legal fees associated with the 1940 Investment Company Act and higher tax and audit fees were offset by lower commission expense as a result of decreased revenues. The increase in spending between fiscal 2001 and 2000 was due to higher sales commissions principally resulting from a 134% growth in net revenues, higher travel expenses and an increase in allowances for bad debts.

      Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as the result of commissions, which are dependent on the level of revenues.

Gain on Investments

      In fiscal 2002, the Company recognized a pre-tax gain of $28.1 million on its investment in Platys when Platys was sold to Adaptec. The Company sold 77.8 million shares of UMC and recorded a pre-tax loss on this sale of $20.8 million. The Company also sold 125,000 shares of Common Stock of Broadcom and recorded a pre-tax gain of $1.6 million as well as 100,000 shares of Common Stock of Adaptec and recorded a pre-tax gain of $403,000. In fiscal 2002, the Company recorded a pre-tax loss on hedged marketable securities of $8.7 million, offset by a pre-tax gain of $3.4 million on hedging instruments.

      Gain on investments during fiscal 2001 was largely attributed to the sale of Chartered and Broadcom securities. The Company sold 500,000 shares of Chartered and recorded a pre-tax gain of $33.5 million and sold 287,522 shares of Common Stock Broadcom and recorded a pre-tax gain $31.3 million. Furthermore, Malleable completed its merger with PMC-Sierra, resulting in the Company’s exchanging its ownership interest in Malleable for 68,000 shares of PMC-Sierra Common Stock. Upon completion of the transaction in June 2000, the Company recorded a pre-tax gain of $11.0 million.

      During fiscal 2000, the Company recognized a $908.2 million pre-tax gain as a result of the merger between UMC and four wafer foundry units: USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation. The Company also recorded gains of $51.6 million and $68.7 million, respectively, in conjunction with Broadcom’s acquisition of Maverick and Vitesse’s acquisition of Orologic. In addition, the Company sold 275,600 shares of Broadcom Common Stock and realized an additional pre-tax gain of approximately $20.6 million.

Write-Down of Marketable Securities and Other Investments

      Marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor sector and general market conditions. Management evaluates the marketable securities for potential “other-than-temporary” declines in their value. Such evaluation included researching commentary from industry experts, analysts and other companies, all of whom were not optimistic that the semiconductor sector would recover in the short term. Based on the continuing depression in the investments’ stock prices from those originally used to record the investment, and the expectation that the stock prices will not significantly recover in the next 6 to 9 months due to unfavorable business conditions for the companies and in the semiconductor industry in general, management determined that a write down was necessary at September 30, 2001. As a result, the Company recorded a pre-tax loss of $288.5 million during the second quarter of fiscal 2002 based on the quoted market price of the respective marketable securities at September 30, 2001. The Company recorded a pre-tax loss of $506.8 million in the fourth quarter of fiscal 2001, based on the market value of the respective marketable securities at March 31, 2001.

      The Company wrote down several of its Alliance and Solar Ventures investments recognizing pre-tax, non-operating losses of approximately $8.3 million and $2.6 million for fiscal 2002 and 2001, respectively.

Other Income (Loss), Net

      Other income (loss), net was $5.3 million expense in fiscal 2002 compared to net expense of $200,000 in fiscal 2001. The change from fiscal 2001 to fiscal 2002 was attributable primarily to withholding tax of $3.0 million on the UMC dividend and a $3.0 million increase in interest expense due to additional borrowings in fiscal 2002.

Provision for Income Taxes

      The Company’s effective tax rate for fiscal 2002, 2001, and 2000, was 37.9%, 40.3%, and 39.1%, respectively.

      During fiscal 2002 and 2001, the Company recorded a benefit for income taxes of approximately $142.7 million and $180.0 million, respectively, primarily as a result of the write-down of marketable securities and other investments of $296.8 and $509.4 million, respectively.

      During fiscal 2000, the Company recorded a provision for income taxes of approximately $410.3 million, primarily the result of the gains on investments in Broadcom, UMC, and Vitesse.

Equity in Income of Investees

      Several of the Alliance Venture and Solar Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The equity in the losses of the investees of Alliance and Solar Ventures was approximately $9.5 million for fiscal 2002 and $5.7 million for fiscal 2001.

Factors Affecting Future Results

      In addition to the factors discussed elsewhere in this Form 10K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

Our future results are likely to fluctuate.

      The Company’s quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including; general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company’s products; fluctuations in manufacturing yields, availability and cost of products from the Company’s suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company’s products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a continued downturn in the market for personal computers, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development in order to create more sales opportunities and increase sales levels, the Company’s results of operations will be adversely affected if such increased sales levels are not achieved.

We are exposed to the risks associated with the slowdown in the U.S. and world-wide economy.

      Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders across nearly all of our product lines during fiscal 2002. In addition, we experienced corresponding decreases in revenues and average selling prices during 2002 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

      In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Investment Company Act of 1940 (the “Act”) confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company anticipates in particular raising with the staff in the near future the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company should be deemed an entity not required to be registered as an investment company in violation of the Act. If the SEC takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

      In the absence of exemptions granted by the SEC, the Company would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. Either registering as a closed-end investment company under the Act, or divesting itself of sufficient investment securities and/or acquiring sufficient non-investment assets so as not to be regarded as an investment company under the Act, could result in a material adverse effect on the Company’s results of operations and financial condition. See “Item 1 — Business — The Investment Company Act of 1940”.

We face periods of industry-wide semiconductor over-supply that harm our results.

      The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that a restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. When these cycles occur, they will likely seriously harm our business, financial condition, and results of operations and we may need to take further action to respond to them.

We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

      The markets for the Company’s products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. The Company had experienced significant deterioration in the average selling prices for its SRAM and DRAM products during the last two fiscal years. The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company’s ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company’s gross margin. For example, in fiscal 2002 and 2001 the Company’s financial results, including gross margin, were materially, adversely affected by declines in average selling prices and unit sales volume. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margin.

Our financial results could be adversely impacted if we fail to develop, introduce, and sell new products.

      Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

      The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. In fiscal 2002 and 2001, the Company recorded pre-tax charges totaling approximately $30.4 and $53.9 million, respectively, primarily to reflect a decline in market value of certain inventory. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

      The Company conducts a significant portion of its business internationally and is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Current or potential customers of the Company in Asia, for instance, may become unwilling or unable to purchase the Company’s products, and the Company’s Asian competitors may be able to become more price-competitive relative to the Company due to declining values of their national currencies. There can be no assurance that such factors will not adversely impact the Company’s results of operations in the future or require the Company to modify its current business practices.

We may fail to integrate successfully businesses that we acquire.

      The Company completed one acquisition in fiscal 2002 and may in the future acquire additional companies. If the Company fails to integrate these businesses successfully, or properly, its quarterly and annual results may be seriously harmed. Integrating businesses is expensive, time-consuming and a great strain on the Company’s resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expenses related to technology integration and the potential unknown liabilities associated with acquired businesses.

We may not be able to compete successfully in a highly competitive industry.

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

Quarterly shipments are typically weighted to the end of a quarter.

      The Company usually ships more product in the third month of each quarter than in either of the first two months of the quarter, with shipments in the third month higher at the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue. The concentration of sales in the last month of the quarter may cause the Company’s quarterly results of operations to be more difficult to predict. Moreover, a disruption in the Company’s production or shipping near the end of a quarter could materially reduce the Company’s net sales for that quarter. The Company’s reliance on outside foundries and independent assembly and testing houses reduces the Company’s ability to control, among other things, delivery schedules.

We rely on third parties to perform manufacturing; problems in their performance can seriously harm our financial results.

      The Company currently relies on independent foundries to manufacture all of the Company’s products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company’s products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company’s foundries’ ability to supply the Company’s products, which could have a material adverse effect on the Company’s results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company’s results of operations. The Company also relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services.

Increases in raw materials prices may significantly harm our results.

      Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced at such suppliers. The occurrence of such price increases could have a material adverse affect on the Company’s results of operations.

Our operations could be severely harmed by natural disasters.

      The Company’s corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company’s results of operations. If a major earthquake or other natural disaster occurs, we may require significant amounts of time and money to resume operations and we could suffer damages that could seriously harm our business and results of operation.

We have invested in startup companies that are high risk, illiquid investments and may not recoup our investment.

      The Company, through Alliance Venture Management and Solar Ventures, invests in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. It is possible that the downturn in the success of these types of investments will continue in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or most, and maybe all of the Company’s venture type investments may fail, resulting in the complete loss of most or all the money the Company invested.

We may be unable to defend our intellectual property rights and may face significant expenses as a result of ongoing or future litigation.

      The Company intends to vigorously defend itself in the litigation and claims and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, or may be enjoined from manufacturing or selling any products deemed to infringe the intellectual property rights of others, which could have a material adverse effect on the Company’s financial position or results of operations. Moreover, the semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company’s products, or the processes used to manufacture the Company’s products, infringe the intellectual property rights of third parties, and the Company is subject to the risk that it may become party to litigation involving such claims the Company currently is involved in patent litigation. In the event of litigation to determine the validity of any third-party claims such as the current patent litigation, or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company’s failure to develop or license a substitute technology, the Company’s results of operations could be materially adversely affected.

      As a result of an antidumping proceeding commenced in February 1997 by the Department of Commerce (DOC), the Company was required to make a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. In January 2002, the decision of the United States Court of International Trade was finalized and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first quarter of fiscal 2003, the Company received approximately $262,000, including interest of approximately $56,000.

Liquidity and Capital Resources

      At March 31, 2002, the Company had approximately $23.6 million in cash and cash equivalents, an increase of $17.5 million from March 31, 2001; and approximately $323.8 million in net working capital, an increase of approximately $4.5 million from approximately $319.3 million at March 31, 2001.

      Additionally, the Company had short-term investments in marketable securities whose fair value at March 31, 2002 was $467.0 million. A portion of these short-term investments are used as collateral against the Company’s short-term borrowings. The Company has pledged 180 million shares of its UMC holdings with a value to 250% of the outstanding balance against a loan and all of its holdings in Chartered Semiconductor are pledged against another short-term borrowing.

      During fiscal year 2002, operating activities used $69.3 million. This was primarily a result of net loss, the impact of non-cash items such as depreciation and amortization, non-cash tax benefit and the reduction in accounts payable, off-set by the non-cash write-down of investments and reduction in inventory. During fiscal year 2001, operating activities used cash of approximately $57.4 million. This was primarily the result of net loss, the impact of non-cash items such as depreciation and amortization and the growth of inventory offset by the write-down of investments, net of deferred taxes and growth of accounts payable. Cash used in operating activities of approximately $5.0 million in fiscal year 2000 was primarily the result of net income, the impact of non-cash items such as depreciation and amortization, non-cash investment gains related primarily to the merger of USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation into UMC, Broadcom’s acquisition of Maverick and Vitesse’s acquisition of Orologic, offset in part by growth in inventory and accounts receivable, accounts payable and taxes payable.

      In fiscal year 2002, investing activities provided $55.3 million. This resulted primarily from proceeds from sale of investments of $89.4 million, offset by an additional investment made in Tower Semiconductor of $11.0 million and additional investments of Alliance and Solar Ventures of $21.5 million. Investing activities used cash in the amount of approximately $16.9 million in fiscal 2001 as result of proceeds from sale of the Company’s holdings in Chartered in the amount of $45.5 million and Broadcom’s $39.0 million, offset in part, by the Company’s purchase of Alliance Ventures and other short term investments of $66.0 million and investment in Tower and related wafer credits of approximately $31.0 million. Investing activities during fiscal 2000 provided cash in the amount of approximately $38.9 million. This was the result of the proceeds from the sale of a portion of the Company’s holdings in Broadcom of $48.9 million, additional proceeds from the sale of UMC stock of $21.5 million, offset in part, by investments made by Alliance Ventures of $28.7 million.

      In fiscal year 2002, financing activities provided $31.5 million in cash. This was primarily a result of an increase in short term borrowings of $118.5 million, offset in part by purchase of treasury stock amounting to $7.7 million and repayment of short-term borrowings of $78.9 million. Net cash provided by financing activities in fiscal 2001 was approximately $45.6 million as a result of proceeds from long-term obligations of $31.0 million and borrowings from the Company’s credit line of $22.2 million, offset in part, by the Company repurchasing its shares of common stock of $10.3 million. Net cash used in financing activities in fiscal 2000 was approximately $5.3 million. The use of cash for financing activities in fiscal 2000 was primarily the result of repurchase of Company’s common stock for $12.5 million offset by a decrease in restricted cash of approximately $2.3 million, and proceeds from sale of common stock of approximately $4.7 million.

      At March 31, 2002, the Company had total short-term borrowings of $66.2 million.

      During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm. The loan is secured by 1.6 million shares of Chartered common stock. The loan bears an interest at a rate determined by the prevailing market interest rate. At March 31, 2002 and 2001, the applicable market rate for the loan was 2.75% and 6.5%, respectively. The outstanding balance on the loan at March 31, 2002 and 2001 was approximately $16.2 million and $22.2 million, respectively.

      During the first quarter of fiscal 2002, the Company entered into a secured loan agreement with Citibank, N.A. to borrow up to $60.0 million. On November 16, 2001, the Company paid off its loan in full with Citibank for an aggregate sum of $17.3 million, and the loan was terminated.

      During the second quarter of fiscal 2002, the Company converted an account payable of $14.4 million, to UMC and a subsidiary of UMC, to a secured loan that was to mature in August 2002. The loan accrued interest at a rate of 7.5%, and was collateralized by 16.7 million shares of UMC. The Company paid off outstanding principal and interest on February 6, 2002, for an aggregate sum of $16.4 million.

      In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd, to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. The loan is secured by UMC stock held by the Company with the aggregate value at least 250% of the outstanding loan balance. The loan bears interest at LIBOR plus 2.5% and matures on December 7, 2002. The principal and accrued interest are payable upon maturity. A portion of this loan was used to pay off the Citibank loan. The remaining was used for working capital. The loan required that the Company set up an interest escrow deposit account with the bank, which is collateral against any accrued interest. The balance in the interest escrow account as of March 31, 2002 was $1.8 million, and is shown as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance at March 31, 2002. The outstanding balance on the Chinatrust loan was $45.7 million at March 31, 2002.

      In the fourth quarter of fiscal 2002, the Company issued a $4.8 million promissory note in connection with the acquisition of PulseCore. The note is non-interest bearing and matures on March 29, 2003. Discount on the note of $609,000 was calculated based on an imputed interest rate of 12%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $4.3 million at March 31, 2002.

      At March 31, 2002, the Company has no unused line of credit.

      The Company believes these sources of liquidity, and financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. We could raise such funds by selling some of our short-term investments, selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. If we raise additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.

      In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor, UMC or Tower, or the usage of “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

Contractual Obligations

Balance Sheet
(in thousands)

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short term Debt	$66,173	$—	$—	$—	$66,173
Capital Lease Obligations (including interest)	686	100	—	—	786
Long term Obligations	4,796	4,742	—	—	9,538

	71,655	4,842	—	—	76,497

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	2,292	5,298	550	—	8,140
Commitment to invest in Tower	11,000	22,000	—	—	33,000

	13,292	27,298	550	—	41,140

TOTAL	$84,947	$32,140	$550	$—	$117,637

Trading Activities Involving Non-Exchange Traded Contracts Accounted for at Fair Value

      The Company uses derivative financial instruments to manage the market risk of certain of its short-term investments. The Company does not use derivatives for trading or speculative purposes.

      All derivatives are recognized on the balance sheet at fair value and are reported in short term investments and long term obligations. Classification of each derivative as current or non current is based upon whether the maturity of each instrument is less than or greater than 12 months. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

      The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of the fair value of a recognized asset (“fair value” hedge). Changes in the value of a derivative, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the value of derivatives that do not offset the underlying hedged exposure throughout the designated hedge period (collectively, “ineffectiveness”), are recorded in earnings each period.

      In determining fair value of its financial instruments, the Company uses dealer quotes as well as methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Effective Transactions with Related and Certain Other Parties

      In fiscal 2002, the Company paid Alliance Venture Management, LLC, which is managed by certain of the Company’s officers, $875,000 in management fees. Management fees are based upon the commitment of each fund, Alliance Ventures I, II, III, IV and V. Annually, Alliance Venture Management is paid 0.5% of the total fund commitment of each of the funds. This amount is then offset by the Company’s billings to Alliance Venture Management for expenses incurred by the officers.

      Alliance Venture Management receives 15% - 16% of the realized gains of the venture funds. In fiscal 2002, the Company made distributions of cash and marketable securities to the partners of Alliance Venture Management totaling $5.2 million. Details of the distributions are as follows (in thousands):

	Market Value of	Cash	Total
Officer/Employee	Stock Distributed	Distributed	Distributions

N. Damodar Reddy	$995	$571	$1,566
C.N. Reddy	995	571	1,566
Non-executive employee	1,175	686	1,861
Brad Perkins	126	76	202

Totals	$3,291	$1,904	$5,195

      On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1.7 million. The officers’ loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. In fiscal 2002, the officer loans were extended to December 31, 2002. As of March 31, 2002, $1.6 million was outstanding under these loans with accrued interest of $341,000.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant exchange rate and market price fluctuations over the year ended March 31, 2002. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, and therefore, their foreign currency risk is reduced. We did not hold any derivative financial instruments for trading purposes at March 31, 2002.

Investment Risk

      As of March 31, 2002, our short-term investment portfolio consisted of marketable equity securities in Chartered Semiconductor, UMC, Broadcom Corp., PMC-Sierra, Vitesse Semiconductor, Adaptec Inc., and Magma Design Automation the future value of which is subject to market value fluctuations.

      In the last six months of fiscal 2001 as well as the first six months of fiscal 2002, marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential “other-than-temporary” declines in their value and determined that the write-downs were necessary at March 31, 2001 and September 30, 2001. As a result, the Company recorded a pre-tax loss of $506.9 million during the fourth quarter of fiscal 2001 and $288.5 million during the second quarter of fiscal 2002, based on the quoted market price of the respective marketable securities at March 31, 2001 and September 30, 2001.

      Short and long term investments are subject to declines in market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal years 2000, 2001 and 2002, the Company entered into a number of “cashless collar” and “covered call” option transactions to hedge its holdings in Broadcom Corporation. In addition, during fiscal 2001 and 2002, the Company entered into “indexed debt” transactions to partially hedge its holdings in Vitesse Semiconductor Corporation and Adaptec, Inc. The Company may enter into other similar transactions in the future.

Foreign Currency Risk

      Based on our overall currency rate exposure at March 31, 2002, a near term 10.0% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance that there will not be a material impact in the future.

      As of June 21, 2002, the Company owned approximately 303.1 million shares of UMC, a publicly traded Company in Taiwan. Since these shares are not tradeable in the United States they are subject to foreign currency risk. The market value of these holdings on June 21, 2002, based on the price per share in NTD and the NTD/ US dollar exchange rate of NTD 33.710 per US$ is US$369.6 million. The value of these investments could be impacted by foreign currency fluctuations which could have a material impact on the financial condition and results of operations of the Company in the future.

Item 8	Consolidated Financial Statements and Supplementary Data

      The index to the Company’s Consolidated Financial Statements and Schedule, and the reports of the independent accountants appear in Part III of this Form 10-K. Selected consolidated quarterly financial data appears in Item 6 above.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Other than the information required pursuant to Items (401(a) and) 405 of Regulation S-K, the information required by this item concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4. The information required by this item with respect to directors is incorporated by reference to the section captioned “Election of Directors” in the proxy statement.

Item 11	Executive Compensation

      The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section captioned “Certain Transactions” contained in the Proxy Statement.

Item 14	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)(I)  Financial Statements — See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

              (II) Report of Independent Accountants — See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

          (2)(I)  Schedule II: Valuation and Qualifying Accounts — See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

          (3)    Exhibits — See Exhibit Index on page 40 of this Form 10-K Annual Report.

EXHIBIT INDEX

Exhibit
Number	Document Description

3.01(A)	Registrant’s Certificate of Incorporation
3.02(A)	Registrant’s Certificate of Elimination of Series A Preferred Stock
3.03(F)	Registrant’s Certificate of Amendment of Certificate of Incorporation
3.04(A)	Registrant’s Bylaws
4.01(A)	Specimen of Common Stock Certificate of Registrant
10.01	Registrant’s Stock Option Plan adopted by Registrant on April 7, 1992 and amended through September 19, 1996, and related documents (superceded by Exhibit 10.51)
10.02†(A)	Registrant’s Directors Stock Option Plan adopted by Registrant on October 1, 1993 and related documents
10.03†(A)	Form of Indemnity Agreement used between Registrant and certain of its officers and directors
10.04†(K)	Form of Indemnity Agreement used between the Registrant and certain of its officers
10.05(B)	Sublease Agreement dated February 1994 between Registrant and Fujitsu America, Inc.
10.06(B)	Net Lease Agreement dated February 1, 1994 between Registrant and Realtec Properties I L.P.
10.07*(I)	Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.
10.8*(I)	Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.
10.9(D)	Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.
10.10*(D)	Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.
10.11*(E)	Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3 Incorporated and United Microelectronics Corporation
10.12*(E)	Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3 Incorporated and United Microelectronics Corporation
10.13*(F)	Foundry Venture Agreement dated September 29, 1995, between Registrant and United Microelectronics Corporation
10.14*(F)	Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics Corporation
10.15*(F)	Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and among Registrant, FabVen and United Microelectronics Corporation
10.16*(G)	Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and United Microelectronics Corporation
10.17(H)	Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10.18*(H)	Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10.19(H)	Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10.20†(I)	1996 Employee Stock Purchase Plan
10.21(J)	Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

Exhibit
Number	Document Description

10.22(K)	Trademark License Agreement dated as of October 17, 1996 between Registrant and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997
10.23(K)	Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10.24(K)	Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10.25*(K)	Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United Microelectronics Corporation
10.26*(K)	First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between Registrant and United Microelectronics Corporation
10.27*(K)	Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between Registrant and United Microelectronics Corporation
10.28(K)	Promissory Note and Security Agreement dated March 28, 1997 between Registrant and Matrix Funding Corporation
10.29*(L)	Sale and Transfer Agreement dated as of March 4, 1998
10.30(M)	Alliance Venture Management, LLC Limited Liability Company Operating Agreement dated October 15, 1999
10.31(M)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated February 28, 2000
10.32(M)	Alliance Ventures I, LP Agreement of Limited Partnership dated November 12, 1999
10.33(M)	Alliance Ventures II, LP Agreement of Limited Partnership dated November 12, 1999
10.34(M)	Alliance Ventures III, LP Agreement of Limited Partnership dated February 28, 2000
10.35(N)	Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.
10.36(N)	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.
10.37(N)	Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk Corporation, The Israel Corporation, Registrant, Macronix International Co., Ltd. and QuickLogic Corporation.
10.38(N)	Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among SanDisk Corporation, The Israel Corporation, Registrant and Macronix International Co., Ltd.
10.39(N)	Alliance/ Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.
10.40(N)	Alliance/ TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation
10.41(O)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated January 23, 2001
10.42(O)	Alliance Ventures IV, LP Agreement of Limited Partnership dated January 23, 2001
10.43(O)	Alliance Ventures V, LP Agreement of Limited Partnership dated January 23, 2001
10.44(O)	Loan Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.
10.45(O)	Share Pledge Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.
10.46(P)	Credit Agreement dated November 15, 2001, by and between Registrant and Chinatrust Commercial Bank, Ltd.
10.47(P)	Pledge Agreement dated November 15, 2001, by and between Registrant and Chinatrust Commercial Bank, Ltd.

Exhibit
Number	Document Description

10.48(P)	Amended and Restated Credit Agreement dated January 21, 2002, by and between Registrant and Chinatrust Commercial Bank, Ltd.
10.49(P)	Supplemental Pledge Agreement dated January 21, 2002, by and between Registrant and Chinatrust Commercial Bank, Ltd.
10.50(P)	Asset Purchase Agreement dated January 17, 2002 by and between Registrant and PulseCore, Inc.
10.51	Registrant’s 2002 Stock Option Plan
21.01	Subsidiaries of Registrant
23.01	Consent of PricewaterhouseCoopers LLP (San Jose, California)

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Confidential treatment has been requested with respect to certain portions of this document.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(B)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 29, 1994.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 1995.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 1995.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 1998.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 2000.

(N)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2000.

(O)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2001.

(P)	The document referred to is filed hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE SEMICONDUCTOR CORPORATION

By:	/s/ N. DAMODAR REDDY

N. Damodar Reddy
Chairman of the Board, President,
Chief Executive Officer
(Principal Executive Officer)

July 15, 2002

By:	/s/ RONALD K. SHELTON

Ronald K. Shelton
Vice President Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

July 15, 2002

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints N. Damodar Reddy and Ronald K. Shelton or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ N. DAMODAR REDDY N. Damodar Reddy	Director, Chairman of the Board, President, Chief Executive Officer	July 15, 2002
/s/ C. N. REDDY C. N. Reddy	Director, Executive Vice President for Investments	July 15, 2002
/s/ JUAN A. BENITEZ Juan A. Benitez	Director	July 15, 2002
/s/ SANFORD L. KANE Sanford L. Kane	Director	July 15, 2002
/s/ JON B. MINNIS Jon B. Minnis	Director	July 15, 2002

ALLIANCE SEMICONDUCTOR CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Alliance Semiconductor Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the financial statements, the Company changed its method of accounting for derivative instruments effective April 1, 2001 to comply with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 26, 2002

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$23,560	$6,109
Restricted cash (Note 2)	8,014	1,925
Short term investments (Notes 2, 3, 6 through 12)	466,986	430,084
Accounts receivable, net (Note 2)	2,891	18,001
Inventory (Note 2)	19,636	84,797
Related party receivables (Note 22)	2,394	2,369
Other current assets (Note 2)	10,519	1,079

Total current assets	534,000	544,364
Property and equipment, net (Note 2)	8,214	10,183
Investment in United Microelectronics Corp. (excluding short term portion) (Notes 2 and 6)	43,750	182,923
Investment in Tower Semiconductor Ltd. (Notes 2 and 13)	16,278	16,327
Alliance Ventures and other investments (Notes 2, 14 and 15)	72,575	84,465
Other assets	4,294	14,981
Goodwill and intangible assets (Notes 2 and 5)	3,459	—

Total assets	$682,570	$853,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings (Note 2)	$66,173	$22,234
Accounts payable	2,893	76,130
Accrued liabilities (Note 2)	6,178	5,415
Income taxes payable	22,087	3,215
Deferred income taxes (Note 18)	107,495	117,223
Current portion of long-term obligations	4,796	—
Current portion of capital lease obligation (Note 17)	587	858

Total current liabilities	210,209	225,075
Long term obligations	4,742	11,882
Long term capital lease obligation (Note 17)	66	686
Deferred income taxes (Note 18)	12,827	64,307

Total liabilities	227,844	301,950

Commitments and contingencies (Notes 17 and 21)
Minority interest in subsidiary company	3,471	4,004

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 42,967 and 42,725 shares issued and 40,847 and 41,440 shares outstanding at March 31, 2002 and 2001, respectively	430	427
Additional paid-in capital	199,200	197,350
Treasury stock (2,120 and 1,285 shares at cost)	(30,430)	(22,762)
Retained earnings	131,558	372,274
Accumulated other comprehensive income (Note 2)	150,497	—

Total stockholders’ equity	451,255	547,289

Total liabilities and stockholders’ equity	$682,570	$853,243

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,

	2002	2001	2000

Net revenues	$26,547	$208,678	$89,153
Cost of revenues	73,966	187,913	58,428

Gross profit (loss)	(47,419)	20,765	30,725
Operating expenses:
Research and development	10,435	13,766	14,568
Selling, general and administrative	20,377	19,691	15,962
Write-off of acquired in-process research and development	906	—	—

Income (loss) from operations	(79,137)	(12,692)	195
Gain on investments	4,777	75,801	1,049,130
Write-down of marketable securities and other investments (Note 3)	(296,846)	(509,449)	—
Other income (loss), net	(5,287)	(200)	29

Income (loss) before income taxes	(376,493)	(446,540)	1,049,354
Provision (benefit) for income taxes (Note 18)	(142,701)	(179,956)	410,348

Income (loss) before minority interest in subsidiary company, equity in income (loss) of investees, and cumulative effect of change in accounting principle	(233,792)	(266,584)	639,006
Minority interest in subsidiary company	533	—	—
Equity in income (loss) of investees	(9,512)	(5,737)	9,094

Income (loss) before cumulative effect of change in accounting principle	(242,771)	(272,321)	648,100
Cumulative effect of change in accounting principle (Note 4)	2,055	—	—

Net income (loss)	$(240,716)	$(272,321)	$648,100

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(5.91)	$(6.58)	$15.49

Diluted	$(5.91)	$(6.58)	$15.07

Cumulative effect of change in accounting principle per share:
Basic	$(0.05)	$—	$—

Diluted	$(0.05)	$—	$—

Net income (loss) per share:
Basic	$(5.86)	$(6.58)	$15.49

Diluted	$(5.86)	$(6.58)	$15.07

Weighted average number of common shares:
Basic	41,078	41,376	41,829

Diluted	41,078	41,376	42,992

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional		Accumulated Other	Retained	Total
			Paid In	Treasury	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity

Balances at March 31, 1999	41,609	$416	$185,025	$—	$(18,366)	$(3,505)	$163,570
Issuance of common stock under employee stock plans	797	8	4,719	—		—	4,727
Repurchase of common stock(1)	—	—	—	(12,468)	—	—	(12,468)
Tax benefit on exercise of stock options	—	—	3,516	—	—	—	3,516
Cumulative translation adjustments	—	—	—	—	18,366	—
Unrealized gain on investments	—	—	—	—	138,144	—
Net income	—	—	—	—	—	648,100
Total comprehensive income	—	—	—	—	—	—	804,610

Balances at March 31, 2000	42,406	424	193,260	(12,468)	138,144	644,595	963,955
Issuance of common stock under employee stock plans	319	3	2,349	—	—	—	2,352
Repurchase of common stock(1)	—	—	—	(10,294)	—	—	(10,294)
Tax benefit on exercise of stock options	—	—	1,741	—	—	—	1,741
Unrealized loss on investments	—	—	—	—	(138,144)	—
Net loss	—	—	—	—	—	(272,321)
Total comprehensive loss	—	—	—	—	—	—	(410,465)

Balances at March 31, 2001	42,725	427	197,350	(22,762)	—	372,274	547,289
Issuance of common stock under employee stock plans	242	3	1,448	—	—	—	1,451
Repurchase of common stock(1)	—	—	—	(7,668)	—	—	(7,668)
Tax benefit on exercise of stock options	—	—	402	—	—	—	402
Unrealized gain on investments	—	—	—	—	150,497	—
Net loss	—	—	—	—	—	(240,716)
Total comprehensive loss	—	—	—	—	—	—	(90,219)

Balances at March 31, 2002	42,967	$430	$199,200	$(30,430)	$150,497	$131,558	$451,255

(1)	At March 31, 2000, 2001 and 2002, the Company held 720, 1,285, and 2,120 shares in treasury, which have not been retired. After taking into account these treasury shares, the net outstanding shares at March 31, 2000, 2001 and 2002 were 41,686, 41,440 and 40,847, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(240,716)	$(272,321)	$648,100
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,935	4,202	4,417
Minority interest in subsidiary company, net of tax	(533)	—	—
Write down of in-process research and development	906
Non-recurring compensation charge	—	—	3,655
Equity in (income) loss of investees, net of tax	9,512	5,737	(9,094)
Gain on investments	(3,470)	(75,801)	(1,049,130)
Other income	(1,407)	—	—
Write-down of marketable securities and other investments	296,846	509,449	—
Inventory write-down	30,352	53,945	742
Cumulative effect of change in accounting principle, net of tax	(2,055)	—	—
Changes in assets and liabilities:
Accounts receivable	15,177	(2,143)	(6,915)
Inventory	35,253	(101,303)	(25,254)
Related party receivables	(25)	(591)	37
Other assets	(402)	993	(99)
Accounts payable	(73,244)	48,997	19,087
Accrued liabilities	1,206	(4,973)	92
Deferred income taxes	(158,952)	(221,877)	399,168
Income tax payable	19,274	(1,685)	10,157

Net cash used in operating activities	(69,343)	(57,371)	(5,037)

Cash flows from investing activities:
Purchase of property and equipment	(729)	(4,395)	(2,816)
Proceeds from sale of securities of UMC	66,740	—	21,481
Proceeds from sale of securities of Broadcom Corp.	5,249	38,965	48,911
Proceeds from sale of securities of Adaptec, Inc.	1,541	—	—
Proceeds from sale of securities of Chartered Semiconductor, Co.	—	45,500	—
Proceeds from sale of Alliance Venture and other investments	15,897	—	—
Investment in Tower Semiconductor Ltd.	(11,001)	(31,001)	—
Acquisition of PulseCore	(948)	—	—
Purchase of Alliance Venture and other investments	(21,461)	(66,007)	(28,696)

Net cash provided by (used in) investing activities	55,288	(16,938)	38,880

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,451	2,352	4,727
Principal payments on lease obligation	(891)	(558)	(1,439)
Repurchase of common stock	(7,668)	(10,294)	(12,468)
Payment of short term borrowings	(78,850)	—	—
Proceeds from short term borrowings	118,533	22,234	—
Restricted cash	(6,089)	879	2,371
Proceeds from long term obligations	5,020	31,035	1,517

Net cash provided by (used in) financing activities	31,506	45,648	(5,292)

Net increase (decrease) in cash and cash equivalents	17,451	(28,661)	28,551
Cash and cash equivalents at beginning of the period	6,109	34,770	6,219

Cash and cash equivalents at end of the period	$23,560	$6,109	$34,770

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,017	$29,501	$355

Cash paid for interest	$3,091	$733	$99

Receivable related to sale of UMC shares	$7,906	—	—

Reclass of Tower wafer credits	$9,595	—	—

Note payable related to acquisition of PulseCore	$4,151	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.     The Company and Its Significant Accounting Policies

      Alliance Semiconductor Corporation (the “Company” or “Alliance”), a Delaware corporation, designs, develops and markets high performance memory products and memory intensive logic products. The Company sells its products to the desktop and portable computing, networking, telecommunications, instrumentation and consumer markets.

      The semiconductor industry is highly cyclical and has been subject to significant rapid technological changes at various times that have been characterized by diminished product demand, production overcapacity, product shortages due to production under-capacity and accelerated erosion of selling prices. The average selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing (such as that occurred with SRAM and DRAM pricing during fiscal 2002 and the fourth quarter of fiscal year 2001), which is not within the control of the Company and which could have an adverse material effect on the Company’s results of operations.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, including Alliance Venture Management, LLC, Alliance Ventures, LP I, II, III, IV and V, Solar Venture Partners, LP, and SiPackets, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Basis of Presentation

      For purposes of presentation, the Company has indicated its fiscal years as ending on March 31, whereas the Company’s fiscal year actually ends on the Saturday nearest the end of March. The fiscal years ended March 31, 2002, 2001 and 2000 contained 52 weeks. Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal year 2002 presentation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on deposit and highly liquid money market instruments with banks and financial institutions. The Company considers all highly liquid investments with maturity from the date of purchase of three months or less to be cash equivalents.

Restricted Cash

      Restricted cash is comprised of funds deposited with financial institutions. They cannot be accessed by the Company until certain events have transpired or until liabilities have been met.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short term Investments

      The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2002 and 2001, all short term equity securities were designated as available-for-sale in accordance with SFAS 115.

      Available-for-sale securities are carried at fair value using available market information. Unrealized gains and losses are generally reported in accumulated other comprehensive income (loss) in the balance sheet.

Derivatives

      The Company uses derivative financial instruments to manage the market risk of certain of its short term investments. The Company does not use derivatives for trading or speculative purposes.

      All derivatives are recognized on the balance sheet at fair value and are reported in short term investments and long term obligations. Classification of each derivative as current or non current is based upon whether the maturity of each instrument is less than or greater than 12 months. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

      The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of the fair value of a recognized asset (“fair value” hedge). Changes in the value of a derivative, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the value of derivatives that do not offset the underlying hedged exposure throughout the designated hedge period (collectively, “ineffectiveness”), are recorded in earnings each period.

      In determining fair value of its financial instruments, the Company uses dealer quotes as well as methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Inventory

      Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on the estimated net realizable value or current replacement cost. The Company also evaluates its open purchase order commitments on an on-going basis and accrues for any expected loss if appropriate.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments In Non Publicly Traded Companies

      The Company invests in various high-technology companies. These investments are included in Alliance Ventures and other investments. If an investment in the voting stock and other factors give Alliance the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. Investments which do not give Alliance the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the cost method. For investments accounted for under the equity method, the Company includes its share of the earnings or losses of the investee in its results of operations based on financial information of the investee on a one quarter lag. The Company reviews the investments for impairment when circumstances or events indicate that the carrying value of the investments may not be recoverable.

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

Goodwill and Intangible Assets

      The Company accounts for goodwill and intangible assets acquired in business combinations after June 30, 2001, pursuant to SFAS No. 141, “Business Combinations” and the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Recorded goodwill is not amortized but is reviewed periodically for impairment. Intangible assets with definite lives are amortized over the estimated useful life, generally three years.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      Advertising costs are expensed as incurred.

Income Taxes

      The Company accounts for its deferred income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentration of Risks

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short and long term investments and accounts receivable.

      Cash is deposited with one major bank in the United States while cash equivalents are deposited with several major financial institutions in the United States. The Company attempts to limit its exposure to these investments by placing such investments with several financial institutions and performs periodic evaluations of these institutions.

      Short and long term investments are subject to declines in market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal years 2000, 2001 and 2002, the Company entered into a number of “cashless collar” and “covered call” option transactions to hedge its holdings in Broadcom Corporation. In addition, during fiscal 2001 and 2002, the Company entered into “indexed debt” transactions to partially hedge its holdings in Vitesse Semiconductor Corporation and Adaptec, Inc. The Company may enter into other similar transactions in the future.

      Since Chartered, UMC, Broadcom, Vitesse, PMC-Sierra, Adaptec, Magma and Tower are in the semiconductor business, as is the Company, they will be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. All of the risks that the Company may experience as a semiconductor company are also applicable to these companies. In addition, because they are semiconductor manufacturers, they are subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that the Company’s investment in these companies will increase in value or even maintain their value. Because of the cyclical nature of the semiconductor industry, it is possible that these investments, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of these stocks. Additionally, the Company is dependent on its investments in Chartered, UMC and Tower because these investments provide the Company with wafer production capacity rights which are essential to the Company’s operations.

      The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, on occasion, may require letters of credit from its non-US customers. Sales to the Company’s customers are typically made pursuant to specific purchase orders, which may be canceled by the customer

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without enforceable penalties. For fiscal 2002 and 2001, no customers accounted for 10% or more of the Company’s net revenues. For the fiscal 2000, one customer accounted for approximately 10% of the Company’s net revenues.

      The Company conducts the majority of its business in U.S. dollars and foreign currency transaction gains and losses have not been material in any one-year. International sales accounted for approximately $19.6 million, $131.6 million, and $53.1 million of net revenues for fiscal 2002, 2001, and 2000, respectively.

Stock-Based Compensation

      The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company’s policy is to grant options with an exercise price equal to the fair market value of the Company’s stock on the date of grant. Accordingly, no compensation expense has been recognized in the Company’s statements of operations. The Company provides additional pro forma disclosures as required under SFAS 123, “Accounting for Stock-Based Compensation.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which require that such equity instruments are recorded at fair value on the measurement date, which is typically the date of grant.

Net Income (Loss) Per Share

      Basic earnings per share, (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

      Following is a reconciliation of the numerators and denominators used in the Basic and Diluted EPS computations for the periods presented below:

	Year Ended March 31,

	2002	2001	2000

Net income (loss) available to common shareholders	$(240,716)	$(272,321)	$648,100

Weighted average common shares outstanding (basic)	41,078	41,376	41,829
Effect of dilutive options	—	—	1,163

Weighted average common shares outstanding (diluted)	41,078	41,376	42,992

Net income (loss) per share:
Basic	$(5.86)	$(6.58)	$15.49

Diluted	$(5.86)	$(6.58)	$15.07

      At March 31, 2002, 2001 and 2000, there were 2,480,487, 2,374,362, and zero options outstanding to purchase common stock that were excluded from the diluted loss per share computations because their effect would be anti-dilutive. The weighted average purchase prices of these options were $10.66 and $11.11 for fiscal 2002 and 2001.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      In 1999, the Company adopted SFAS 130, “Reporting Comprehensive Income,” which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for fiscal 2002 and 2001 was $90.2 million and $410.5 million, respectively, compared to comprehensive income of $804.6 million for fiscal 2000. The components of comprehensive income (loss) are shown in the Consolidated Statements of Stockholders’ Equity.

Segment Reporting

      In 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment, semiconductor.

Recently Issued Accounting Standards

      In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provision of Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets, including amortizable intangibles, and is effective for the fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company’s financial position and results of operations.

Note 2.     Balance Sheet Components

Restricted Cash

	March 31,

	2002	2001

	(In thousands)
Deposit against anti-dumping order	$1,743	$1,925
Interest escrow	1,763	—
Escrow on sale of Platys	4,508	—

	$8,014	$1,925

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

      Short term investments include the following available-for-sale securities and derivatives at March 31, 2002 and 2001 (in thousands):

	March 31, 2002		March 31, 2001

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	256,474	$385,142	226,635	$365,796
Chartered Semiconductor Manufacturing Ltd.	1,642	44,181	1,642	39,481
Broadcom Corporation	75	2,693	200	5,780
Vitesse Semiconductor Corporation	728	7,137	728	17,341
PMC-Sierra Corporation	68	1,110	68	1,686
Adaptec Inc.	1,441	19,266	—	—
Magma Design Automation	360	7,010	—	—
Broadcom hedge		447

Total		$466,986		$430,084

Long-term Investments

      At March 31, 2002 and 2001, the Company’s long-term investments were as follows (in thousands):

	March 31, 2002		March 31, 2001

	Number of Shares	Cost Basis	Number of Shares	Cost Basis

United Microelectronics Corporation	56,671	$43,750	113,333	$182,923
Tower Semiconductor Ltd.	2,856	16,278	1,233	16,327
Alliance Venture investments		62,322		67,961
Solar Venture investments		10,253		16,504

Total		$132,603		$283,715

Accounts Receivable

	March 31,

	2002	2001

	(In thousands)
Accounts receivable:
Trade receivables	$4,739	$21,582
Less: allowance for doubtful accounts and sales related reserves	(1,848)	(3,581)

	$2,891	$18,001

Inventory

	March 31,

	2002	2001

	(In thousands)
Inventory:
Work in process	$10,718	$41,350
Finished goods	8,918	43,447

	$19,636	$84,797

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Assets

	March 31,

	2002	2001

	(In thousands)
Receivable from sale of securities	$7,906	$195
Prepaids	2,613	884

	$10,519	$1,079

Property and Equipment

	March 31,

	2002	2001

	(In thousands)
Engineering and test equipment	$17,286	$16,715
Computers and software	11,941	11,769
Furniture and office equipment	661	689
Leasehold improvements	1,458	1,350
Land	288	288

	31,634	30,811
Less: Accumulated depreciation	(23,420)	(20,628)

	$8,214	$10,183

      Depreciation expense for fiscal 2002, 2001, and 2000 were $2.8 million, $4.2 million, and $4.4 million, respectively.

      Property and equipment includes $2.1 million and $2.2 million of assets under capital leases at March 31, 2002 and 2001, respectively. Accumulated depreciation of assets under capital leases totaled $1.7 million and $1.0 million at March 31, 2002 and 2001, respectively.

Goodwill and Intangible Assets

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

Developed technology	$1,592	$(110)	$1,482
Tradename	109	(8)	101
Patents	363	(25)	338
Goodwill	1,538	—	1,538

	$3,602	$(143)	$3,459

      There were no intangible assets at March 31, 2001.

Accrued Liabilities

	March 31,

	2002	2001

Accrued compensation	$279	$1,065
Accrued interest payable	674	533
Accrued other	5,225	3,817

	$6,178	$5,415

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

	Unrealized Gain	Tax Effect	Net Unrealized Gain

United Microelectronics Corporation	$226,521	$(91,288)	$135,233
Chartered Semiconductor Manufacturing Ltd.	15,860	(5,800)	10,060
Broadcom Corporation	1,358	(548)	810
Vitesse Semiconductor Corporation	489	(197)	292
PMC-Sierra Corporation	401	(130)	271
Adaptec, Inc.	4,203	(1,694)	2,509
Magma Design Automation	2,215	(893)	1,322

	$251,047	$(100,550)	$150,497

      Due to the write-down of marketable securities in fiscal 2001, there was no balance in Accumulated Other Comprehensive Income at March 31, 2001.

Short Term Borrowings

      At March 31, 2002, the Company had total short term borrowings of $66.2 million.

      During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm. The loan is secured by 1.6 million shares of Chartered common stock. The loan bears an interest at a rate determined by the prevailing market interest rate. At March 31, 2002 and 2001, the applicable market rate for the loan was 2.75% and 6.5%, respectively. The outstanding balance on the loan at March 31, 2002 and 2001 was approximately $16.2 million and $22.2 million, respectively.

      During the first quarter of fiscal 2002, the Company entered into a secured loan agreement with Citibank, N.A. to borrow up to $60.0 million. On November 16, 2001, the Company paid off its loan in full with Citibank for an aggregate sum of $17.3 million and the loan was terminated.

      During the second quarter of fiscal 2002, the Company converted an account payable of $14.4 million, to UMC and a subsidiary of UMC, to a secured loan that was to mature in August 2002. The loan accrued interest at a rate of 7.5%, and was collateralized by 16.7 million shares of UMC. The Company paid off outstanding principal and interest on February 6, 2002 for an aggregate sum of $16.4 million.

      In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd, to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. The loan is secured by UMC stock held by the Company with the aggregate value at least 250% of the outstanding loan balance. The loan bears interest at LIBOR plus 2.5% and matures on December 7, 2002. The principal and accrued interest are payable upon maturity. A portion of this loan was used to pay off the Citibank loan. The remaining was used for working capital. The loan required that the Company set up an interest escrow deposit account with the bank, which is collateral against any accrued interest. The balance in the interest escrow account as of March 31, 2002 was $1.8 million, and is shown as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance at March 31, 2002. The outstanding balance on the Chinatrust loan was $45.7 million at March 31, 2002.

      In the fourth quarter of fiscal 2002, the Company issued a $4.8 million promissory note in connection with the acquisition of PulseCore. The note is non-interest bearing and matures on March 29, 2003. Discount on the note of $609,000 was calculated based on an imputed interest

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate of 12%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $4.3 million at March 31, 2002.

Note 3.     Write-Down of Marketable Securities and Other Investments

      In the past year, marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor sector and general market conditions. Management has evaluated the marketable securities for potential “other-than-temporary” declines in their fair value. Such evaluation included researching commentary from industry experts, analysts, and other companies, all of whom were not optimistic that the semiconductor sector and general market conditions would recover in the short term. Based on the continuing depression in the investments’ stock prices from those originally used to record the investment, coupled with the expectation that stock prices will not significantly recover in the next 6 to 9 months and due to unfavorable business conditions for companies in the semiconductor industry in general, management determined that a write-down was necessary as of September 30, 2001 and March 31, 2001. As a result, the Company recorded pre-tax, non-operating losses of approximately $288.5 million and $506.8 million during the second quarter of fiscal 2002 and the fourth quarter of fiscal 2001, respectively, based on the quoted price of the respective marketable securities. During fiscal 2002, the Company wrote-down its investments in Alliance Ventures and Solar Ventures and recognized a pre-tax, non-operating loss of approximately $8.3 million. During fiscal 2001, the Company wrote down several of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $2.6 million. Total write-down of marketable securities and other investments during fiscal 2002 and 2001 was recorded as follows (in thousands):

	Fiscal 2002	Fiscal 2001

United Microelectronics Corporation	$250,894	$460,014
Broadcom Corporation	—	3,778
Vitesse Semiconductor Corporation	3,845	32,298
PMC-Sierra Corporation	1,048	10,777
Chartered Semiconductor Manufacturing, Ltd.	12,155	—
Tower Semiconductor Ltd.	20,645	—
Alliance and Solar Ventures Investments	8,259	2,582

Total	$296,846	$509,449

Note 4.     Cumulative Effect of Change in Accounting Principle — Adoption of SFAS 133

      The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as “SFAS 133”), on April 1, 2001. In the fourth quarter of fiscal 2001, the Company entered into two derivative instruments to hedge its investment in Vitesse Semiconductor common stock. The Company has designated these arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings in the quarter ended June 30, 2001.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Acquisition of PulseCore, Inc.

      In fiscal 2002, the Company acquired PulseCore Inc. (“PulseCore”) in order to diversify its product base. The acquisition was completed in January 2002. PulseCore provides a diverse mixed-signal product line built around its “low EMI frequency timing technology”. The Company paid $5.1 million for acquiring the net assets of PulseCore. The acquisition was accounted for using the purchase method in accordance with SFAS 141 and, accordingly, PulseCore’s results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

      No supplemental pro forma information is presented due to the immaterial effect on prior period results of operations. In connection with this acquisition, the Company paid $722,000 in cash and cash advances and executed a $4.2 million note, net of imputed interest of $609,000, in exchange for PulseCore’s net assets. The promissory note matures on March 29, 2003, is non-interest bearing and accordingly, has been discounted to reflect the implied interest expense. Direct transaction costs relating to the acquisition, consisting primarily of legal and other professional service fees were $270,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based in part on an independent appraisal of their respective fair values. Total consideration paid in connection with the acquisitions was attributable to the following:

		Amortization
	Amount	Period

	(In thousands)
Developed technology	$1,592	3 years
In-Process technology	906	Expensed
Tangible assets	635
Tradename	109	3 years
Patents	363	3 years
Goodwill	1,538	Indefinite

Total	$5,143

      The allocation of amounts to developed technology and in-process research and development were consistent with widely recognized appraisal practices. The Company’s analysis resulted in a valuation of developed technology at $1.6 million. Developed technology represents technologies that have reached technological feasibility, and therefore can be capitalized. The Company is amortizing the developed technology on a straight-line basis over a period of three years. The Company’s analysis also resulted in a $906,000 charge to acquired in-process research and development. The acquired in-process technology represents the appraised value of technologies in the development stage that had not yet reached technological feasibility and do not have alternative future uses. Such amount was expensed as a non-recurring charge upon consummation of the acquisition.

      The value assigned to in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. For PulseCore valuations, the Company estimated the expected cash flows from the projects once commercially viable. The net cash flows were then discounted back to their present value using discount rates of 35%, which the Company believes to be appropriate given the business risks inherent in manufacturing and marketing these products, and a percentage of completion was applied. The percentage of completion was determined using milestones representing management’s estimate of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development to be completed to bring each project to technical feasibility.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Company does not successfully develop its research projects discussed above, its sales and profitability may be adversely affected in future periods and the value of other intangible assets acquired may become impaired. Management believes that the in-process research and development charge is valued consistently with the SEC staff’s current views regarding valuation methodologies. The Company cannot assure the reader that the SEC staff will not take issue with any assumptions used in its valuation model and require it to revise the amount allocated to in-process research and development. As of March 31, 2002, the Company believes that the projections used in the valuations with respect to each acquisition are still materially valid; however, there can be no assurance that the projected results will be achieved.

Note 6.     Investment in United Microelectronics Corporation

      At March 31, 2002, the Company owned approximately 313.1 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately less than 1% ownership. According to Taiwanese laws and regulations, 50% of the 283.3 million Alliance’s UMC shares it initially received are subject to a “lock-up” or no trade period. This lock-up period expired in July 2000. Of this remaining 50% or 141.6 million shares, approximately 28.3 million shares became eligible for sale on January 2001, with approximately 28.3 million shares becoming available for sale every six months thereafter, during years 2002 through 2004. In May 2000, the Company received an additional 20% or 56.6 million shares of UMC by way of a stock dividend. In January 2002, the Company received an additional 15% or 51.0 million shares of UMC by way of stock dividend.

      The portion of the investment in UMC which is restricted beyond twelve months (approximately 18% of the Company’s holding at March 31, 2002), is accounted for under the cost method and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. The long-term portion of the investments becomes unrestricted securities between 2003 and 2004. At the end of the fourth quarter of fiscal 2001, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $460.0 million. In fiscal 2002, the Company sold 77.8 million shares of UMC stock and recorded a pre-tax non-operating loss of $20.8 million. The majority of the stock sold by the Company was in order to comply with the restrictions as part of its loan agreement with Citibank as a result of the decline in the stock price of UMC in the second and third quarters of fiscal 2002. At the end of the second quarter of fiscal 2002, the Company wrote down its investment in UMC and recognized a pre-tax, non-operating loss of approximately $250.9 million. During fiscal 2000, the Company recognized a $907.5 million pre-tax, non-operating gain as a result of the merger between UMC and the four wafer foundry units, USC, USIC, United Integrated Circuit Corporation and UTEK Semiconductor Corporation.

      At March 31, 2002, the Company owned 256.5 million shares of UMC that were available-for-sale and recorded an unrealized gain of approximately $135.2 million, net of deferred taxes of approximately $91.3 million as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Also at March 31, 2002, the Company owned 56.7 million shares of UMC that are recorded at cost.

      Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more that 50% of its original holdings of UMC, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Investment in Chartered Semiconductor Manufacturing Ltd.

      At March 31, 2002, the Company owns approximately 16.4 million ordinary shares or 1.64 million American Depository Shares (“ADSs”) of Chartered Semiconductor Manufacturing (“Chartered”). The Company does not own a material percentage of the equity of Chartered. The Company accounts for its investment in Chartered as an available-for-sale security in accordance with SFAS 115. During the second quarter of fiscal 2002, the Company wrote down its investment in Chartered and recognized a pre-tax, non-operating loss of approximately of $12.2 million. At March 31, 2002, the Company recorded an unrealized gain of approximately $10.1 million, net of taxes of approximately $5.8 million as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. During fiscal 2001, the Company sold 500,000 shares of Chartered and recognized a pre-tax gain of approximately $33.5 million.

      Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more than 50% of its original holdings of Chartered, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Note 8.     Investment in Broadcom Corporation

      At March 31, 2002, the Company owned 75,000 shares of Broadcom Corporation (“Broadcom”). The Company accounts for its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2002, the Company sold 125,000 shares of Broadcom common stock, recognizing a pre-tax, non-operating gain of approximately $1.6 million. In fiscal 2002, the Company also entered into a cashless collar arrangement with a brokerage firm with respect to 75,000 shares of Broadcom common stock. The collar arrangement consists of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. At the end of the fourth quarter fiscal 2001, the Company wrote down its investment in Broadcom and recognized a pre-tax, non-operating loss of approximately $3.8 million.

      At March 31, 2002, the Company recorded an unrealized gain of approximately $810,000, net of taxes of approximately $548,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

      Broadcom’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Broadcom’s and the Company’s, sometimes move as a group, it is likely that Broadcom’s stock and the Company’s stock can both suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in Broadcom will increase in value or even maintain its value.

Note 9.     Investment in Vitesse Semiconductor Corporation

      At March 31, 2002, the Company owned 728,000 shares of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115. In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. The Company, at its option, may settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.) During the second quarter of fiscal 2002, the Company wrote down its investment in Vitesse and recognized a pre-tax non-operating loss of approximately $3.8 million. At the end of the fourth quarter fiscal 2001, the Company wrote-down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $52.9 million. This loss was offset by a $20.6 million gain on the Vitesse derivative contract.

      At March 31, 2002, the Company recorded an unrealized gain of approximately $292,000, net of taxes of $197,000 as part of Accumulated Other Comprehensive Income in the stockholders equity section of the balance sheet.

      Vitesse’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse’s and the Company’s, sometimes move as a group, it is likely that Vitesse’s stock and the Company’s stock can both suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in Vitesse will increase in value or even maintain its value.

Note 10.     Investment in PMC-Sierra Corporation

      At March 31, 2002, the Company held 68,152 shares of PMC-Sierra Corporation (“PMC”) common stock. The Company records its investment in PMC as an available-for-sale marketable security in accordance with SFAS 115. In the second quarter of fiscal 2002, the Company wrote down its investment in PMC recognizing a pre-tax, non-operating loss of approximately $1.0 million. At the end of the fourth quarter fiscal 2001, the Company wrote down its investment in PMC and recognized a pre-tax, non-operating loss of approximately $10.8 million. At March 31, 2002, The Company recorded an unrealized gain of approximately $271,000 net of taxes of approximately $130,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

      PMC’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like PMC’s and the Company’s, sometimes move as a group, it is likely that PMC’s stock and the Company’s stock can both suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in PMC will increase in value or even maintain its value.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Investment in Adaptec, Inc.

      In June 2000, the Company through its venture arm Alliance Venture Management, LLC, made an investment in Platys Communications, Inc. (“Platys”), a developer and marketer of advanced storage networking products. On August 25, 2001, Adaptec Inc. (“Adaptec”) acquired Platys. In connection with the acquisition, the Company received 1,540,961 shares of Adaptec common stock and $15.9 million in cash, of which $4.5 million is held in an escrow account and is classified as part of restricted cash on the balance sheet, and recorded a pre-tax, non-operating gain of approximately $28.6 million. In the third fiscal quarter of fiscal 2002, the Company sold 100,000 shares of Adaptec recording a pre-tax, non-operating gain of approximately $403,000.

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

      At March 31, 2002, the Company held 1,440,961 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2002, the Company recorded an unrealized gain of approximately $2.5 million, net of tax of approximately $1.7 million, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

      Adaptec’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Adaptec’s and the Company’s, move as a group, it is likely that Adaptec’s stock and the Company’s stock can both suffer significant loss in value at the same time. This occurred in fiscal 2002. Therefore, there can be no assurance that the Company’s investment in Adaptec will increase in value or even maintain its value.

Note 12.     Investment in Magma Design Automation

      In December 1999, the Company, through its venture arm Alliance Venture Management, LLC, made an investment in Magma Design Automation (“Magma”). On November 20, 2001, Magma successfully completed its initial public offering. The Company accounts for its investment in Magma as an available-for-sale marketable security in accordance with SFAS 115. At March 31, 2002, the Company held 360,244 shares of Magma and recorded an unrealized gain of approximately $1.3 million, net of taxes of $893,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

Note 13.     Investment in Tower Semiconductor Ltd.

      In August 2000, the Company entered into a share purchase agreement with Tower Semiconductor Ltd. (“Tower”) under which Alliance committed to make a $75.0 million strategic investment in Tower as part of Tower’s plan to build its new fab. In return for its investment, the Company

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

should receive equity, corresponding representation on Tower’s Board of Directors and committed production capacity in the advanced fab, which Tower intended to build. Pursuant to the agreement, the Company purchased 1,233,241 ordinary shares of Tower for an aggregate purchase price of $31 million in the fourth quarter of fiscal 2001. The Company had an obligation to purchase an additional 1,466,760 ordinary shares in four equal increments upon occurrence of events relating to Tower’s construction of the new fab as specified in the agreement.

      In the first quarter of fiscal 2002, the Company purchased an additional 366,690 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $11.0 million. At September 30, 2001, due to an “other-than-temporary” decline in the value of the stock, the Company wrote down its investment in Tower, recording a pre-tax, non-operating loss of $20.6 million. In August 2001, Tower issued an additional 1,255,848 of its ordinary shares to the Company in connection with the conversion of wafer credits in the amount of $9.6 million to equity.

      In conjunction with the share purchase agreement, the Company entered into a foundry agreement under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction by the Company and is calculated based on the difference between Tower’s average stock price for 30 days preceding a purchase transaction and Alliance’s share purchase exercise price. The wafer credits will be utilized as the Company purchases wafers from Tower in the future where 15% of order value will be applied against the wafer credits. Under the terms of the foundry agreement, the Company is guaranteed a capacity of up to 15% of available wafer starts but not to exceed 5,000 wafers starts per month. The guaranteed capacity may be reduced if the Company elects not to exercise its additional share purchase obligation.

      At March 31, 2002, the Company owns 2,855,779 shares of Tower and wafer credits totaling $5.1 million. The Company accounts for its investment in Tower under the cost method based on the Company’s inability to exercise significant influence over Tower’s operations and restrictions to sell the Tower stock.

Note 14.     Alliance Venture Management, LLC

      In October 1999, the Company formed Alliance Venture Management, LLC, (“Alliance Venture Management”), a California limited liability corporation, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to a management fee out of the net profits of the investment funds. This management company structure was created to provide incentives to the individuals who participate in the management of the investment funds by allowing them limited participation in the profits of the various investment funds through the management fees paid by the investment funds.

      In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the shares of each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% of the profits from these partnerships for its managerial efforts.

      At Alliance Venture Management’s inception in November 1999, series A member units and series B member units in Alliance Venture Management were created. The unit holders of series A units and series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively.

      Each of the owners of the series A, B, C, D and E member units paid the initial carrying value for their shares of the member units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any series A, B, C, D or E member units and does not participate in the management fees generated by the management of the investment funds. Several of the Company’s senior management hold the majority of the series A, B, C, D or E member units of Alliance Venture Management.

      After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2002, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2002, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $42.4 million in 13 companies, with a total fund allocation of $100.0 million. As of March 31, 2002, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $19.9 million in six companies, with a total fund allocation of $40.0 million. As of March 31, 2002, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $14.5 million in eight companies, with a total fund allocation of $60.0 million.

      In fiscal 2002 and 2001, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $7.6 million and $2.6 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of Alliance Ventures investee companies was approximately $8.4 million and $5.7 million, respectively, for the fiscal 2002 and 2001, respectively.

      Certain of the Company’s officers have formed private venture funds, which invest in some of the same investments as the Company.

      Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. The market for these types of investments has, in the past, been successful and many venture capital funds have been profitable, and while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. It is possible that many or most, and

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maybe all of the Company’s venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

Note 15.     Investment in Solar Venture Partners, LP

      Through March 31, 2002, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership whose focus is investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation.

      Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. In fiscal 2002, the Company recorded an equity in the loss of investees of approximately $1.1 million, net of minority interest, and wrote down certain Solar investments by $731,000, net of minority interest.

      Certain of the Company’s directors and officers are the general partners of Solar and run the day-to-day operations. Furthermore, certain of the Company’s officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures I, II, III, IV, and V.

Note 16.     Derivative Instruments and Hedging Activities

      The Company has investments in the common stock of Vitesse, Broadcom and Adaptec. The Company’s investments expose it to a risk related to the effects of changes in the price of Vitesse, Broadcom and Adaptec common stock. The financial exposure is monitored and managed by the Company. The Company’s risk management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company uses cashless collars, which are combinations of option contracts, and forward sales to hedge this risk.

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

      All derivatives are recognized on the balance sheet at their fair market value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability, or (2) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Since April 1, 2001, the Company has designated all derivative contracts as a fair value hedge and has not entered into derivatives for purposes of trading. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the current period earnings.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets on the balance sheet. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in the hedging transactions have been highly effective in offsetting changes in fair value of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item, (2) that the derivative expires or is sold, terminated or exercised, or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

      In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company, at its option, may settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar). If the stock price of Vitesse declines below the floor of the collar, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock).

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

      During fiscal 2002, the Company recorded a gain of $2.2 million relating to the Vitesse hedged instrument, offset by a loss of $6.9 million on the Vitesse investments. The Company recognized a gain of approximately $448,000 for the Broadcom hedged instrument offset by a loss of $832,000, on the Broadcom investment. The Company also recorded a gain of $680,000 relating to the Adaptec derivative contract and a loss of $1.0 million on the Adaptec investments.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.     Leases, Commitments and Contingencies

Operating Leases

      The Company leases its headquarters facility under an operating lease that expires in June 2006. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. In addition, the Company also leases sales and design center offices under operating leases, which expire between 2002 and 2007.

      Future minimum fiscal rental payments under non-cancelable operating leases are as follows:

Fiscal Year	(In
thousands)
2003	$2,292
2004	1,848
2005	1,696
2006	1,754
2007	550

Total payments	$8,140

      Rent expense for fiscal 2002, 2001, and 2000, was $2.2 million, $1.8 million and $1.4 million, respectively.

Capital Leases

      At March 31, 2002, equipment under capital leases amounted to approximately $2.1 million compared to $2.2 million at March 31, 2001. The original lease terms ranged from three to five years.

      The following is a schedule of future minimum fiscal lease payments under capital leases:

Fiscal Year	(In
thousands)
2003	$686
2004	100

Total payments minimum lease payments	786
Amount representing interest	(133)

653
Less current portion	(587)

Long-term capital lease obligations	$66

Certificate of Deposit

      At March 31, 2002, the Company held one certificate of deposit secured by restricted cash in the amount of $1.7 million, which expired on April 1, 2002.

Investment Company Act of 1940

      Due to the Company’s investments in unconsolidated entities, it has exceeded a threshold in the Investment Company Act of 1940 which would require the Company to register as an investment company. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company anticipates in particular raising with the staff in the near future the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

      In the absence of exemptions granted by the SEC (if it determines to do so in its discretion after an assessment of the public interest), the Company would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.

      If the Company elects to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon the Company. These would include, but not be limited to, a requirement that at least 40% of the Company’s board of directors not be “interested persons” of the Company as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to the Company in view of the competitive circumstances in which it seeks to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control the Company in entities in which the Company is also investing (which could require the Company to abandon or significantly restructure its management arrangements, particularly with respect to its investment activities). While the Company could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that the Company would deem practical. Additionally, the Company would be required to report its financial results in a different form from that currently used by the Company, which would have the effect of turning the Company’s Statement of Operations “upside down” by requiring that the Company report its investment income and the results of its investment activities, instead of its operations, as its primary sources of revenue.

      If the Company elects to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. The Company would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of the Company’s total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, the Company might choose to divest itself of assets that it considers strategically significant for the conduct of its operations or to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would be the additional risk that the companies acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Note 18.     Provision (Benefit) for Income Taxes

      The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$14,114	$28,969	$14,340
State	2,137	5,291	228
Foreign	—	34	—

	16,251	34,294	14,568

Deferred:
Federal	(138,048)	(185,070)	340,351
State	(20,904)	(29,180)	55,429

	(158,952)	(214,250)	395,780

Total provision (benefit)	$(142,701)	$(179,956)	$410,348

      In addition, a net deferred income tax benefit of $2.8 million was recorded in minority interest in subsidiary company, equity in income (loss) of investees, and cumulative effect of change in accounting principle in fiscal 2002.

      Deferred tax assets (liabilities) comprise the following:

	March 31,

	2002	2001

	(In thousands)
Inventory reserves	$26,009	$14,743
Accrued expenses and reserves	2,763	1,839
Investment in Tower	7,226	—
Investment in PMC-Sierra	138	—
Other	6,156	3,866

Gross deferred tax assets	42,292	20,448

Investment in UMC	(150,760)	(193,102)
Investment in Broadcom	(1,057)	(2,254)
Investment in Chartered	(1,892)	—
Investment in Vitesse	(2,436)	(6,549)
Investment in Magna	(810)	—
Investment in Adaptec	(5,659)	—
Investment in PMC-Sierra	—	(73)

Gross deferred tax liabilities	(162,614)	(201,978)

	$(120,322)	$(181,530)

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The provision (benefit) for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except percentages)
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(131,773)	$(156,289)	$367,274
State taxes, net of federal benefit	(8,358)	(25,893)	59,813
Change in valuation allowance	—	—	(17,815)
Other, net	(2,570)	2,226	1,076

Total	$(142,701)	$(179,956)	$410,348

      The tax benefit associated with the exercises of non-qualified stock options and disqualifying dispositions of incentive stock options reduced taxes currently payable by $402,000, $1.7 million and $3.5 million in fiscal 2002, 2001 and 2000, respectively.

Note 19.     Stock Option Plans

1992 Stock Option Plan

      In April 1992, the Company adopted the 1992 Stock Option Plan (the “Plan”) for issuance of common stock to employees and consultants of the Company. At March 31, 2002, 13,000,000 shares of the Company’s Common Stock was reserved under the Plan for issuance. In April 2002, the 2002 Stock Option Plan, was adopted to replace the expired 1992 Stock Option Plan. The Board of Directors may terminate the Plan at any time at its discretion.

      Incentive stock options may not be granted at less than 100 percent of the fair value of the Company’s common stock at the date of grant and the option term may not exceed 10 years. Options granted vest over a period of 5 years. For holders of more than 10 percent of the total combined voting power of all classes of the Company’s stock, options may not be granted at less than 110 percent of the current market price of the common stock at the date of grant and the option term may not exceed five years.

Directors’ Stock Option Plan

      On September 30, 1993, the Company adopted its 1993 Directors’ Stock Option Plan (“Directors’ Plan”), under which 900,000 shares of common stock have been reserved for issuance. The Directors’ Plan provides for the automatic grant to each non-employee director of the Company (but excluding persons on the Company’s Board of Directors in November 1993) of an option to purchase 22,500 shares of common stock on the date of such director’s election to the Company’s Board of Directors. Thereafter, such director will receive an automatic annual grant of an option to purchase 11,250 shares of common stock on the date of each annual meeting of the Company’s stockholders at which such director is re-elected. The maximum number of shares that may be issued to any one director under this plan is 90,000. Such options will vest ratably over four years from their respective dates of grant. No options were granted in fiscal 2002 under the Directors’ Plan.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes grant and stock option activity under the Plan and the Directors’ Plan for fiscal years 2002, 2001, and 2000:

		Options Outstanding
	Options
	Available for Grant	Shares	Weighted Average Prices

Balance at March 31, 1999	1,305,663	2,741,298	$5.37
Options authorized	2,000,000	—
Options granted	(1,150,950)	1,150,950	$11.91
Options canceled	925,374	(925,374)	$5.49
Options exercised	—	(677,717)	$5.85

Balance at March 31, 2000	3,080,087	2,289,157	$8.44
Options authorized	2,000,000	—
Options granted	(627,250)	627,250	$19.46
Options canceled	267,850	(267,850)	$13.93
Options exercised	—	(274,195)	$5.51

Balance at March 31, 2001	4,720,687	2,374,362	$11.11
Options granted	(1,151,500)	1,151,500	$11.81
Options canceled	852,050	(852,050)	$14.68
Options exercised	—	(193,325)	$5.25

Balance at March 31, 2002	4,421,237	2,480,487	$10.66

      As of March 31, 2002, options to purchase 653,077 shares of common stock were exercisable.

      The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2002, 2001, and 2000 was $7.38, $14.69, and $8.57, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 2002, and related weighted average exercise price and contractual life information are as follows:

Outstanding and Exercisable by Price Range

	Number			Number Vested
	Outstanding as	Weighted	Weighted	and	Weighted
	of	Average	Average	Exercisable	Average
	March 31,	Remaining	Exercise	as of March 31,	Exercise
Range of Exercise Prices	2002	Contractual Life	Price	2002	Price

$2.094-$2.9060	250,140	2.62	$2.50	107,960	$2.46
$3.000-$7.3438	272,525	2.05	$5.01	176,625	$5.10
$7.3575-$11.1880	685,492	3.53	$9.98	240,590	$9.37
$11.250-$11.500	165,500	5.84	$11.42	1,200	$11.27
$11.5625-$12.8125	530,680	4.74	$12.06	57,552	$12.38
$12.9000-13.0200	291,000	5.09	$13.00	100	$12.94
$13.3800-$27.2500	285,150	4.21	$19.40	69,050	$19.27

$2.0940-$27.2500	2,480,487	3.95	$10.66	653,077	$8.39

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following assumptions are used to estimate the fair value for stock options on the grant date:

	2002	2001	2000

Expected life	5.00 years	5.00 years	5.00 years
Risk-free interest rate	4.9%	4.8%	6.7%
Volatility	87.6%	87.6%	86.0%
Dividend yield	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

      In September 1996, the Company and its shareholders approved an Employee Stock Purchase Plan (“ESPP”), which allows eligible employees of the Company and its designated subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the common stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee’s compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 750,000 shares of common stock authorized under the ESPP, 48,550, 45,051, and 119,765 shares were issued during fiscal 2002, 2001, and 2000, respectively. At March 31, 2002, there were 232,029 shares available under the ESPP.

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

	2002	2001	2000

Expected life	6 months	6 months	6 months
Risk-free interest rate	2.8%	3.6%	6.4%
Volatility	57.2%	87.6%	78.0%
Dividend yield	0.0%	0.0%	0.0%

      The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase common stock under the ESPP granted in fiscal 2002, 2001, and 2000 was $4.51, $8.43, and $2.24 per share, respectively.

Pro Forma Net Income (Loss) and Pro Forma Net Income (Loss) Per Share

      Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors’ Plan and its ESPP, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the years ended March 31, 2002, 2001, and 2000, would have been as follows (in thousands, except per share data):

	March 31,

	2002	2001	2000

Pro forma net income (loss):	$(242,759)	$(274,635)	$646,905
Pro forma net income (loss) per share:
Basic	$(5.91)	$(6.64)	$15.47
Diluted	$(5.91)	$(6.64)	$15.05

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.     401(k) Salary Savings Plan

      Effective May 1992, the Company adopted the Salary Savings Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, the Company agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company’s matching contribution vests over five years. In fiscal 2002, 2001, and 2000, the Company contributed approximately $117,600, $115,000, and $131,000, respectively.

Note 21.     Legal Matters

      In July 1998, the Company learned that a default judgment was entered against the Company in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

      In November 2001 Amstrad plc (“Amstrad”) filed suit against the Company in England in the amount of approximately $1.5 million. This claim is based on allegations that a batch of 15,000 parts supplied by the Company, and which were incorporated into Amstrad products, were defective. The Company has investigated whether there are sufficient grounds to dispute the jurisdiction of the English Court to hear this case. In November 2001, the Company had filed suit in the California Superior Court for $45,000 owed for the parts sold to Amstrad that were not paid for. In January 2002, the California Superior Court granted Amstrad’s motion to quash the Company’s California action for lack of jurisdiction. As a consequence, there are no grounds to dispute the jurisdiction of the English Court to hear Amstrad’s suit. The Company has prepared a detailed defense to Amstrad’s suit, which was filed in February 2002. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

      In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission (“ITC”) and United States Department of Commerce (“DOC”), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company’s imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan were subject to a

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash deposit in the amount of 50.15% (the “Antidumping Margin”) of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the “CIT”), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC’s negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On September 21, 2001, the CAFC affirmed the ITC’s negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company’s importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first quarter of fiscal 2003, the Company received approximately $262,000, including interest of approximately $56,000; also, the cash deposit of $1.7 million at March 31, 2002 has been released and became unrestricted in April 2002.

Note 22.     Related Party Transactions

      On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1.7 million. The officers’ loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. In fiscal 2002, the officer loans were extended to December 31, 2002. As of March 31, 2002, $1.6 million was outstanding under these loans with accrued interest of $341,000.

      In fiscal 2002, the Company paid Alliance Venture Management, LLC, which is managed by certain of the Company’s officers, $875,000 in management fees. Management fees are based upon the commitment of each fund, Alliance Ventures I, II, III, IV and V. Annually, Alliance Venture Management is paid 0.5% of the total fund commitment of each of the funds. This amount is then offset by the Company’s billings to Alliance Venture Management for expenses incurred by the officers.

      Alliance Venture Management receives 15 -16% of the realized gains of the venture funds. In fiscal 2002, the Company made distributions of cash and marketable securities to the partners of

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alliance Venture Management totaling $5.2 million. Details of the distributions are as follows (in thousands):

	Market Value of	Cash	Total
Officer/Employee	Stock Distributed	Distributed	Distributions

N. Damodar Reddy	$995	$571	$1,566
C.N. Reddy	995	571	1,566
Non-executive employee	1,175	686	1,861
Brad Perkins	126	76	202

Totals	$3,291	$1,904	$5,195

Note 23.     Segment and Geographic Information

      The Company operates in one reportable segment, semiconductor. The products within the semiconductor segment include: Static Random Access Memories, Dynamic Random Access Memories, Flash Memories and Mixed Signal Integrated Circuits.

      The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer’s location.

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
United States	$6,968	$77,114	$36,088
Taiwan	3,894	35,666	11,310
Japan	2,603	36,775	10,251
Asia (except Taiwan and Japan)	4,044	19,069	6,211
Europe (except UK)	3,735	18,724	15,042
UK	4,981	20,363	10,251
Rest of world	322	967	—

Total	$26,547	$208,678	$89,153

      International net revenues in fiscal 2002 decreased by 85% over fiscal 2001. International net revenues are derived from customers outside the United States of America. The largest decrease in international net revenues was to customers in Japan, which decreased approximately 92.9% over fiscal 2001. This decrease was due to an overall decrease in product demand and lower average selling prices during the fiscal year. International revenues increased 148% in fiscal 2001 compared to fiscal 2000. The largest increase in international net revenues was to customers in Asia, which increased approximately 236% over fiscal 2000. This increase was attributable to overall increase in product demand and higher average selling prices during the first three quarters of fiscal 2001.

Note 24.     Subsequent Events (Unaudited)

      During the first quarter of fiscal 2003, the Company sold 15,000,000 of its shares in UMC, resulting in proceeds of $20.8 million and sold all of its holdings in Magma Design Automation, resulting in proceeds of approximately $5.9 million.

      In April 2002, the Company paid $11.0 million to Tower Semiconductor, in accordance with the terms of the share purchase agreement between the two companies. The Company received an additional 1,071,497 shares of Tower and prepaid wafer credits in the amount of $4.4 million.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2002, the Board of Directors increased the number of shares the Company is authorized to repurchase from 4 million to 9 million. During the first quarter of fiscal 2003, the Company repurchased 2,452,100 shares of its stock for approximately $22.2 million.

      In April 2002, the Company announced that it has taken a perpetual license to the HyperTransportTM technology developed by API NetWorks, Inc. (“API”). API is a fabless semiconductor company and is involved in the development of high-speed HyperTransport I/O interconnect components for performance and bandwidth-intensive embedded applications. In June 2002, the transaction closed and the Company acquired the intangible assets from API Networks for $3.2 million in cash. These intangible assets will be written-off over a period of three years.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Alliance Semiconductor Corporation:

      Our audits of the consolidated financial statements referred to in our report dated April 26, 2002, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2)(I) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 26, 2002

ALLIANCE SEMICONDUCTOR CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at			Balance at
Description	Beginning of Period	Additions	Reductions	End of Period

Year ended March 31, 2002
Allowance for doubtful accounts and sales-related reserves	$3,581	$8,209	$(9,942)	$1,848
Inventory related reserves for excess and obsolescence; and lower of cost or market issues	$37,940	$33,363	$(4,546)	$66,757
Year ended March 31, 2001
Allowance for doubtful accounts and sales-related reserves	$954	$3,310	$(683)	$3,581
Inventory related reserves for excess and obsolescence; and lower of cost or market issues	$8,270	$37,886	$(8,216)	$37,940
Year ended March 31, 2000
Allowance for doubtful accounts and sales-related reserves	$2,527	$6,209	$(7,782)	$954
Inventory related reserves for excess and obsolescence; and lower of cost or market issues	$15,701	$5,862	$(13,293)	$8,270