Form 10-Q
period 2002-06-29
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2002-08-13
CIK 913293

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 29, 2002, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission file number: 0-22594

ALLIANCE SEMICONDUCTOR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0057842

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2575 Augustine Drive
Santa Clara, California 95054-2914
(Address of principal executive offices)

Registrant’s telephone number, including area code is (408) 855-4900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 9, 2002, there were 37,395,464 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION

Form 10-Q
for the Quarter Ended June 30, 2002

INDEX

		Page

Part I	Financial Information

Item 1	Consolidated Financial Statements:

	Consolidated Balance Sheets (unaudited) as of June 30, 2002 and March 31, 2002	3

	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Part II	Other Information

Item 1	Legal Proceedings	29

Item 5	Other Information	29

Item 6	Exhibits and Reports on Form 8-K	31

Signatures		32

Part I — Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,205	$23,560
Restricted cash	5,766	8,014
Short term investments	339,710	466,986
Accounts receivable, net	1,842	2,891
Inventory	7,916	19,636
Related party receivables	2,413	2,394
Other current assets	8,921	10,519

Total current assets	369,773	534,000

Property and equipment, net	7,759	8,214
Investment in United Microelectronics Corp. (excluding short term portion)	43,750	43,750
Investment in Tower Semiconductor	22,878	16,278
Alliance Ventures and other investments	67,494	72,575
Other assets	10,580	4,294
Goodwill and Intangible assets	6,437	3,459

Total assets	$528,671	$682,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$66,409	$66,173
Accounts payable	4,227	2,893
Accrued liabilities	6,007	6,178
Income taxes payable	22,277	22,087
Deferred income taxes	59,998	107,495
Current portion of long-term obligations	4,279	4,796
Current portion of long-term capital lease obligations	503	587

Total current liabilities	163,700	210,209

Long term obligations	212	4,742
Long term capital lease obligation	—	66
Deferred income taxes	12,827	12,827

Total liabilities	176,739	227,844

Minority interest in subsidiary companies	2,659	3,471

Stockholders’ equity:
Common stock	430	430
Additional paid-in capital	199,262	199,200
Treasury stock	(52,619)	(30,430)
Retained earnings	116,295	131,558
Accumulated other comprehensive income	85,905	150,497

Total stockholders’ equity	349,273	451,255

Total liabilities and stockholders’ equity	$528,671	$682,570

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,

	2002	2001

Net revenues	$4,299	$12,068
Cost of revenues	15,015	17,180

Gross loss	(10,716)	(5,112)

Operating expenses:
Research and development	4,516	3,061
Selling, general and administrative	4,550	4,015

Total operating expenses	9,066	7,076

Loss from operations	(19,782)	(12,188)
Gain on investments	12,058	43
Write-down of other investments	(11,002)	(4,528)
Other income (expense), net	(792)	(98)

Loss before income taxes, equity in income (loss) of investees, cumulative effect of change in accounting principle, and minority interest in consolidated subsidiary companies	(19,518)	(16,771)
Benefit from income taxes	(6,171)	(5,870)

Loss before equity in income (loss) of investees, cumulative effect of change in accounting principle, and minority interest in consolidated subsidiary companies	(13,347)	(10,901)
Equity in income (loss) of investees	(2,444)	(2,133)
Cumulative effect of change in accounting principle	—	2,055
Minority interest in consolidated subsidiary companies	528	—

Net loss	($15,263)	($10,979)

Loss per share before cumulative effect of change in accounting principle:
Basic	($0.38)	($0.31)

Diluted	($0.38)	($0.31)

Cumulative effect of change in accounting principle per share:
Basic	$—	$0.05

Diluted	$—	$0.05

Net loss per share
Basic	($0.38)	($0.26)

Diluted	($0.38)	($0.26)

Weighted average number of common shares
Basic	39,872	41,483

Diluted	39,872	41,483

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	($15,263)	($10,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	999	857
Minority interest in subsidiary companies, net of tax	(528)	—
Bad debt expense	195	—
Equity in loss of investees, net of tax	2,444	2,133
Gain on investments	(12,058)	(43)
Other income (expense)	1,161	(1,478)
Accrued interest	—	652
Write down of investments	11,002	4,528
Cumulative effect of change in accounting principle	—	(2,055)
Inventory write down	6,338	6,028
Changes in assets and liabilities:
Accounts receivable	854	13,357
Inventory	5,382	4,849
Related party receivables	(19)	(50)
Other assets	(1,420)	(1,465)
Accounts payable	1,334	(51,283)
Accrued liabilities	(56)	914
Deferred income tax	(3,512)	(3,266)
Income tax payable	190	(3,215)

Net cash used in operating activities	(2,957)	(40,516)

Cash provided by (used in) investing activities:
Purchase of property and equipment	(597)	(513)
Purchase of technology license	(3,150)	—
Proceeds from sale of Magma Design Automation	5,979	—
Proceeds from sale of United Microelectronics Corporation	22,291	—
Investment in Tower Semiconductor Corporation	(11,000)	(11,000)
Purchase of Alliance Venture and other investments	(11,128)	(9,294)

Net cash provided by (used in) investing activities	2,395	(20,807)

Cash provided by (used in) financing activities:
Net proceeds from issuance of common stock	62	539
Principal payments on lease obligation	(150)	(230)
Repurchase of common stock	(22,189)	—
Short term borrowings	236	58,812
Restricted cash	2,248	—

Net cash provided by (used in) financing activities	(19,793)	59,121

Net decrease in cash and cash equivalents	(20,355)	(2,202)
Cash and cash equivalents at beginning of the period	23,560	6,109

Cash and cash equivalents at end of the period	$3,205	$3,907

Supplemental disclosure of cash flow information:
Cash refunded for taxes	$440	$—

Cash paid for interest	$521	$29

Receivable related to sale of UMC shares	$5,931	$—

Schedule of noncash financing activities:
Property and equipment leases	$—	$468

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2002.

For purposes of presentation, the Company has indicated the first three months of fiscal 2003 and 2002 as ending on June 30; whereas, in fact, the Company’s fiscal quarters ended on June 29, 2002 and June 30, 2001, respectively. The financial results for the first quarter of fiscal 2003 and 2002 were reported on a 13-week quarter.

The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, and the Company makes no representations related thereto.

Note 2. Balance Sheet Components

Short term Investments

Short term investments include the following available-for-sale securities and derivatives at June 30, 2002 and March 31, 2002 (in thousands):

	June 30, 2002		March 31, 2002

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	241,474	$289,847	256,474	$385,142
Chartered Semiconductor Manufacturing Ltd.	1,642	32,852	1,642	44,181
Broadcom Corporation	75	1,316	75	2,693
Vitesse Semiconductor Corporation	728	2,265	728	7,137
PMC-Sierra Corporation	68	632	68	1,110
Adaptec Inc.	1,441	11,368	1,441	19,266
Magma Design Automation	—	—	360	7,010
Broadcom hedge		1,430		447

Total		$339,710		$466,986

Long term Investments

At June 30, 2002 and March 31, 2002, the Company’s long term investments were as follows (in thousands):

	June 30, 2002		March 31, 2002

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	56,671	$43,750	56,671	$43,750
Tower Semiconductor Ltd.	3,927	22,878	2,856	16,278
Alliance Venture investments		59,202		62,322
Solar Venture investments		8,292		10,253

Total		$134,122		$132,603

Inventory

	June 30, 2002	March 31, 2002

	(in thousands)
Inventory:
Work in process	$4,072	$10,718
Finished goods	3,844	8,918

	$7,916	$19,636

Other Current Assets

	June 30, 2002	March 31, 2002

	(in thousands)
Receivable from sale of securities	$5,931	$7,906
Prepaids	2,990	2,613

	$8,921	$10,519

Goodwill and Intangible Assets

June 30, 2002

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(243)	$1,349
Technology license	3,150	—	3,150
Tradename	109	(17)	92
Patents	363	(55)	308
Goodwill	1,538	—	1,538

	$6,752	$(315)	$6,437

March 31, 2002

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(110)	$1,482
Tradename	109	(8)	101
Patents	363	(25)	338
Goodwill	1,538	—	1,538

	$3,602	$(143)	$3,459

Accumulated Other Comprehensive Income

June 30, 2002:

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

	(in thousands)
United Microelectronics Corporation	$140,504	$(56,623)	$83,881
Chartered Semiconductor Manufacturing Ltd.	4,531	(1,586)	2,945
Broadcom Corporation	1,358	(548)	810
Vitesse Semiconductor Corporation	(1,105)	445	(660)
PMC-Sierra Corporation	(77)	27	(50)
Adaptec, Inc.	(1,709)	688	(1,021)

	$143,502	$(57,597)	$85,905

March 31, 2002:

	Unrealized		Net Unrealized
	Gain	Tax Effect	Gain

	(in thousands)
United Microelectronics Corporation	$226,521	$(91,288)	$135,233
Chartered Semiconductor Manufacturing Ltd.	15,860	(5,800)	10,060
Broadcom Corporation	1,358	(548)	810
Vitesse Semiconductor Corporation	489	(197)	292
PMC-Sierra Corporation	401	(130)	271
Adaptec, Inc.	4,203	(1,694)	2,509
Magma Design Automation	2,215	(893)	1,322

	$251,047	$(100,550)	$150,497

Note 3. Purchase of Technology License

On April 20, 2002, the Company entered into an agreement through its subsidiary, SiPackets, to acquire a perpetual license from API Networks. In June 2002, the Company acquired a perpetual license from API Networks for $3.2 million. API is a fabless semiconductor company and the leader in the development of high-speed HyperTransport I/O interconnect components for performance and bandwidth-intensive embedded applications. API currently offers a family of HyperTransport to PCI bridges and switches. Alliance’s license of the HyperTransport technology from API will allow it to be the sole source for API’s current products, to develop new HyperTransport products, and to sublicense third parties to use and develop HyperTransport products. Alliance is also acquiring certain existing sublicenses previously granted by API, including royalties from those sublicenses. This intangible asset will be expensed on a straight-line basis over a period of 36 months, beginning in the second quarter of fiscal 2003.

Note 4. Investment in United Microelectronics Corporation

At June 30, 2002, the Company owned approximately 298.1 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately less than 1% ownership. At March 31, 2002, the Company owned approximately 313.1 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately less than 1% ownership. In May 2000, the Company received an additional 56.6 million shares of UMC by way of a stock dividend. In January 2002, the Company received an additional 51.0 million shares of UMC by way of stock dividend.

Of the 298.1 million shares of UMC owned by Alliance at June 30, 2002, approximately 113.2 million are subject to a “lock-up” or no-trade period. Of this amount, approximately 28.3 million shares became eligible for sale in July 2002 and equal amounts will become available for sale every six-months through January 2004. The portion of the investment in UMC which is restricted from sale for more than twelve months (approximately 19% of the Company’s holding at June 30, 2002), is accounted for under the cost method and is presented as a long-term investment. As this long-term portion becomes current over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. In the first quarter of fiscal 2003, the Company sold 15.0 million shares of UMC stock for $20.9 million and recorded a pre-tax non-operating gain of $11.7 million. Of this $20.9 million, the Company received $15.0 million in cash and had a receivable of $5.9 million at June 30, 2002. During the first quarter of fiscal 2003, the Company received $7.3 million related to the sale of UMC stock during the fourth quarter of fiscal 2002, which was a receivable at March 31, 2002.

At June 30, 2002, the Company owned approximately 241.5 million shares of UMC that were available-for-sale and recorded an unrealized gain of approximately $83.9 million, net of deferred taxes of approximately $56.6 million as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Also at June 30, 2002, the Company owned 56.7 million shares of UMC that are recorded at cost.

At March 31, 2002, the Company owned 256.5 million shares of UMC that were available for sale and recorded an unrealized gain of approximately $135.2 million, net of deferred taxes of approximately $91.3 million as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. At March 31, 2002, the Company owned 56.7 million shares of UMC that were recorded at cost.

Given the market risk for securities, when these shares are ultimately sold, it is possible that additional gain or loss will be reported. If the Company sells more that 50% of its original holdings of UMC, the Company will start to lose a proportionate share of its wafer production capacity rights, which could materially affect its ability to conduct its business.

Note 5. Investment in Chartered Semiconductor Manufacturing Ltd. (“Chartered”)

At June 30, 2002, the Company owned approximately 16.4 million ordinary shares or 1.64 million American Depository Shares (“ADSs”) of Chartered Semiconductor Manufacturing (“Chartered”). The Company does not own a material percentage of the equity of Chartered. The Company accounts for its investment in Chartered as an available-for-sale security in accordance with SFAS 115. At June 30, 2002, the Company recorded an unrealized gain of approximately $2.9 million, net of taxes of approximately $1.6 million as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. At March 31, 2002, the Company recorded an unrealized gain of approximately $10.1 million, net of taxes of approximately $5.8 million as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

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

Note 6. Investment in Broadcom Corporation

At June 30, 2002, the Company owned 75,000 shares of the common stock of Broadcom Corporation (“Broadcom”). The Company accounts for its investment in Broadcom as an available-for-sale marketable security in accordance with SFAS 115.

At June 30, 2002, the Company recorded an unrealized gain of approximately $810,000, net of taxes of approximately $548,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

In fiscal 2002, the Company entered into a cashless collar arrangement with a brokerage firm with respect to all 75,000 shares of Broadcom common stock. The collar arrangement consists of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002.

Note 7. Investment in Vitesse Semiconductor Corporation

At June 30, 2002, the Company owned 728,000 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115. In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company, at its option, may settle the contracts by either delivering shares of Vitesse common stock or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.)

At June 30, 2002, the Company recorded an unrealized loss of approximately $660,000, net of taxes of $445,000 as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet, with respect to the unhedged Vitesse shares.

At March 31, 2002, the Company owned 728,000 shares of Vitesse and recorded an unrealized gain of approximately $292,000, net of taxes of $197,000 as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

Vitesse’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse’s and the Company’s, move as a group, it is likely that Vitesse’s stock and the Company’s stock can both suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in Vitesse will not decline further in value.

Note 8. Investment in PMC-Sierra Corporation

At June 30, 2002, the Company owned 68,152 shares of PMC-Sierra Corporation (“PMC”) common stock. The Company records its investment in PMC as an available-for-sale marketable security in accordance with SFAS 115. At June 30, 2002, the Company recorded an unrealized loss of approximately $50,000, net of taxes of approximately $27,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

At March 31, 2002, the Company owned 68,152 shares of PMC-Sierra and recorded an unrealized gain of approximately $271,000, which is net of taxes of $130,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

PMC’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like PMC’s and the Company’s, move as a group, it is likely that PMC’s stock and the Company’s stock can both suffer significant loss in value at the same time. This occurred in fiscal 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in PMC will not further decline in value.

Note 9. Investment in Adaptec, Inc.

At June 30, 2002, the Company owned 1,440,961 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115. At June 30, 2002, the Company recorded an unrealized loss of approximately $1.0 million, net of tax of approximately $688,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. At March 31, 2002, the Company owned 1,440,961 shares of Adaptec and recorded an unrealized gain of approximately $2.5 million, net of tax of approximately $1.7 million, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

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

Note 10. Investment in Magma Design Automation

In the first quarter of fiscal 2003, the Company sold all of its holdings in Magma Design Automation (“Magma”), a total of 360,244 common stock shares. The Company received gross proceeds of $6.0 million and recorded a pre-tax non-operating gain of $1.2 million.

At March 31, 2002 the Company held 360,244 shares of Magma and recorded an unrealized gain of approximately $1.3 million, net of taxes of $893,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

Note 11. Investment in Tower Semiconductor Corporation

At June 30, 2002, the Company owned 3,927,276 shares of Tower and wafer credits totaling $9.5 million. The Company accounts for its investment in Tower under the cost method based on the Company’s inability to exercise significant influence over Tower’s operations and restrictions to sell the Tower stock. In the first quarter of fiscal 2003, the Company paid $11.0 million to Tower Semiconductor, in accordance with the terms of the share purchase agreement between the two companies. The Company received an additional 1,071,497 shares of Tower and prepaid wafer credits in the first quarter of fiscal 2003 in the amount of $4.4 million. At March 31, 2002, the Company owned 2,855,779 shares of Tower and wafer credits totaling $5.1 million.

Note 12. Alliance Venture Management, LLC

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

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of June 30, 2002, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of June 30, 2002, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $43.6 million in 13 companies, with a total fund allocation of $100.0 million. As of June 30, 2002, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $26.3 million in six companies, with a total fund allocation of $40.0 million. As of June 30, 2002, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $17.1 million in nine companies, with a total fund allocation of $60.0 million.

In the first fiscal quarter of 2003 and 2002, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $8.5 and $4.5 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the

Company’s ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of Alliance Ventures investee companies was approximately $2.2 million and $2.1 million, respectively, for the first quarter of fiscal 2003 and 2002, respectively.

Certain of the Company’s officers have formed private venture funds, which invest in some of the same investments as the Company.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which invest in some of the same investments as Alliance Venture Management’s investment funds.

In August 2000, the Company agreed to invest $20 million in Solar Ventures (“Solar”), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation. The Company has invested $12.5 million in Solar. Due to changes in the venture capital market, Alliance has decided to limit its investment in Solar to the $12.5 million already invested. C.N. Reddy has invested in Solar. Solar has made investments in some of the same companies as Alliance Venture Management’s investment funds.

Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market conditions and other factors outside the control of the managers. The market for these types of investments has, in the past, been successful and many venture capital funds have been profitable, and while the Company has been successful in its recent investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. It is possible that many, and maybe all of the Company’s venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

Note 13. Investment in Solar Venture Partners, LP

Through June 30, 2002, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation.

Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. In the first quarter of fiscal 2003, the Company recorded an equity in the loss of investees of approximately $257,000, net of minority interest, and wrote down certain Solar investments by $2.5 million, net of minority interest.

Certain of the Company’s directors and officers are the general partners of Solar and run the day-to-day operations. Furthermore, certain of the Company’s officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures I, II, III, IV, and V.

Note 14. Derivative Instruments and Hedging Activities

The Company has investments in the common stock of Vitesse, Broadcom, and Adaptec. The Company’s investments expose it to risk related to the effects of changes in the price of Vitesse, Broadcom, and Adaptec common stock. The financial exposure is monitored and managed by the Company. The Company’s risk management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company uses cashless collars, which are combinations of option contracts, and forward sales to hedge this risk.

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

In December 2001, the Company entered into a derivative contract with a brokerage firm with respect to 362,173 shares of Adaptec common stock and received aggregate cash proceeds of $5.0 million. The contract has repayment provisions that incorporate a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company has to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered is determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. Under the contract, if the stock price of Adaptec is outside of the collar (the floor of which is $16.26 and the ceiling of which is $21.99), the number of Adaptec shares to be delivered equals 362,173. If the stock price of Adaptec is within the collar, the Company will have to deliver that number of Adaptec shares having total value equal to $5.9 million.

During the first quarter of fiscal 2003, the Company recorded a gain of $3.3 million relating to the Vitesse hedged instrument, offset by a loss of $3.3 million on the hedged Vitesse investments. The Company recognized a gain of approximately $982,000 for the Broadcom hedged instrument offset by a loss of $1.4 million on the Broadcom investment. The Company also recorded a gain of $1.6 million relating to the Adaptec derivative contract and a loss of $2.0 million on the hedged Adaptec investments.

During the first quarter of fiscal 2002, the Company recorded a gain of $1.4 million relating to the Vitesse hedged instrument, offset by a loss of $1.4 million on the Vitesse investments.

In the quarter ended June 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial

Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as “SFAS 133”), on April 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $2.1 million cumulative effect adjustment in earnings as of April 1, 2001.

Note 15. Short term borrowings

At June 30, 2002, the Company had total short term borrowings of $66.4 million. At March 31, 2002, the Company had short term borrowings totaling $66.2 million.

During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm. The loan is secured by 1.6 million shares of Chartered common stock. The loan bears an interest at a rate determined by the prevailing market interest rate. At June 30, 2002 and March 31, 2002, the applicable market rate for the loan was 2.5% and 2.75%, respectively. The outstanding balance on the loan at June 30, 2002 and March 31, 2002 was approximately $16.3 million and $16.2 million, respectively.

In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd, to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. The loan is secured by UMC stock held by the Company with the aggregate value at least 250% of the outstanding loan balance. The loan bears interest at LIBOR plus 2.5% and matures on December 7, 2002. The principal and accrued interest are payable upon maturity. The loan required that the Company set up an interest escrow deposit account with the bank, which is collateral against any accrued interest. The balance in the interest escrow account as of June 30, 2002 and March 31, 2002 was $1.3 million and $1.8 million, respectively, and is shown as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance at June 30, 2002 and March 31, 2002. The outstanding balance on the Chinatrust loan was $45.7 million at June 30, 2002 and March 31, 2002.

In the fourth quarter of fiscal 2002, the Company issued a $4.8 million promissory note in connection with the acquisition of PulseCore. The note is non-interest bearing and matures on March 29, 2003. Discount on the note of $609,000 was calculated based on an imputed interest rate of 12%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $4.4 and $4.3 million at June 30, 2002 and March 31, 2002, respectively.

Note 16. Comprehensive Income

The following are the components of comprehensive income:

	Three months ended June 30,

	2002	2001

	(in thousands)
Net income (loss)	($15,263)	($10,979)
Change in unrealized gain (loss) on marketable securities (net of deferred taxes of $42,953 and $21,111 at June 30, 2002 and 2001, respectively)	(64,592)	(31,267)

Comprehensive income (loss)	($79,855)	($42,246)

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

Note 17. Net Income Per Share

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

The computations for basic and diluted EPS are presented below (in thousands, except per share amounts):

	Three months ended June 30,

	2002	2001

Net income (loss)	($15,263)	($10,979)

Weighted average shares outstanding	39,872	41,483
Effect of dilutive employee stock options	—	—

Average shares outstanding assuming dilution	39,872	41,483

Net income (loss) per share:
Basic	($0.38)	($0.26)

Diluted	($0.38)	($0.26)

The following are not included in the above calculation, as they were considered anti-dilutive:

	Three months ended June 30,

	2002	2001

	(in thousands)
Employee stock options outstanding	1,830	769

Note 18. Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the fourth quarter of fiscal 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 19. Legal Matters

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

Note 20. Investment Company Act of 1940

Due to the Company’s investments in unconsolidated entities, it has exceeded a threshold in the Investment Company Act of 1940 which could require the Company to register as an investment company. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company anticipates in particular raising with the staff in the near future the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

If the Company elects to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, the Company would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of the Company’s total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, the Company might choose to divest itself of assets that it considers strategically significant for the conduct of its operations or to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would be the additional risk that the companies acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Note 24. Subsequent Events

On August 5, 2002, the cashless collar the Company had with respect to its Broadcom shares expired and the Company sold all of its holding in Broadcom Corporation for aggregate proceeds of $2.8 million.

As of August 9, 2002, the Company repurchased 1,015,700 shares of Common Stock for approximately $5.1 million in the second quarter of fiscal 2003.

In August 2002, the Company received approximately 44 million shares of UMC Common Stock by way of a stock dividend.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report, and in Item 1 (entitled “Business”) of Part I and in Item 7 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on July 15, 2002. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

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

Inventory Valuation

Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded charges relating to inventory write-downs of $6.3 million, and $6.0 million in the first quarter of fiscal 2003 and fiscal 2002, respectively.

Marketable Securities

Marketable securities held by the Company are generally valued at market prices with unrealized gains or losses recognized in other comprehensive income. However, management evaluates the marketable securities for potential “other than temporary” declines in their value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process. There were no losses in the first quarter of fiscal 2003 and fiscal 2002 as a result of such evaluation.

Valuation of Alliance and Solar Venture Investments

We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. In the first quarter of fiscal 2003 and fiscal 2002, the Company recognized an impairment charge of $11.0 million and $4.5 million, respectively, relating to the assessment of the investees’ financial condition.

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

	Percentage of Net
	Revenues for Three
	Months Ended June 30,

	2002	2001

Net revenues	100.0%	100.0%
Cost of revenues	349.3	142.4

Gross loss	(249.3)	(42.4)
Operating expenses:
Research and development	105.0	25.4
Selling, general and administrative	105.8	33.3

Total operating expenses	210.8	58.7
Loss from operations	(460.1)	(101.1)
Gain on investments	280.5	0.4
Write-down of other investments	(255.9)	(37.5)
Other income (expense), net	(18.5)	(0.8)

Loss before income taxes, equity in income (loss) of investees, cumulative effect of change in accounting principle and minority interest in consolidated subsidiary companies	(454.0)	(139.0)
Benefit for income taxes	(143.5)	(48.6)

Loss before equity in income (loss) of investees, cumulative effect of change in accounting principle and minority interest in consolidated subsidiary companies	(310.5)	(90.4)
Equity in income (loss) of investees	(56.9)	(17.7)
Cumulative effect of change in accounting principle	—	17.0
Minority interest in consolidated subsidiary companies	12.3	—

Net loss	(355.1%)	(91.1%)

Net Revenues

The Company’s net revenues for the first quarter of fiscal 2003 were $4.3 million, an increase of $1.3 million or 42% from the prior quarter ended March 31, 2002 and a decrease of $7.8 million or approximately 64% from the same quarter of fiscal 2002. The increase in revenue for the first quarter of fiscal 2003 over the preceding quarter was primarily due to a shift in product mix to higher density memory products which generally carry higher average selling prices (“ASP”), initial shipments of our interconnect products and increased shipments of our mixed signal products. The decrease in sales from the same quarter one year ago reflects the general slowdown in economic conditions, adversely impacting end user requirements and demand for the Company’s products. Unit sales for the first quarter of fiscal 2003 fell approximately 15% from the prior quarter and approximately 6% from the same quarter of fiscal 2002. During this comparison period, the overall ASP increased approximately 15% from the prior quarter and decreased approximately 63% from the same quarter one year ago.

The Company’s DRAM net revenues for the first quarter of fiscal 2003 were $2.3 million, an increase of $78,000 or approximately 4% from the prior quarter due primarily to higher ASP for DRAM products and a decrease of $3.1 million or approximately 57% from the same quarter of fiscal 2002 due to decrease in ASP. Unit sales for the first quarter fell 5% from the prior quarter and 1% from the same quarter of fiscal 2002. Overall DRAM ASP increased approximately 3% from the prior quarter and decreased approximately 58% from the same quarter of fiscal 2002.

The Company’s SRAM net revenues for the first quarter of fiscal 2003 were $1.8 million, an increase of $106,000 or approximately 6% from the prior quarter due to higher ASP and demand for the product and a decrease of $4.7 million or approximately 72% from the same quarter of fiscal 2002 due to decrease in ASP and demand for the product. Unit sales for the first quarter fell 39% from the prior quarter and 36% from the same quarter of fiscal 2002. Overall SRAM ASP increased approximately 75% from the prior quarter and decreased approximately 57% from the same quarter of fiscal 2002.

For the first quarter of fiscal 2003, one customer accounted for 11% of the Company’s net revenues. For the first quarter of fiscal 2002, no customer accounted for more than 10% of the Company’s net revenues.

Net revenues from sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer for the first quarter of fiscal 2003 accounted for approximately 75% of net revenues compared to approximately 58% for the prior quarter and 76% during the same quarter of fiscal 2002.

International net revenues for the first quarter of fiscal 2003 were approximately 76% of the Company’s net revenues compared to approximately 100% for the prior quarter and approximately 68% for the same quarter of fiscal 2002. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues increased $238,000 from the prior quarter and fell $4.9 million from the same quarter of fiscal 2002. This decrease was due to inventory reduction efforts by our customers and a fundamental slowdown in demand that started in the Company’s third quarter of fiscal 2001.

Generally, the markets for the Company’s products are characterized by volatile supply and demand conditions, numerous competitors, rapid technological change, and product obsolescence. These conditions could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company’s suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company’s results of operations.

Gross Profit (Loss)

The Company’s gross loss for the first quarter of fiscal 2003 was $10.7 million or approximately 249% of net revenues compared to a gross loss of $20.1 million or approximately 665% of net revenues for the prior quarter and a gross loss of $5.1 million or approximately 42% of net revenues for the same quarter of fiscal 2002. During the first quarter of fiscal 2003, the Company wrote-down its inventory by approximately $6.3 million due to the continued slowdown in demand for the Company’s memory products. During the prior quarter, the Company wrote down its inventory by approximately $14.8 million, largely due to a dramatic reduction in product demand and ASPs. During the first quarter of fiscal 2002, the Company wrote-down its inventory by approximately $6.0 million due to the decrease in demand.

The Company is subject to a number of factors that may have an adverse impact on gross profit, including the availability and cost of products from the Company’s suppliers; increased competition and related decreases in unit average selling prices; changes in the mix of product sold; and the timing of new product introductions and volume shipments. In addition, the Company may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process needs to be refined. There can be no assurance that the commencement of such manufacturing will not have a material adverse effect on the Company’s gross profits in future periods.

Research and Development

Research and development expenses consist primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, test wafers and other expense items.

Research and development expenses were $4.5 million or approximately 105% of net revenues for the first quarter of fiscal 2003. This compares to $3.6 million or approximately 84% of net revenues for the prior quarter and $3.1 million or approximately 25.4% of net revenues for the same quarter of fiscal 2002. The increase in absolute dollars is largely attributed to expenses recognized in the first quarter of fiscal 2003 resulting from the consolidation of two investee companies that were not previously required to be consolidated.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and, accordingly, research and development expenses may increase in absolute dollars in future periods due to an increase in research and development personnel as the Company acquires new technologies to diversify its product bases.

Selling, General and Administrative

Selling, general and administrative expenses include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses for the first quarter of fiscal 2003 were approximately $4.6 million or 106% of net revenues as compared to approximately $6.5 million or 149% of net revenues for the prior quarter and approximately $4.0 million or approximately 33.3% in the first quarter of fiscal 2002. The decrease in spending during the first quarter of fiscal 2003 compared to the prior quarter was primarily due to lower legal and consulting expense. Selling, general and administrative expenses increased as a percentage of net revenues compared to the same quarter of fiscal 2002 primarily due to an increase in legal expenses due to the 1940 Investment Company Act.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as a result of commissions, which are dependent on the level of revenues.

Gain on Investments

During the first quarter of fiscal 2003, the Company recorded a gain on the sale of 15 million shares of UMC common stock of $11.7 million and a gain on the sale of all of its holdings of Magma common stock of $1.2 million. The Company recorded a net gain of $5.9 million relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse, Broadcom and Adaptec common stock of $6.7 million. During the first quarter of fiscal 2002, the Company recorded a net gain of $1.4 million relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse common stock of $1.4 million.

Write-down of Other Investments

In the first quarter of fiscal 2003, the Company wrote down six of its Alliance Ventures investments and two of its Solar Ventures investments and recognized a pre-tax, non-operating loss of approximately $8.5 million and $2.5 million, respectively. In the same quarter of fiscal 2002, the Company wrote down one of its Alliance Ventures investments and recognized a pre-tax, non-operating loss of approximately $4.5 million.

Other Income (Expense), Net

Other Income (Expense), Net represents interest income from short-term investments, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first quarter of fiscal 2003, Other Expense, Net was approximately $792,000 compared to an expense of approximately $3.7 million in the previous quarter. The decrease in expense from the previous quarter is primarily due to $3.0 million paid in foreign security tax on the dividend shares received from UMC in the fourth quarter of fiscal 2002. In the same quarter of fiscal 2002, Other Expense, Net was approximately $98,000. The increase in other expense during the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002 was the result of increased bank fees from the sale of 15 million shares of UMC and a loss on the disposal of a fixed asset.

Provision for Income Taxes

The Company’s income tax rate for the first quarter of fiscal 2003 was 31.6% and an income tax benefit of approximately $6.2 million was recorded due to a net loss. Income tax rate for the first quarter of fiscal 2002 was 35.0% and an income tax benefit of approximately $5.9 million was recorded due to a net loss.

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar Ventures are accounted for under the equity method due to the Company’s ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company’s proportionate share in the net losses of the equity investees of these venture funds was approximately $2.4 million, net of tax, for the first quarter of fiscal 2003. This compares to approximately $2.7 million, net of tax, in the previous quarter and $2.1 million, net of tax, for the first quarter of fiscal 2002.

Cumulative Effect of Change in Accounting Principle-Adoption of FAS 133

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as “SFAS 133”), on April 1, 2001. In the fourth quarter of fiscal 2001, the Company entered in various option arrangements known as a cashless collar, to hedge its investment in Vitesse Semiconductor common stock. The Company has designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings for the first quarter of fiscal 2002.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the fourth quarter of fiscal 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Factors That May Affect Future Results

     Our future results are likely to fluctuate

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

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002. In addition, we experienced corresponding decreases in revenues and average selling prices during fiscal 2002 and the first quarter of fiscal 2003 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

     Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Investment Company Act of 1940 (the “Act”) confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company anticipates in particular raising with the staff of the SEC to assess various means to achieve that goal. The Company anticipates in particular raising with the staff in the near future the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company should be deemed an entity not required to be registered as an investment company in violation of the Act. If the SEC takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. In the first quarter of fiscal 2003, and for all of fiscal 2002 and 2001, the Company recorded pre-tax charges totaling approximately $6.3, $30.4 and $53.9 million, respectively, primarily to reflect a decline in market value of certain inventory. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

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

The Company, through Alliance Venture Management and Solar Ventures, invests in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. It is possible that the downturn in the success of these types of investments will continue in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or maybe all of the Company’s venture type investments may fail, resulting in the complete loss of most or all the money the Company invested.

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

Liquidity and Capital Resources

At June 30, 2002, the Company had approximately $3.2 million in cash and cash equivalents, a decrease of approximately $20.4 million from March 31, 2002 and approximately $206.1 million in working capital, a decrease of approximately $117.7 million from $323.8 million at March 31, 2002.

Additionally, the Company had short-term investments in marketable securities whose fair value at June 30, 2002 was $339.7 million, a decrease of $127.3 million from $467.0 million at March 31, 2002.

During first quarter of fiscal year 2003, operating activities used cash of $3.0 million. This was primarily the result of a net loss, the impact of non-cash items such as gains on investments, depreciation and amortization, offset in part by equity in loss of investees, write down of inventory, write-down of investments, and a decrease in inventory.

Cash used in operating activities of $40.5 million in the first quarter of fiscal year 2002 was primarily due to a net loss, the impact of non-cash items such as depreciation and amortization, a decrease in accounts payable, offset in part by the cumulative effect of an accounting change, write-down of investments, and a decrease in accounts receivable and taxes payable.

Investing activities provided cash of $2.4 million during the first quarter of fiscal 2003. This is primarily the result of a sale of marketable securities for $28.3 million, offset in part by an investment made in Tower for $11.0 million, purchases of Alliance Venture and other investments of $11.1 million, and purchase of a technology license for $3.2 million.

Investing activities used cash in the amount of $20.8 million during the first quarter of fiscal 2002 as the result of an investment made in Tower Semiconductor for $11.0 million, investments made by Alliance Ventures of $9.3 million and purchases of equipment of $513,000.

Financing activities used cash of $19.8 million in the first quarter of fiscal 2003. This is the result of a repurchase of common stock of $22.2 million, offset in part by the release of restricted cash of $2.2 million. Net cash provided by financing activities during the first quarter of fiscal 2002 was approximately $59.1 million. This was primarily due to an increase in short-term borrowings of $58.8 million and proceeds from the sale of common stock through stock option exercises of approximately $0.5 million offset by capital lease payments of $0.2 million.

On May 20, 2002 the Board of Directors approved by unanimous written consent an increase in the number of shares that may be repurchased by the Company from four million to nine million shares.

At June 30, 2002, the Company has no unused line of credit.

The Company believes that its sources of liquidity such as available-for-sale marketable securities and other financing opportunities available to it, will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity, or technologies. The Company could raise such funds by selling some of its short-term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its shareholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor or UMC, or the usage of “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees, or guarantees of manufacturing capacity.

Contractual Obligations
Balance Sheet
(in thousands)

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short term Debt	$66,409	$—	$—	$—	$66,409
Capital Lease Obligations (including interest)	558	—	—	—	558
Long term Obligations	4,279	212	—	—	4,491

	$71,246	212	—	—	$71,458

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	2,303	5,333	144	—	7,780
Commitment to invest in Tower	11,000	11,000	—	—	22,000

	13,303	16,333	144	—	29,780

TOTAL	$84,549	$16,545	$144	$—	$101,238

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

Effective Transactions with Related and Certain Other Parties

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from 10.7 to version 11i; MRP design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $234,000 in fiscal 2002 and approximately $81,000 in the first quarter of fiscal 2003. Mr. Reddy is not involved in the operations of Infobrain.

In the first quarter of fiscal 2003, the Company paid Alliance Venture Management, LLC, which is managed by certain of the Company’s officers, $218,750 in management fees. Management fees are based upon the commitment of each fund, Alliance Ventures I, II, III, IV and V. Annually, Alliance Venture Management is paid 0.5% of the total fund commitment of each of the funds. This amount is then offset by the Company’s billings to Alliance Venture Management for expenses incurred by the officers.

Alliance Venture Management receives 15%-16% of the realized gains of the venture funds.

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1.7 million. The officers’ loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. In fiscal 2002, the officer loans were extended to December 31, 2002. As of March 31, 2002, $1.6 million was outstanding under these loans with accrued interest of $341,000. At June 30, 2002 $2.0 million was outstanding under these loans with accrued interest of $363,000.

Part II — Other Information

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

On the other hand, the Company also believes that the investments that it currently holds in Chartered, Tower and UMC, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company’s memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and prior to the past two and one half years, its income (and losses) have been derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company anticipates in particular raising with the staff in the near future the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

(b)	No reports on Form 8-K were filed during quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Semiconductor Corporation

August 13, 2002	By:	/s/ N. Damodar Reddy

N. Damodar Reddy Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ronald K. Shelton

Ronald K. Shelton Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer