Form 10-Q
period 2002-09-28
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2002-11-13
CIK 913293

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON NOVEMBER 13, 2002 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended September 28, 2002, or

[ ]	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from to .

Commission file number: 0-22594

ALLIANCE SEMICONDUCTOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0057842

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2575 Augustine Drive
Santa Clara, California 95054-2914
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code is (408) 855-4900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 5, 2002, there were 36,122,759 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION
Form 10-Q
for the Quarter Ended September 30, 2002

Part I — Financial Information

ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$12,120	$23,560
Restricted cash	2,029	8,014
Short term investments	207,178	466,986
Accounts receivable, net	1,945	2,891
Inventory	5,401	19,636
Related party receivables	2,374	2,394
Other current assets	7,620	10,519

Total current assets	238,667	534,000
Property and equipment, net	7,748	8,214
Investment in United Microelectronics Corp. (excluding short term portion)	21,877	43,750
Investment in Tower Semiconductor	22,878	16,278
Alliance Ventures and other investments	50,195	72,575
Other assets	1,263	4,294
Goodwill and Intangible assets	6,349	3,459

Total assets	$348,977	$682,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$53,623	$66,173
Accounts payable	2,897	2,893
Accrued liabilities	8,869	6,178
Income taxes payable	18,345	22,087
Deferred income taxes	8,470	107,495
Current portion of long-term obligations	1,931	4,796
Current portion of long-term capital lease obligations	319	587

Total current liabilities	94,454	210,209
Long term obligations	67	4,742
Long term capital lease obligation	—	66
Deferred income taxes	6,474	12,827

Total liabilities	100,995	227,844

Minority interest in subsidiary companies	3,700	3,471

Stockholders’ equity:
Common stock	430	430
Additional paid-in capital	199,265	199,200
Treasury stock	(64,153)	(30,430)
Retained earnings	94,616	131,558
Accumulated other comprehensive income	14,124	150,497

Total stockholders’ equity	244,282	451,255

Total liabilities and stockholders’ equity	$348,977	$682,570

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$4,096	$5,111	$8,394	$17,179
Cost of revenues	15,061	22,628	30,075	39,807

Gross loss	(10,965)	(17,517)	(21,681)	(22,628)

Operating expenses:
Research and development	6,109	2,124	10,624	5,185
Selling, general and administrative	5,034	4,410	9,584	8,426

Total operating expenses	11,143	6,534	20,208	13,611

Income (loss) from operations	(22,108)	(24,051)	(41,889)	(36,239)
Gain (loss) on investments	3,237	(7,855)	15,292	(7,811)
Write-down of marketable securities and venture investments	(7,930)	(290,568)	(18,931)	(295,096)
Other income (expense), net	(2,639)	(2,065)	(3,429)	(2,166)

Income (loss) before income taxes, minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(29,440)	(324,539)	(48,957)	(341,312)
Provision (benefit) for income taxes	(9,430)	(126,589)	(15,600)	(132,460)

Income (loss) before minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(20,010)	(197,950)	(33,357)	(208,852)
Minority interest in consolidated subsidiary companies	1,330	—	1,858	—
Equity in loss of investees	(2,999)	(2,497)	(5,443)	(4,630)

Income (loss) before cumulative effect of change in accounting principle	(21,679)	(200,447)	(36,942)	(213,482)
Cumulative effect of change in accounting principle	—	—	—	2,055

Net income (loss)	($21,679)	($200,447)	($36,942)	($211,427)

Income (loss) per share before cumulative effect of change in accounting principle
Basic	($0.56)	($4.85)	($0.94)	($5.15)

Diluted	($0.56)	($4.85)	($0.94)	($5.15)

Cumulative effect of change in accounting principle
Basic	$—	$—	$—	$0.05

Diluted	$—	$—	$—	$0.05

Net income (loss) per share
Basic	($0.56)	($4.85)	($0.94)	($5.10)

Diluted	($0.56)	($4.85)	($0.94)	($5.10)

Weighted average number of common shares
Basic	38,657	41,293	39,269	41,450

Diluted	38,657	41,293	39,269	41,450

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	($36,942)	($211,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,106	1,534
Minority interest in subsidiary companies, net of tax	(1,858)	—
Bad debt expense	(23)	—
Equity in loss of investees, net of tax	5,443	4,630
(Gain) loss on investments	(15,292)	7,811
Other income (expense)	2,802	(2,044)
Accrued interest	—	1,317
Write down of investments	18,931	295,096
Cumulative effect of accounting change, net of tax	—	(2,055)
Inventory write down	6,338	16,428
Write down of other assets	9,479	—
Changes in assets and liabilities:
Accounts receivable	969	15,679
Inventory	7,897	15,640
Related party receivables	20	(34)
Other assets	(1,718)	(1,475)
Accounts payable	4	(69,313)
Accrued liabilities	1,008	1,520
Deferred income tax	(11,427)	(129,862)
Income tax payable	(3,742)	(3,215)

Net cash used in operating activities	(16,005)	(59,770)

Cash flows from investing activities:
Purchase of property and equipment	(1,259)	(517)
Purchase of technology	(3,150)	—
Proceeds from sale of investments	63,787	48,405
Investment in Tower Semiconductor Corporation	(11,000)	(11,001)
Purchase of Alliance Venture and other investments	(2,957)	(11,607)

Net cash provided by investing activities	45,421	25,280

Cash flows from financing activities:
Net proceeds from issuance of common stock	65	904
Principal payments on lease obligation	(334)	(518)
Repurchase of common stock	(33,722)	(7,668)
Proceeds from (repayments of) short term borrowings	(12,550)	38,212
Restricted cash	5,685	150

Net cash provided by (used in) financing activities	(40,856)	31,080

Net decrease in cash and cash equivalents	(11,440)	(3,410)
Cash and cash equivalents at beginning of the period	23,560	6,109

Cash and cash equivalents at end of the period	$12,120	$2,699

Supplemental disclosure of cash flow information:
Cash refunded for taxes	$443	$—

Cash paid for interest	$1,041	$65

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (“Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2002.

For purposes of presentation, the Company has indicated the first six months of fiscal 2003 and 2002 as ending on September 30; whereas, in fact, the Company’s fiscal quarters ended on September 28, 2002 and September 29, 2001, respectively. The financial results for the second quarter of fiscal 2003 and 2002 were reported on a 13-week quarter.

The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, and the Company makes no representations related thereto.

Note 2. Balance Sheet Components

Short term Investments

Short term investments include the following available-for-sale securities and derivatives at September 30, 2002 and March 31, 2002 (in thousands):

	September 30, 2002		March 31, 2002

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	282,721	$195,507	256,474	$385,142
Chartered Semiconductor Manufacturing Ltd.	1,642	8,931	1,642	44,181
Adaptec Inc.	517	2,330	1,441	19,266
Vitesse Semiconductor Corporation	585	410	728	7,137
PMC-Sierra Corporation	—	—	68	1,110
Broadcom Corporation	—	—	75	2,693
Magma Design Automation	—	—	360	7,010
Broadcom hedge		—		447

Total		$207,178		$466,986

Long term Investments

At September 30, 2002 and March 31, 2002, the Company’s long term investments were as follows (in thousands):

	September 30, 2002		March 31, 2002

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	28,338	$21,877	56,671	$43,750
Tower Semiconductor Ltd.	3,927	22,878	2,856	16,278
Alliance Venture investments		44,934		62,322
Solar Venture investments		5,261		10,253

Total		$94,950		$132,603

Inventory

	September 30, 2002	March 31, 2002

	(in thousands)
Inventory:
Work in process	$3,201	$10,718
Finished goods	2,200	8,918

	$5,401	$19,636

Other Current Assets

	September 30, 2002	March 31, 2002

	(in thousands)
Receivable from sale of securities	$5,112	$7,906
Prepaids	2,508	2,613

	$7,620	$10,519

Goodwill and Intangible Assets

September 30, 2002

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(375)	$1,217
Technology license	3,150	(262)	2,888
Tradename	109	(26)	83
Patents	363	(86)	277
Goodwill	1,884	—	1,884

	$7,098	$(749)	$6,349

March 31, 2002

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(110)	$1,482
Tradename	109	(8)	101
Patents	363	(25)	338
Goodwill	1,538	—	1,538

	$3,602	$(143)	$3,459

Accumulated Other Comprehensive Income

September 30, 2002:

			Net
	Unrealized	Tax	Unrealized
	Gain/(Loss)	Effect	Gain/(Loss)

	(in thousands)
United Microelectronics Corporation	$41,235	$(16,609)	$24,626
Chartered Semiconductor Manufacturing Ltd.	(19,390)	8,405	(10,985)
Adaptec, Inc.	809	(326)	483

	$22,654	$(8,530)	$14,124

March 31, 2002:

			Net
	Unrealized	Tax	Unrealized
	Gain	Effect	Gain

	(in thousands)
United Microelectronics Corporation	$226,521	$(91,288)	$135,233
Chartered Semiconductor Manufacturing Ltd.	15,860	(5,800)	10,060
Broadcom Corporation	1,358	(548)	810
Vitesse Semiconductor Corporation	489	(197)	292
PMC-Sierra Corporation	401	(130)	271
Adaptec, Inc.	4,203	(1,694)	2,509
Magma Design Automation	2,215	(893)	1,322

	$251,047	$(100,550)	$150,497

Note 3. Purchase of Technology License

On April 20, 2002, the Company entered into an agreement through its subsidiary, SiPackets, to acquire a perpetual license from API Networks. In June 2002, the Company acquired a perpetual license from API Networks for $3.2 million. Alliance’s license of the HyperTransport technology from API will allow it to be the sole source for API’s current products, to develop new HyperTransport products, and to sublicense third parties to use and develop HyperTransport products. This intangible asset is expensed on a straight-line basis over a period of 36 months, beginning in the second quarter of fiscal 2003.

Note 4. Investment in United Microelectronics Corporation

At September 30, 2002, the Company owned approximately 311.1 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 2.1% ownership. At March 31, 2002, the Company owned approximately 313.1 million shares of UMC common stock, representing approximately 2.5% ownership. In May 2000, January 2002, and August 2002, the Company received an additional 56.6 million, 51.0 million, and 44.0 million shares of UMC by way of stock dividends.

Of the 311.1 million shares of UMC common stock owned by Alliance at September 30, 2002, approximately 85.0 million are subject to a “lock-up” or no-trade period. Of the shares subject to a “lock-up”, approximately 28.3 million shares will become eligible for sale in January 2003 and equal amounts will become available for sale every six months through January 2004. The portion of the investment in UMC which is restricted from sale for more than twelve months (approximately 9% of the Company’s total holdings of UMC common stock at September 30, 2002), is accounted for under the cost method and is presented as a long-term investment. As this long-term portion becomes eligible for sale over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. In the second quarter of fiscal 2003, the Company sold 31.1 million shares of UMC common stock for $25.3 million and recorded a pre-tax, non-operating gain of $8.3 million. Of this $25.3 million, the Company received $20.2 million in cash and recorded a receivable of $5.1 million at September 30, 2002.

As of September 30, 2002, the Company had pledged 120 million shares of UMC common stock to secure a loan with Chinatrust Commercia Bank, Ltd. See Note 15.

UMC's common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company's investment in UMC will maintain its value.

Note 5. Investment in Chartered Semiconductor Manufacturing Ltd. (“Chartered”)

At September 30, 2002, the Company owned approximately 16.4 million ordinary shares or 1.64 million American Depository Shares (“ADSs”) of Chartered Semiconductor Manufacturing (“Chartered”). The Company does not own a material percentage of the equity of Chartered. The Company accounts for its investment in Chartered as an available-for-sale security in accordance with SFAS 115.

Chartered’s ordinary share price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the Chartered ordinary shares held by the Company, there can be no assurance that the Company’s investment in Chartered will maintain its value.

Note 6. Investment in Broadcom Corporation

At the beginning of the second quarter of fiscal 2003, the Company held a total of 75,000 common shares in Broadcom Corporation (“Broadcom”). In August 2001, the Company entered into a cashless collar arrangement with a brokerage firm with respect to all 75,000 shares of Broadcom common stock. The collar arrangement consisted of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. On August 5, 2002, the Company exercised its put option and sold all of its holdings in Broadcom Corporation for aggregate proceeds of $2.8 million recognizing a pre-tax, non-operating gain of $2.4 million.

Note 7. Investment in Vitesse Semiconductor Corporation

At September 30, 2002, the Company owned 585,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

In the second quarter of fiscal 2003, the Company sold 142,876 shares of Vitesse common stock. The Company received gross proceeds of $195,000 and recorded a pre-tax, non-operating loss of $912,000. At September 30, 2002, the Company wrote down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $673,000. The Company made this decision as a result of Vitesse losing a large portion of its value since September 30, 2001 and the continued slowdown in the semiconductor market.

In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse Semiconductor common stock. The Company, at its option, may settle the contracts by either delivering shares of Vitesse common stock or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements (the “Settlement Date”). The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the Settlement Date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar on the Settlement Date, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar on the Settlement Date, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.)

Vitesse’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Vitesse’s and the Company’s, move as a group, it is likely that Vitesse’s stock and the Company’s stock can both suffer a significant loss in value at the same time. This occurred in fiscal 2003, 2002 and 2001. Therefore, there can be no assurance that the Company’s investment in Vitesse will not decline further in value.

Note 8. Investment in PMC-Sierra Corporation

In the second quarter of fiscal 2003, the Company sold all of its holdings in PMC and received gross proceeds of $432,000 and recorded a pre-tax, non-operating loss of $274,000.

At March 31, 2002, the Company owned 68,152 shares of PMC-Sierra and recorded an unrealized gain of approximately $271,000, which is net of taxes of $130,000, as part of Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet.

Note 9. Investment in Adaptec, Inc.

At September 30, 2002, the Company owned 516,617 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115. In the second quarter of fiscal 2003, the Company sold 924,344 shares of Adaptec. The Company received gross proceeds of $4.9 million and recorded a pre-tax, non-operating loss of $5.4 million.

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

Adaptec’s stock, like many other high technology stocks, has historically experienced material and significant fluctuations in market value, and will probably continue to do so in the future. Additionally, because it is common that high technology stocks, like Adaptec’s and the Company’s, move as a group, it is likely that Adaptec’s stock and the Company’s stock can both suffer significant loss in value at the same time. This occurred in fiscal 2002 and to date in fiscal 2003. Therefore, there can be no assurance that the Company’s investment in Adaptec will maintain its value.

Note 10. Investment in Magma Design Automation

In the first quarter of fiscal 2003, the Company sold all of its holdings in Magma Design Automation (“Magma”), a total of 360,244 common shares. The Company received gross proceeds of $6.0 million and recorded a pre-tax, non-operating gain of $1.2 million.

Note 11. Investment in Tower Semiconductor Corporation (“Tower”)

At September 30, 2002, the Company owned 3,927,276 shares of Tower. In the quarter ended September 30, 2002, the Company wrote off its investment in wafer credits recognizing a pre-tax operating loss of approximately

$9.5 million. The Company has determined that the value of these credits will not be realized given the Company's current sales forecast of products scheduled to be manufactured at Tower. The Company accounts for its investment in Tower under the cost method based on the Company’s inability to exercise significant influence over Tower’s operations and restrictions to sell the Tower stock. In the first quarter of fiscal 2003, the Company paid $11.0 million to Tower Semiconductor, in accordance with the terms of the share purchase agreement between the two companies. The Company received an additional 1,071,497 shares of Tower and prepaid wafer credits in the amount of $4.4 million during the first quarter of fiscal 2003. At March 31, 2002, the Company owned 2,855,779 shares of Tower and wafer credits totaling $5.1 million.

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

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of September 30, 2002, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of September 30, 2002, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $43.9 million in 13 companies, with a total fund allocation of $100.0 million. As of September 30, 2002, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $26.3 million in six companies, with a total fund allocation of $40.0 million. As of September 30, 2002, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $17.4 million in nine companies, with a total fund allocation of $60.0 million. In the second quarter of fiscal 2003, the company invested $658,000 in Alliance Ventures.

In the first fiscal quarter of 2003 and 2002, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $8.5 and $4.5 million, respectively. In the second fiscal quarter of 2003 and 2002, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $4.5 and $2.0 million, respectively.

Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses of the companies invested in by Alliance Ventures was approximately $2.2 million and $2.1 million, respectively, for the first quarter of fiscal 2003 and 2002, respectively. The total equity in the net losses, net of tax, of the companies invested in by Alliance Ventures was approximately $5.0 million and $4.6 million, respectively, for the six months ended September 30, 2002 and 2001, respectively.

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

Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the. It is possible there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. It is possible that many, and maybe all of the Company’s venture type investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

Note 13. Investment in Solar Venture Partners, LP

Through September 30, 2002, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation.

Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. In the first quarter of fiscal 2003, the Company recorded an equity in the loss of investees of approximately $257,000, net of tax, and wrote down certain Solar investments by $2.5 million. In the second quarter of fiscal 2003, the Company recorded an equity in the loss of investees of approximately $183,000, net of tax, and wrote down certain Solar investments by $2.8 million.

Certain of the Company’s directors and officers are the general partners of Solar and run the day-to-day operations. Furthermore, certain of the Company’s officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures I, II, III, IV, and V.

Note 14. Derivative Instruments and Hedging Activities

At September 30, 2002, the Company held investments in the common stock of Vitesse and Adaptec and during a portion of the second quarter of fiscal 2003, the Company held investments in Broadcom (see Notes 6, 7, and 9 above). In order to reduce the potential volatility of the investments, the Company used cashless collars, which are combinations of option contracts, and forward sales.

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

In August 2001, the Company entered into a cashless collar arrangement with a brokerage firm with respect to all 75,000 shares of Broadcom common stock. The collar arrangement consisted of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. On August 5, 2002, the Company exercised its put option and sold all of its holdings in Broadcom Corporation for aggregate proceeds of $2.8 million recognizing a pre-tax, non-operating gain of $2.4 million.

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

During the second quarter of fiscal 2003, the Company recorded a gain of $1.2 million relating to the Vitesse hedged instrument, offset by a loss of $1.2 million on the hedged Vitesse investments. The Company recognized a gain of approximately $144,000 for the Broadcom hedged instrument. The Company also recorded a gain of

$1.2 million relating to the Adaptec derivative contract and a loss of $1.2 million on the hedged Adaptec investments.

During the second quarter of fiscal 2002, the Company recorded a gain of $6.5 million relating to the Vitesse hedged instrument, offset by a loss of $6.3 million on the Vitesse investments. The Company recognized a gain of $1.3 million for the Broadcom hedged instrument offset by a loss of $2.0 million on the Broadcom investment.

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

Note 15. Short term borrowings

At September 30, 2002, the Company had total short term borrowings of $53.6 million. At March 31, 2002, the Company had short term borrowings totaling $66.2 million.

During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm. The loan is secured by 1.6 million shares of Chartered common stock. The loan bears interest at a rate determined by the prevailing market interest rate. At September 30, 2002 and March 31, 2002, the applicable market rate for the loan was 2.5% and 2.75%, respectively. The outstanding balance on the loan at September 30, 2002 and March 31, 2002 was approximately $3.4 million and $16.2 million, respectively.

In the third quarter of fiscal 2002, the Company entered into a secured loan agreement (the “Loan Agreement”) with Chinatrust Commercial Bank, Ltd (“Chinatrust”), to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the Loan Agreement to $46.0 million. The Chinatrust loan is required to be secured by UMC stock held by the Company with an aggregate value of at least 250% of the outstanding loan balance. The loan bears interest at LIBOR plus 2.5% and matures on January 21, 2003 (the “Maturity Date”). The principal and accrued interest are payable at the Maturity Date. The loan requires that the Company set up an interest escrow deposit account with Chinatrust, which is collateral against any accrued interest. The balance in the interest escrow account as of September 30, 2002 and March 31, 2002 was $745,000 and $1.8 million, respectively, and is shown as restricted cash on the balance sheet. The outstanding balance on the Chinatrust loan was $45.7 million at September 30, 2002 and March 31, 2002. The loan requires compliance with certain restrictive covenants with which the Company was not compliant as of September 30, 2002 as the aggregate value of the pledged shares was not at least 250% of the loan value. As of October 18, 2002, the Company had pledged an additional 25 million UMC shares and paid down the outstanding balance by an additional $5.0 million and was in compliance with the covenants. As of October 18, 2002, 145 million UMC shares were pledged against the loan balance.

In the fourth quarter of fiscal 2002, the Company issued a $4.8 million promissory note in connection with the acquisition of PulseCore. The note is non-interest bearing and matures on March 29, 2003. Discount on the note of $609,000 was calculated based on an imputed interest rate of 12%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $4.5 and $4.3 million at September 30, 2002 and March 31, 2002, respectively.

Note 16. Comprehensive Income

The following are the components of comprehensive income:

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	($21,679)	($200,447)	($36,942)	($211,427)
Unrealized gain and losses on marketable securities, net of deferred taxes of $49,067 and $92,020 for three and six months ended September 30, 2002 and $21,113 and $1,420 for three and six months ended September 30, 2001	(71,781)	(31,267)	(136,373)	(2,104)

Comprehensive income (loss)	($93,460)	($231,714)	($173,315)	($213,531)

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

Note 17. Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

The computations for basic and diluted EPS are presented below:

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	($21,679)	($200,447)	($36,942)	($211,427)

Weighted average shares outstanding	38,657	41,293	39,269	41,450
Effect of dilutive employee stock options	—	—	—	—

Average shares outstanding assuming dilution	38,657	41,293	39,269	41,450

Net income (loss) per share:
Basic	($0.56)	($4.85)	($0.94)	($5.10)

Diluted	($0.56)	($4.85)	($0.94)	($5.10)

The following are not included in the above calculation, as they were considered anti-dilutive:

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Employee stock options outstanding	2,144	476	2,079	441

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

Note 19. Legal Matters

In July 1998, the Company learned that a default judgment was entered against it in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000 the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process, while also setting aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In November 2001, Amstrad plc (“Amstrad”) filed suit against the Company in England in the amount of approximately $1.5 million. This claim is based on allegations that a batch of 15,000 parts supplied by the Company, and which were incorporated into Amstrad products, were defective. The Company has prepared and filed a detailed defense to Amstrad’s suit in February 2002. The Company is confident that the claim will be settled for no more than a small proportion of the claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission (“ITC”) and United States Department of Commerce (“DOC”), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company’s imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan were subject to a cash deposit in the amount of 50.15% (the “Antidumping Margin”) of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the “CIT”), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC’s negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On September 21, 2001, the CAFC affirmed the ITC’s negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company’s importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first quarter of fiscal 2003, the Company received approximately $262,000, including interest of approximately $56,000; also, the cash deposit of $1.7 million at March 31, 2002 has been released and became unrestricted in April 2002. In the second quarter of fiscal 2003, the Company received approximately $195,000, including interest of approximately $1,000.

In addition, the Company is party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these or any of the above mentioned legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 20. Investment Company Act of 1940

Due to the Company’s investments in unconsolidated entities, it has exceeded a threshold in the Investment Company Act of 1940 which could require the Company to register as an investment company. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company has initiated discussions with the staff regarding the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

Note 21. Related Party Transactions

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: Intranet and internet web site development and support, migration of Oracle applications from 10.7 to version 11i; MRP design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately, $234,000 in fiscal 2002 and approximately $156,000 in the first six months of fiscal 2003. Mr. Reddy is not involved in the operations of Infobrain.

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1.7 million. The officers’ loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. In December 2001, the officer loans were extended to December 31, 2002. As of March 31, 2002, $1.6 million was outstanding under these loans with accrued interest of $341,000. At September 30, 2002, $1.6 million was outstanding under these loans with accrued interest of $385,000.

Note 22. Subsequent Events

In October 2002, the Company pledged an additional 25 million UMC shares and paid down the outstanding Chinatrust loan balance by an additional $5.0 million in order to be in compliance with certain debt covenants contained in the Loan Agreement. As of October 18, 2002, 145 million UMC shares were pledged against the loan balance.

In October 2002, the Company paid $11.0 million to Tower, in accordance with the terms of the share purchase agreement between the two companies. In exchange, the Company received 1,344,829 ordinary shares of Tower and $4.4 million in wafer credits to be applied against future purchases. In October 2002, the Company exercised its rights distributed to it in connection with a rights offering by Tower and purchased a total of 794,995 ordinary shares of Tower and warrants to purchase a total of 357,747 ordinary shares of Tower for total consideration of approximately $4.0 million. Each right entitled the Company to purchase one ordinary share and 0.45 of a warrant, at a subscription price of $5.00 per right. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006.

On October 28, 2002, the Company agreed upon non-binding terms for the acquisition of Chip Engines, Inc. Chip Engines is a fabless supplier of silicon solutions for next generation Metropolitan Area Network (MAN) platforms. The expected acquisition cost is approximately $9.5 million. The proposed transaction is subject to completion of due diligence, the negotiation and execution of definitive agreements, customary closing conditions. Pending the successful resolutions of these issues, the transaction is expected to close within 90 days. Assuming the closing of the proposed acquisition, the Company intends to operate Chip Engines within the Company’s Systems Logic Solutions Division.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report, and in Item 1 (entitled “Business”) of Part I and in Item 7 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on July 15, 2002 and the subsequent Quarterly Report on Form 10-Q for the quarter ending June 30, 2002. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

Critical Accounting Policies

The U.S. Securities and Exchange Commission (“SEC”) recently issued Financials Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our judgments and estimates including those related to inventory valuation, marketable securities, valuation of Alliance Ventures and Solar investments, and revenue recognition. The methods, estimates, and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Inventory Valuation

Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded charges relating to inventory write-downs of $6.3 million, and $6.0 million in the first quarter of fiscal 2003 and fiscal 2002, respectively, and recorded charges of $6.3 million and $16.4 million for the first six months of fiscal 2003 and fiscal 2002, respectively.

Marketable Securities

Marketable securities held by the Company are generally valued at market prices with unrealized gains or losses recognized in other comprehensive income. However, management evaluates, on a quarterly basis, the marketable securities held by the Company for potential “other than temporary” declines in their value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed suitable by the Company in the evaluation process.

Valuation of Alliance Ventures and Solar Investments

We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically, on a quarterly basis, review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing, if any, and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. In the second quarter of fiscal 2003 and fiscal 2002, the Company recognized impairment charges of $7.3 million and $2.0 million, respectively, relating to the assessment of the financial condition of certain investments made by Alliance Ventures and Solar. During the first six months of fiscal 2003 and fiscal 2002, the Company recorded impairment charges of $18.3 million and $6.5 million, respectively.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) evidence an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. These revenue recognition criteria are usually met at the time of product shipment. We record reductions to revenue for estimated allowances such as returns and competitive pricing programs. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue result.

Results of Operations

The percentage of net revenues represented by certain line items in the Company’s consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	367.7	442.7	358.3	231.7

Gross loss	(267.7)	(342.7)	(258.3)	(131.7)
Operating expenses:
Research and development	149.1	41.6	126.6	30.2
Selling, general and administrative	122.9	86.3	114.2	49.0

Total operating expenses	272.0	127.9	240.8	79.2

Loss from operations	(539.7)	(470.6)	(499.1)	(210.9)
Gain (loss) on investments	78.9	(153.7)	182.2	(45.5)
Write-down of other investments	(193.6)	(5,685.1)	(225.5)	(1,717.8)
Other income (expense), net	(64.3)	(40.4)	(40.8)	(12.6)

Loss before income taxes, equity in income (loss) of investees, cumulative effect of change in accounting principle, and minority interest in consolidated subsidiary companies	(718.7)	(6,349.8)	(583.2)	(1,986.8)
Benefit for income taxes	(230.2)	(2,476.8)	(185.8)	(771.1)

Loss before equity in income (loss) of investees, cumulative effect of change in accounting principle, and minority interest in consolidated subsidiary companies	(488.5)	(3,873.0)	(397.4)	(1,215.7)
Equity in income (loss) of investees	(73.2)	(48.9)	(64.8)	(27.0)
Cumulative effect of changes in accounting principle	—	—	—	12.0
Minority interest in consolidated subsidiary companies	32.5	—	22.1	—

Net loss	(529.2%)	(3,921.9%)	(440.1%)	(1,230.7%)

Net Revenues

The Company’s net revenues for the second quarter of fiscal 2003 were $4.1 million, a decrease of $1.0 million or approximately 20% from the same quarter of fiscal 2002. The decrease in sales from the same quarter of fiscal 2002 reflects a general slowdown in economic conditions and an imbalance of supply and demand conditions in the industry resulting in lower average selling prices (“ASP”) for the Company’s memory products offset by increased revenue generated from two recent acquisitions. The Company’s total net revenues for the first six months of fiscal 2003 were $8.4 million, a decrease of $8.8 million or 51% from the first six months of fiscal 2002. This year over year decrease is primarily due to a 54% decrease in ASP’s and a general reduction in the demand for the Company’s memory products.

The Company’s DRAM net revenues for the second quarter of fiscal 2003 were $1.3 million, a decrease of $1.2 million or approximately 50% from the same quarter of fiscal 2002. Unit sales for the second quarter fell 30% from the same quarter of fiscal 2002. Overall DRAM ASP’s decreased approximately 28% from the same quarter of fiscal 2002. The Company’s DRAM net revenues for the first six months of fiscal 2003 were $3.6 million, a decrease of $4.3 million or 55% from the first six months of fiscal 2002. This year over year decrease is primarily due to a 13% decrease in unit sales along with a 48% decrease in ASP’s.

The Company’s SRAM net revenues for the second quarter of fiscal 2003 were $2.1 million, a decrease of $475,000 or approximately 19% from the same quarter of fiscal 2002 due primarily to a 40% decrease in ASP’s, partially offset by an increase in unit sales. The Company’s SRAM net revenues for the first six months of fiscal 2003 were $3.9 million, a decrease of $5.2 million from the first six months of fiscal 2002. This year over year decrease is primarily due to a 10% decrease in unit sales along with a 53% decrease in ASP’s.

The Company’s net revenues for non-memory products were $748,000 for the second quarter of fiscal 2003, an increase of $748,000 from the second quarter of fiscal 2002. The Company’s net revenues for non-memory products were $1.2 million for the first six months of fiscal 2003, an increase of $1.2 million from the first six months of fiscal 2002. These revenues result from sales from product lines acquired through two acquisitions that occurred subsequent to September 30, 2001.

For the second quarter of fiscal 2003, one customer accounted for 11% of the Company’s net revenues. For the second quarter of fiscal 2002, one customer accounted for more than 12% of the Company’s net revenues and another customer accounted for 10% of the Company’s net revenues. One customer accounted for 11% of the Company’s net revenues during the first quarter of fiscal 2003.

Net revenues from sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer for the second quarter of fiscal 2003 accounted for approximately 83% of net revenues compared to 73% during the second quarter of fiscal 2002. Sales to the non-PC segment of the market accounted for approximately 79% of net revenues for the first six months of fiscal 2003 compared to 75% for the first six months of fiscal 2002.

International net revenues for the second quarter of fiscal 2003 were approximately 64% of the Company’s net revenues compared to approximately 74% for the same quarter of fiscal 2002. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues decreased $1.2 million from the second quarter of fiscal 2002. This decrease was due to inventory reduction efforts by our customers and a fundamental slowdown in demand that started in the Company’s third quarter of fiscal 2001. The Company’s international net revenues were 70% of total net revenues for the first six months of both fiscal 2003 and 2002. International revenues decreased by $6.1 million for the first six months of fiscal 2003 compared to the first six months of fiscal 2002.

Generally, the markets for the Company’s products are characterized by volatile supply and demand conditions, rapid technological change, and product obsolescence and fierce competition. These conditions could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company’s suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company’s results of operations.

Gross Profit (Loss)

The Company’s gross loss for the second quarter of fiscal 2003 was $11.0 million or approximately 268% of net revenues compared to a gross loss of $17.5 million or approximately 343% of net revenues for the same quarter of fiscal 2002. During the second quarter of fiscal 2003, the Company reduced its inventory reserves by approximately $2.9 million due to the sales of previously reserved memory products. During the second quarter of fiscal 2002, the Company wrote-down its inventory by approximately $10.4 million due to a decrease in demand. The Company’s gross loss for the first 6 months of fiscal 2003 was $21.7 million or 258% of net revenues compared to a gross loss of $22.6 million or 132% of net revenues for the same period during fiscal 2002. During the first six months of fiscal 2003 the Company wrote down its inventory by $6.3 million. This compares to a write-down of $16.4 million taken during the first six months of fiscal 2002. These inventory write-downs were due to a reduction in end user demand and severe downward pricing pressure for memory products. During the second quarter of fiscal 2003 the Company also wrote-off $9.5 million of prepaid wafer credits resulting from its investment in Tower Semiconductor. The Company has determined that the value of these credits will not be realized given the Company’s current sales forecast of products scheduled to be manufactured at Tower.

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

Research and development expenses were $6.1 million or approximately 149% of net revenues for the second quarter of fiscal 2003. This compares to $2.1 million or approximately 42% of net revenues for the same quarter of fiscal 2002. The increase in absolute dollars is largely attributed to expenses recognized in the second quarter of fiscal 2003 resulting from the consolidation of two investee companies that were not previously required to be consolidated as well as expenses absorbed due to the acquisitions of PulseCore and SiPackets. Research and development expenses were $10.6 million or 127% of net revenues for the first six months of fiscal 2003 compared to $5.2 million or 30% of net revenues for the comparable period during fiscal 2002. This year-to-year increase is due to the consolidation of two investee companies not previously consolidated as well as increased expenses resulting from the acquisitions of PulseCore and SiPackets.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and, accordingly, research and development expenses may increase in absolute dollars in future periods due to an increase in research and development personnel to the extent that the Company acquires new technologies to diversify its existing product bases.

Selling, General and Administrative

Selling, general and administrative expenses include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses for the second quarter of fiscal 2003 were approximately $5.0 million or 123% of net revenues as compared to approximately $4.4 million or approximately 86% in the second quarter of fiscal 2002. The increase in selling, general and administrative expenses during the second quarter of fiscal 2003 compared to the same quarter in fiscal 2002 was primarily due to an increase in spending as a result of the acquisitions of PulseCore and SiPackets and expenses incurred with a reduction in personnel. Selling, general and administrative expenses were $9.6 million or 114% of net revenues for the first six months of fiscal 2003 as compared to $8.4 million or 49% of net revenues for the comparable period of fiscal 2002. The increase in year to year expenses as well as the increase in expenses as a percentage of revenue is primarily due to increases in operating expenses, resulting from the acquisition of PulseCore and SiPackets, and a 51% decrease in total net revenues.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as a result of commissions, which are dependent on the level of revenues.

Gain on Investments

During the first six months of fiscal 2003, the Company recorded a gain on the sale of 46.1 million shares of UMC common stock of $20.0 million, a loss on the sale of 924,000 shares of Adaptec common stock of $5.4 million, a loss on the sale of 143,000 shares of Vitesse common stock of $912,000, a loss on the sale of 68,000 shares of PMC-Sierra common stock of $274,000, a gain on the sale of all of its holdings of Broadcom common stock of $2.4 million, and a gain on the sale of all of its holdings of Magma common stock of $1.2 million. The Company recorded a net gain of $8.8 million relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse, Broadcom and Adaptec common stock of $9.0 million.

Write-down of Other Investments

In the second quarter of fiscal 2003, the Company wrote down two of its Alliance Ventures investments and four of its Solar Ventures investments and recognized pre-tax, non-operating losses of approximately $4.5 million and $2.8 million, respectively. In the same quarter of fiscal 2002, the Company wrote down one of its Alliance Ventures investments and recognized a pre-tax, non-operating loss of approximately $2.0 million. The Company wrote down eight of its Alliance Ventures investments and six of its Solar Ventures investments and recognized a pre-tax, non-operating loss of approximately $13.0 million and $5.3 million during the first six months of fiscal 2003. The Company wrote down two of its Alliance Ventures investments and recognized a pre-tax, non-operating loss of approximately $6.5 million during the first six months of fiscal 2002.

Other Income (Expense), Net

Other Income (Expense), Net represents interest income from short-term investments, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the second quarter of fiscal 2003, Other Expense, Net was approximately $2.6 million compared to Other Expense, Net of approximately $2.1 million in the second quarter of fiscal 2002. The increase in expense from the second quarter of fiscal 2002 is due to an increase of $1.6 million in foreign tax liability related to withholding taxes on a share dividend declared by UMC in August 2002 offset by a reduction in interest expense. Other Expense, Net was $3.4 million for the first six months of fiscal 2003 compared to $2.2 for the first six months of fiscal 2002. The increase in Other Expense, Net is due to the increased foreign tax liability on the UMC dividend shares offset by a decrease in interest expense and a release of accrued Taiwan security tax recorded in the first quarter of fiscal 2002.

Provision for Income Taxes

The Company’s income tax rate for the second quarter of fiscal 2003 was 32.0% and an income tax benefit of approximately $9.4 million was recorded due to a net loss. The income tax rate for the second quarter of fiscal 2002 was 39.0% and an income tax benefit of approximately $126.6 million was recorded due to a net loss. The Company’s income tax rate for the first six months of fiscal 2003 was 31.9% and an income tax benefit of $15.6 million was recorded due to a net loss. The Company’s income tax rate for the first six months of fiscal 2002 was 38.8% and an income tax benefit of approximately $132.5 million was recorded due to a net loss.

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar Ventures are accounted for under the equity method due to the Company’s ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company’s proportionate share in the net losses of the equity investees of these venture funds was approximately $3.0 million, net of tax, for the second quarter of fiscal 2003. This compares to a loss of approximately $2.5 million, net of tax, for the second quarter of fiscal 2002. The Company’s share in the net losses of equity investees was $5.4 million for the first six months of fiscal 2003 compared to a loss of $4.6 million for the first six months of fiscal 2002.

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

Factors That May Affect Future Results

     Our future results are likely to fluctuate

The Company’s quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including; general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company’s products; fluctuations in manufacturing yields, availability and cost of products from the Company’s suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company’s products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a continued downturn in the market for personal computers and other electronic products, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development in order to create more sales opportunities and increase sales levels, the Company’s results of operations will be adversely affected if such increased sales levels are not achieved.

     We are exposed to the risks associated with the slowdown in the U.S. and world-wide economy.

Among other factors, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002 and fiscal 2003. In addition, we experienced corresponding decreases in revenues and average selling prices during fiscal 2002 and the first six months of fiscal 2003 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

     Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Investment Company Act of 1940 (the “Act”) conforming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been writing diligently to resolve its status under the Act. Most recently, the Company recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. The Company has initiated discussions with the Staff regarding the possibility of seeking exemptive relief under the Act different from that applied for in 2000. No assurances can be given that the staff and the SEC would act favorably upon such a request, or that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance and that situation exists today. In the past, these industry-wide fluctuations in demand have seriously harmed our operating results and we have recently experienced declining average selling price for our products. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that a restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. When these cycles occur, they will likely seriously harm our business, financial condition, and results of operations and we may need to take further action to respond to them.

     We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

The markets for the Company’s products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products during the last two fiscal years. The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company’s ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company’s gross margin. For example, in fiscal 2002, 2001 and the first six months of 2003, the Company’s financial results, including gross margin, were materially, adversely affected by declines in average selling prices and unit sales volume. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margin.

     Our financial results could be adversely impacted if we fail to develop, introduce, and sell new products.

Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

     We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. In the first six months of fiscal 2003, and for all of fiscal 2002 and 2001, the Company recorded pre-tax charges totaling approximately $6.3, $30.4 and $53.9 million, respectively, primarily to reflect an excess and a decline in market value of certain inventory. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

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

The Company has recently completed two acquisitions and may in the future acquire additional companies. If the Company fails to integrate these businesses successfully, or properly, its quarterly and annual results may be seriously harmed. Integrating businesses is expensive, time-consuming and a great strain on the Company’s resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expenses related to technology integration and the potential unknown liabilities associated with acquired businesses.

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

As a result of an antidumping proceeding commenced in February 1997 by the Department of Commerce (DOC), the Company was required to make a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. In January 2002, the decision of the United States Court of International Trade was finalized and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first six months of fiscal 2003, the Company received approximately $457,000, including interest of approximately $57,000.

Liquidity and Capital Resources

At September 30, 2002, the Company had approximately $12.1 million in cash and cash equivalents, a decrease of approximately $11.4 million from March 31, 2002 and approximately $144.2 million in working capital, a decrease of approximately $179.6 million from $323.8 million at March 31, 2002.

Additionally, the Company had short-term investments in marketable securities whose fair value at September 30, 2002 was $207.2 million, a decrease of $259.8 million from $467.0 million at March 31, 2002.

During first six months of fiscal 2003, operating activities used cash of $16.0 million. This was primarily the result of a net loss, the impact of non-cash items and such as gains on investments, depreciation and amortization, offset in part by equity in loss of investees, write down of inventory, investments, and other assets, and a decrease in inventory.

During the first six months of fiscal 2002, operating activities used cash of $59.8 million. This was primarily the result of a net loss, the impact of non-cash items such as depreciation and amortization, a decrease in accounts payable, a decrease in deferred taxes offset by a cumulative effect of accounting change, write-down of investments, and decreases in inventory and accounts receivable.

Investing activities provided cash of $45.4 million during the first six months of fiscal 2003. This is primarily the result of a sale of marketable securities for $63.8 million, offset in part by an investment made in Tower for $11.0 million, purchases of Alliance Venture and other investments of $3.0 million, and purchase of a technology license for $3.2 million.

Net cash provided by investing activities was $25.3 million during the first six months of fiscal 2002 as the result of proceeds from the sale of marketable securities for $38.3 million and proceeds of $10.1 million from the acquisition of Platys by Adaptec, offset in part, by $11.6 million of investments by Alliance Ventures, an $11.0 million investment in Tower Semiconductor, and purchases of equipment of $517,000.

Financing activities used cash of $40.9 million in the first six months of fiscal 2003. This is the result of a repurchase of common stock of $33.7 million, repayment of short term debt of $12.6 million offset in part by the release of restricted cash of $5.7 million. Net cash provided by financing activities during the first six months of fiscal 2002 was approximately $31.1 million and was primarily due to an increase in short-term borrowings of $38.2 million offset by the repurchase of the Company’s stock of approximately $7.7 million.

On May 20, 2002, the Board of Directors approved by unanimous written consent an increase in the number of shares of the Company's Common Stock that may be repurchased by the Company from four million to nine million shares. In the first six months of fiscal 2003, the Company repurchased 4,783,500 shares of the Company's Common Stock.

At September 30, 2002, the Company has no unused line of credit.

The Company believes that its sources of liquidity such as available-for-sale marketable securities and other financing opportunities available to it will be sufficient to meet its projected working capital and other cash requirements for the foreseeable future. However, it is possible that the Company may need to raise additional funds to fund its activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity, or technologies. The Company could raise such funds by selling some of its short-term investments, selling more stock to the public or to selected investors, or by borrowing money. The Company may not be able to obtain additional funds on terms that would be favorable to its shareholders and the Company, or at all. If the Company raises additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with UMC and as is the case with Tower Semiconductor, or the usage of “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees, or guarantees of manufacturing capacity.

Contractual Obligations
Balance Sheet
(in thousands)

	Less
	than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short term Debt	$53,623	$—	$—	$—	$53,623
Capital Lease Obligations (including interest)	344	—	—	—	344
Long term Obligations (including short term portion)	1,931	67	—	—	1,998

	$55,898	$67	—	—	$55,965

Off-Balance Sheet
	Less
	than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	$2,187	$3,940	$144	$—	$6,271
Commitment to invest in Tower	22,000	—	—	—	22,000

	24,187	3,940	144	—	28,271

TOTAL	$80,085	$4,007	$144	$—	$84,236

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

Effective Transactions with Related and Certain Other Parties

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from 10.7 to version 11i; MRP design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately

$234,000 in fiscal 2002 and approximately $156,000 in the first six months of fiscal 2003. Mr. Reddy is not involved in the operations of Infobrain.

In the second quarter of fiscal 2002, the Company paid Alliance Venture Management, LLC, which is managed by certain of the Company’s officers, $218,750 in management fees. Management fees are based upon the commitment of each fund, Alliance Ventures I, II, III, IV and V. Annually, Alliance Venture Management is paid 1.0% of the total fund commitment of Alliance Ventures I, II, III and 0.5% of the total fund commitment of Alliance Ventures IV, and V. This amount is then offset by the Company’s billings to Alliance Venture Management for expenses incurred by the officers.

Alliance Venture Management receives 15%-16% of the realized gains of the venture funds.

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1.7 million. The officers’ loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. In December 2001, the officer loans were extended to December 31, 2002. As of March 31, 2002, $1.6 million was outstanding under these loans with accrued interest of $341,000. At September 30, 2002, $1.6 million was outstanding under these loans with accrued interest of $385,000.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations over the quarter ended September 30, 2002. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments for trading purposes at September 30, 2002.

Investment Risk

As of September 30, 2002 the Company’s short-term investment portfolio consisted of marketable equity securities in Chartered Semiconductor, UMC, Vitesse Semiconductor, and Adaptec, Inc. All of these securities are subject to market fluctuations.

During the last six months of fiscal 2002 and the first six months of fiscal 2003, marketable securities held by the Company have experienced declines in their market values due to the downturn in the semiconductor market and general market conditions. Management has evaluated the marketable securities for potential “other-than-temporary” declines in their value and determined that write-downs were necessary at September 30, 2002 and September 30, 2001. As a result, the Company recorded a pre-tax loss of $673,000 during the second quarter of fiscal 2003 and $288.5 million during the second quarter of fiscal 2002.

Short and long term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Vitesse Semiconductor and Adaptec, Inc. The Company may enter into other similar transactions in the future.

Foreign Currency Risk

Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

As of September 30, 2002 the Company owned approximately 311.1 million shares of UMC, a publicly traded company in Taiwan. Since these shares are not tradable in the United States, they are subject to foreign currency risk. The market value of these holdings on September 30, 2002, based on the share price in NTD and the NTD/US dollar exchange rate of NTD 35.01 per US$ is US $215.1 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition and results of operations of the Company in the future.

ITEM 4
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, subject to the improvement of our internal controls described in item 4(b) below.

(b) Changes in internal controls. In connection with their audit of the Company’s financial statements as of and for the year ended March 31, 2002, PricewaterhouseCoopers LLP (“PWC”) advised the Company that it had identified certain deficiencies in the Company’s internal control procedures that PWC considered to be a “material weakness” under standards established by the American Institute of Certified Public Accountants. PWC advised the Audit Committee in a letter dated April 26, 2002 that it identified certain deficiencies in the Company’s accounting and financial reporting infrastructure including accounting for derivative contracts, marketable securities, venture investments, restructuring of investment balances and related deferred tax accounting, and lack of timely information flow among certain management functions. These matters have been discussed by PWC with the Audit Committee of the Board of Directors of the Company. To address the weakness, the Company has provided additional resources, hired new, more experienced and qualified financial personnel, and has made certain additional operational reforms.

Part II — Other Information

ITEM 1.
Legal Proceedings

The material set forth in Note 19 of notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 4.
Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of the Company was held on September 6, 2002. The Company’s stockholders elected the Board’s nominees as directors by the votes indicated:

Nominee	Votes For	Votes Withheld

Juan A. Benitez	30,112,974	876,959
Sanford L. Kane	30,111,904	878,029
Jon B. Minnis	30,113,654	876,279
C. N. Reddy	28,305,774	2,684,159
N. Damodar Reddy	28,305,409	2,684,524

The selection of PricewaterhouseCoopers LLP as the Company’s independent auditors was ratified with 30,081,564 votes in favor, 886,446 against and 21,923 abstentions.

ITEM 5.
Other Information

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

The Company viewed its investments in Chartered, UMC, and Tower, as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals.

Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, and has applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. However, if the Company’s investments in Chartered, UMC and Tower are now viewed as investment securities, it must be conceded that an unusually large proportion of the Company’s assets could be viewed as invested in assets that would, under most circumstances, give rise to investment company status. Therefore, while the Company believes that it has meritorious arguments as to why it should not be considered an investment company and should not be subject to regulation under the Act, there can be no assurance that the SEC will agree. And even if the SEC grants some kind of exemption from investment company status to the Company, it may place significant restrictions on the amount and type of investments the Company is allowed to hold, which might force the Company to divest itself of many of its current investments. Significant potential penalties may be imposed upon a company that should be registered under the Act but is not, and the Company is proceeding expeditiously to resolve its status.

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

While the Company is working diligently to deal with these investment company issues, there can be no assurance that a manageable solution will be found. The SEC may be hesitant to grant an exemption from investment company status in the Company’s situation, and it may not be feasible for the Company to operate in its present manner as a registered investment company. As a result, the Company might be required to divest itself of assets that it considers strategically necessary for the conduct of its operations, to reorganize as two or more separate companies, or both. Such divestitures or reorganizations could have a material adverse effect upon the Company’s business and results of operations.

ITEM 6.
Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

(b)	No reports on Form 8-K were filed during quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Semiconductor Corporation

November 12, 2002	By:	/s/ N. Damodar Reddy

N. Damodar Reddy Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ronald K. Shelton

Ronald K. Shelton Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, N. Damodar Reddy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliance Semiconductor Corporation:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ N. Damodar Reddy

N. Damodar Reddy
Chairman of the Board, President, Chief
Executive Officer (Principal Executive Officer)

I, Ronald K. Shelton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliance Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registration’s offer certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

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