Form 10-Q
period 2002-12-28
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2003-02-11
CIK 913293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the quarterly period ended December 28, 2002, or

[ ]	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from to .

Commission file number: 0-22594

ALLIANCE SEMICONDUCTOR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0057842

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Exchange Act). Yes [X]  No [   ]

As of February 3, 2003, there were 35,793,459 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION
Form 10-Q
for the Quarter Ended December 28, 2002

Part I — Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,799	$23,560
Restricted cash	1,543	8,014
Short term investments	164,049	466,986
Accounts receivable, net	3,247	2,891
Inventory	2,060	19,636
Related party receivables	2,362	2,394
Other current assets	3,657	10,519

Total current assets	182,717	534,000
Property and equipment, net	7,562	8,214
Investment in United Microelectronics Corp. (excluding short term portion)	21,877	43,750
Investment in Tower Semiconductor	19,370	16,278
Alliance Ventures and other investments	46,410	72,575
Other assets	6,496	4,294
Goodwill and Intangible assets	5,914	3,459

Total assets	$290,346	$682,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$46,460	$66,173
Accounts payable	3,476	2,893
Accrued liabilities	7,231	6,178
Income taxes payable	15,540	22,087
Deferred income taxes	4,672	107,495
Current portion of long-term obligations	3,117	4,796
Current portion of long-term capital lease obligations	214	587

Total current liabilities	80,710	210,209
Long term obligations	1,482	4,742
Long term capital lease obligation	—	66
Deferred income taxes	6,474	12,827

Total liabilities	88,666	227,844

Minority interest in subsidiary companies	1,938	3,471

Stockholders’ equity:
Common stock	430	430
Additional paid-in capital	199,276	199,200
Treasury stock	(65,693)	(30,430)
Retained earnings	50,985	131,558
Accumulated other comprehensive income	14,744	150,497

Total stockholders’ equity	199,742	451,255

Total liabilities and stockholders’ equity	$290,346	$682,570

     The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues	$5,062	$6,347	$13,457	$23,526
Cost of revenues	5,810	11,042	35,886	50,849

Gross loss	(748)	(4,695)	(22,429)	(27,323)

Operating expenses:
Research and development	6,321	2,041	16,945	7,226
Selling, general and administrative	3,939	3,579	13,523	12,004

Total operating expenses	10,260	5,620	30,468	19,230

Income (loss) from operations	(11,008)	(10,315)	(52,897)	(46,553)
Gain (loss) on investments	(892)	219	14,400	(7,593)
Write-down of marketable securities and venture investments	(35,334)	(1,750)	(54,266)	(296,846)
Other income (expense), net	(927)	(1,432)	(4,357)	(3,598)

Income (loss) before income taxes, minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(48,161)	(13,278)	(97,120)	(354,590)
Provision (benefit) for income taxes	(6,151)	(4,635)	(21,751)	(137,095)

Income (loss) before minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(42,010)	(8,643)	(75,369)	(217,495)
Minority interest in consolidated subsidiaries	1,059	—	2,917	—
Equity in loss of investees	(2,679)	(2,376)	(8,121)	(7,006)

Income (loss) before cumulative effect of change in accounting principle	(43,630)	(11,019)	(80,573)	(224,501)
Cumulative effect of change in accounting principle	—	—	—	2,055

Net income (loss)	$(43,630)	$(11,019)	$(80,573)	$(222,446)

Income (loss) per share before cumulative effect of change in accounting principle
Basic	$(1.21)	$(0.27)	$(2.14)	$(5.47)

Diluted	$(1.21)	$(0.27)	$(2.14)	$(5.47)

Cumulative effect of change in accounting principle
Basic	$—	$—	$—	$0.05

Diluted	$—	$—	$—	$0.05

Net income (loss) per share
Basic	$(1.21)	$(0.27)	$(2.14)	$(5.42)

Diluted	$(1.21)	$(0.27)	$(2.14)	$(5.42)

Weighted average number of common shares
Basic	36,089	41,311	37,721	41,005

Diluted	36,089	41,311	37,721	41,005

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(80,573)	$(222,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,155	2,297
Minority interest in subsidiary companies, net of tax	(2,917)	—
Bad debt expense	27	—
Equity in loss of investees, net of tax	8,121	7,006
(Gain) loss on investments	(14,400)	8,287
Other income (expense)	1,171	(2,044)
Accrued interest	—	2,011
Write down of investments	54,266	296,846
Cumulative effect of accounting change, net of tax	—	(2,055)
Inventory write down	6,338	17,428
Write down of other assets	9,479	—
Changes in assets and liabilities:
Accounts receivable	(383)	13,668
Inventory	11,238	23,814
Related party receivables	32	49
Other assets	(3,680)	(1,921)
Accounts payable	583	(73,602)
Accrued liabilities	2,425	1,454
Deferred income tax	(14,772)	(140,092)
Income tax payable	(6,547)	2,407

Net cash used in operating activities	(26,437)	(66,893)

Cash flows from investing activities:
Purchase of property and equipment	(1,705)	(913)
Purchase of technology	(3,150)	—
Proceeds from sale of investments	97,157	63,404
Investment in Tower Semiconductor Corporation	(25,976)	(11,001)
Purchase of Alliance Venture and other investments	(8,482)	(19,293)

Net cash provided by investing activities	57,844	32,197

Cash flows from financing activities:
Net proceeds from issuance of common stock	76	1,075
Principal payments on lease obligation	(439)	(687)
Repurchase of common stock	(35,263)	(7,668)
Proceeds from (repayments of) short term borrowings	(19,713)	43,489
Restricted cash	6,171	(1,207)

Net cash provided by (used in) financing activities	(49,168)	35,002

Net increase (decrease) in cash and cash equivalents	(17,761)	306
Cash and cash equivalents at beginning of the period	23,560	6,109

Cash and cash equivalents at end of the period	$5,799	$6,415

Supplemental disclosure of cash flow information:
Cash refunded for taxes	$443	$81

Cash paid for interest	$1,508	$237

Schedule of non-cash investing and financing activities:
Property and equipment leases	$69	$—

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

For purposes of presentation, the Company has indicated the first nine months of fiscal 2003 and 2002 as ending on December 31; whereas, in fact, the Company’s fiscal quarters ended on December 28, 2002 and December 29, 2001, respectively. The financial results for the third quarter of fiscal 2003 and 2002 were reported on a 13-week quarter.

The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, and the Company makes no representations related thereto.

Note 2. Balance Sheet Components

Short term Investments

Short term investments include the following available-for-sale securities and derivatives at December 31, 2002 and March 31, 2002 (in thousands):

	December 31, 2002		March 31, 2002

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	242,221	$154,715	256,474	$385,142
Chartered Semiconductor Manufacturing Ltd.	1,232	5,038	1,642	44,181
Adaptec, Inc.	517	2,950	1,441	19,266
Vitesse Semiconductor Corporation	585	1,346	728	7,137
PMC-Sierra Corporation	—	—	68	1,110
Broadcom Corporation	—	—	75	2,693
Magma Design Automation	—	—	360	7,010
Broadcom hedge	—	—	—	447

		$164,049		$466,986

Long term Investments

At December 31, 2002 and March 31, 2002, the Company’s long term investments were as follows (in thousands):

	December 31, 2002		March 31, 2002

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	28,338	$21,877	56,671	$43,750
Tower Semiconductor Ltd.	6,067	19,370	2,856	16,278
Alliance Ventures investments		41,857		62,322
Solar Venture Partners investments		4,553		10,253

		$87,657		$132,603

Inventory

	December 31,	March 31,

	2002	2002

	(in thousands)
Inventory:
Work in process	$1,168	$10,718
Finished goods	892	8,918

	$2,060	$19,636

Other Current Assets

	December 31,	March 31,

	2002	2002

	(in thousands)
Receivable from sale of securities	$—	$7,906
Prepaids	3,657	2,613

	$3,657	$10,519

Goodwill and Intangible Assets

December 31, 2002

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(508)	$1,084
Technology license	3,150	(525)	2,625
Tradename	109	(35)	74
Patents	363	(116)	247
Goodwill	1,884	—	1,884

	$7,098	$(1,184)	$5,914

March 31, 2002

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(110)	$1,482
Tradename	109	(8)	101
Patents	363	(25)	338
Goodwill	1,538	—	1,538

	$3,602	$(143)	$3,459

Accumulated Other Comprehensive Income

December 31, 2002:

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

	(in thousands)
United Microelectronics Corporation	$22,545	$(8,486)	$14,059
Adaptec, Inc.	995	(401)	594
Vitesse Semiconductor Corporation	153	(62)	91

	$23,693	$(8,949)	$14,744

March 31, 2002:

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

		(in thousands)
United Microelectronics Corporation	$226,521	$(91,288)	$135,233
Chartered Semiconductor Manufacturing Ltd.	15,860	(5,800)	10,060
Broadcom Corporation	1,358	(548)	810
Vitesse Semiconductor Corporation	489	(197)	292
PMC-Sierra Corporation	401	(130)	271
Adaptec, Inc.	4,203	(1,694)	2,509
Magma Design Automation	2,215	(893)	1,322

	$251,047	$(100,550)	$150,497

Note 3. Purchase of Technology License

On April 20, 2002, the Company entered into an agreement to acquire a perpetual license from API Networks. In June 2002, the Company acquired a perpetual license from API Networks for $3.2 million. Alliance’s license of the HyperTransport technology from API will allow it to be the sole source for API’s current products, to develop new HyperTransport products, and to sublicense third parties to use and develop HyperTransport products. This intangible asset is expensed on a straight-line basis over a period of 36 months, beginning in the second quarter of fiscal 2003.

Note 4. Investment in United Microelectronics Corporation

At December 31, 2002, the Company owned approximately 270.6 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.8% ownership. At March 31, 2002, the Company owned approximately 313.1 million shares of UMC common stock, representing approximately 2.5% ownership. In May 2000, January 2002, and August 2002, the Company received an additional 56.6 million, 51.0 million, and 44.0 million shares of UMC by way of stock dividends. During the first nine months of fiscal 2003, the Company sold 86.6 million shares of UMC.

Of the 270.6 million shares of UMC common stock owned by Alliance at December 31, 2002, approximately 85.0 million are subject to a “lock-up” or no-trade period. Of the shares subject to a “lock-up”, approximately 28.3 million shares became eligible for sale in January 2003 and equal amounts will become available for sale in July 2003 and January 2004. The portion of the investment in UMC which is restricted from sale for more than twelve months (approximately 10% of the Company’s total holdings of UMC common stock at December 31, 2002), is accounted for under the cost method and is presented as a long-term investment. As this long-term portion becomes eligible for sale over time, the investment will be transferred to short-term investments and will be accounted for as an available-for-sale marketable security in accordance with SFAS 115. In the third quarter of fiscal 2003, the Company sold 40.5 million shares of UMC common stock for $26.5 million and recorded a pre-tax, non-operating gain of $4.4 million.

As of December 31, 2002, the Company had pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. See Note 15.

UMC’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Note 5. Investment in Chartered Semiconductor Manufacturing Ltd.

At December 31, 2002, the Company owned approximately 12.3 million ordinary shares or 1.23 million American Depository Shares (“ADSs”) of Chartered Semiconductor Manufacturing (“Chartered”). The Company does not own a material percentage of the equity of Chartered. The Company accounts for its investment in Chartered as an available-for-sale security in accordance with SFAS 115.

In the third quarter of fiscal 2003, the Company sold 4.1 million ordinary shares or 410,000 ADSs of Chartered. The Company received gross proceeds of $1.8 million and recorded a pre-tax, non-operating loss of $5.3 million. At December 31, 2002, the Company wrote down its investment in Chartered and recognized a pre-tax, non-operating loss of approximately $16.2 million.

Chartered’s ADS price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the Chartered common stock held by the Company, there can be no assurance that the Company’s investment in Chartered will maintain its value.

Note 6. Investment in Broadcom Corporation

At the beginning of the second quarter of fiscal 2003, the Company held a total of 75,000 common shares in Broadcom Corporation (“Broadcom”). In August 2001, the Company entered into a cashless collar arrangement with a brokerage firm with respect to all 75,000 shares of Broadcom common stock. The collar arrangement consisted of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. On August 5, 2002, the Company exercised its put option and sold all of its holdings in Broadcom for aggregate proceeds of $2.8 million recognizing a pre-tax, non-operating gain of $1.4 million.

Note 7. Investment in Vitesse Semiconductor Corporation

At December 31, 2002, the Company owned 585,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

In the second quarter of fiscal 2003, the Company sold 142,876 shares of Vitesse common stock. The Company received gross proceeds of $195,000 and recorded a pre-tax, non-operating loss of $912,000. At September 30, 2002, the Company wrote down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $673,000.

Vitesse’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the Vitesse ordinary shares held by the Company, there can be no assurance that the Company’s investment in Vitesse will maintain its value.

In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse common stock. The Company, at its option, may settle the contracts by either delivering shares of Vitesse common stock or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements (the “Settlement Date”). The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the Settlement Date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar on the Settlement Date, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar on the Settlement Date, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.) On January 24, 2003, the Company settled its derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, the Company settled its derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.

Note 8. Investment in PMC-Sierra Corporation

In the second quarter of fiscal 2003, the Company sold all of its holdings in PMC-Sierra and received gross proceeds of $432,000 and recorded a pre-tax, non-operating loss of $274,000.

Note 9. Investment in Adaptec, Inc.

At December 31, 2002, the Company owned 516,617 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

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

Adaptec’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the Adaptec common stock held by the Company, there can be no assurance that the Company’s investment in Adaptec will maintain its value.

Note 10. Investment in Magma Design Automation

In the first quarter of fiscal 2003, the Company sold all of its holdings in Magma Design Automation (“Magma”), a total of 360,244 common shares. The Company received gross proceeds of $6.0 million and recorded a pre-tax, non-operating gain of $1.2 million.

Note 11. Investment in Tower Semiconductor Corporation

At December 31, 2002, the Company owned 6,067,100 shares of Tower, warrants to purchase 357,747 shares of Tower, and wafer credits of approximately $13.9 million. In the first and third quarters of fiscal 2003, the Company paid $11.0 million each to Tower, in accordance with the terms of the share purchase agreement between the two companies. In exchange, the Company received 1,071,497 and 1,344,829 ordinary shares of Tower and $4.4 million each in wafer credits to be applied against future purchases. In the third quarter of fiscal 2003, the Company exercised its rights distributed to it in connection with a rights offering by Tower and purchased a total of 794,995 ordinary shares of Tower and warrants to purchase a total of 357,747 ordinary shares of Tower for total consideration of approximately $4.0 million. Each right entitled the Company to purchase one ordinary share and 0.45 of a warrant, at a subscription price of $5.00 per right. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006.

In the quarter ended December 31, 2002, the Company wrote down its investment in Tower shares recognizing a pre-tax, non-operating loss of approximately $14.1 million. In the quarter ended September 30, 2002, the Company wrote off a portion of its investment in wafer credits recognizing a pre-tax, operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits will not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower and Tower wafer credits will not decline further in value.

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

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of December 31, 2002, Alliance Ventures I, whose focus is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, whose focus is in investing in internet start-up ventures has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of December 31, 2002, Alliance Ventures III, whose focus is investing in emerging companies in the networking and communication market areas, has invested $43.9 million in 13 companies, with a total fund allocation of $100.0 million. As of December 31, 2002, Alliance Ventures IV, whose focus is investing in emerging companies in the semiconductor market areas, has invested $27.8 million in six companies, with a total fund allocation of $40.0 million. As of December 31, 2002, Alliance Ventures V, whose focus is investing in emerging companies in the networking and communication market areas, has invested $20.8 million in nine companies, with a total fund allocation of $60.0 million. In the third quarter of fiscal 2003, the Company invested $4.8 million in Alliance Ventures.

In the third quarter of fiscal 2003 and 2002, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $4.5 and $1.0 million, respectively. In the first three quarters of fiscal 2003 and 2002, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $17.5 and $7.5 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting primarily from ownership interest and/or board representation. The total equity in the net losses, net of tax, of the companies invested in by Alliance Ventures was approximately $2.4 million and $1.6 million, respectively, for the third quarter of fiscal 2003 and 2002, respectively. The total equity in the net losses of the companies invested in by Alliance Ventures was approximately $7.4 million and $6.3 million, respectively, for the nine months ended December 31, 2002 and 2001, respectively.

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

Alliance Venture Management generally directs the individual funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market conditions and other factors outside the control of the managers. It is possible that many, and maybe all of the Company’s venture investments may fail, resulting in the complete loss of some or all the money the Company has invested in these types of investments.

Note 13. Investment in Solar Venture Partners, LP

Through December 31, 2002, the Company had invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership whose focus is in investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets and design automation.

Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting primarily from ownership interest and/or board representation. In the third quarter of fiscal 2003, the Company recorded an equity in the loss of investees of approximately $245,000, net of tax, and wrote down certain Solar investments by $539,000. In the first three quarters of fiscal 2003, the Company recorded an equity in the loss of investees of approximately $685,000, net of tax, and wrote down certain Solar investments by $5.8 million.

Certain of the Company’s directors and officers are the general partners of Solar and run the day-to-day operations. Furthermore, certain of the Company’s officers and employees have also invested in Solar. Solar has made investments in some of the same companies as Alliance Ventures I, II, III, IV, and V.

Note 14. Derivative Instruments and Hedging Activities

At December 31, 2002, the Company held investments in the common stock of Vitesse and Adaptec and through the second quarter of fiscal 2003, the Company held investments in Broadcom (see Notes 6, 7, and 9 above). In order to reduce the potential volatility in fair value of these investments, the Company used cashless collars, which are combinations of option contracts, and forward sales.

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

In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements have repayment provisions that incorporate a collar arrangement with respect to 490,000 shares of Vitesse common stock. The Company, at its option, may settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid is determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. Under the Derivative Agreements, if the stock price of Vitesse exceeds the ceiling of the collar, then the settlement amount also increases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declines below the floor of the collar, then the settlement amount also decreases by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.) On January 24, 2003, the Company settled its derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, the Company settled its derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.

In August 2001, the Company entered into a cashless collar arrangement with a brokerage firm with respect to all 75,000 shares of Broadcom common stock. The collar arrangement consisted of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. On August 5, 2002, the Company exercised its put option and sold all of its holdings in Broadcom for aggregate proceeds of $2.8 million recognizing a pre-tax, non-operating gain of $1.4 million.

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

During the third quarter of fiscal 2003, the Company recorded a loss of $737,000 relating to the Vitesse hedge instrument, offset by a gain of $784,000 on the hedged Vitesse investment. The Company also recorded a loss of $449,000 relating to the Adaptec hedge instrument and a gain of $434,000 on the hedged Adaptec investment.

During the third quarter of fiscal 2002, the Company recorded a loss of $5.5 million relating to the Vitesse hedge instrument, offset by a gain of $2.5 million on the hedged Vitesse investment. The Company recognized a loss of $1.2 million for the Broadcom hedge instrument offset by a gain of $1.2 million on the hedged Broadcom investment. The Company also recorded a gain of $162,000 relating to the Adaptec hedge instrument and a loss of $405,000 on the hedged Adaptec investment.

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

Note 15. Short term borrowings

At December 31, 2002, the Company had total short term borrowings of $46.5 million. At March 31, 2002, the Company had short term borrowings totaling $66.2 million.

During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm. The loan was secured by 16.0 million ordinary shares or 1.6 million ADSs of Chartered. The loan bears interest at a rate determined by the prevailing market interest rate. At December 31, 2002 and March 31, 2002, the applicable market rate for the loan was 2.5% and 2.75%, respectively. Due to the reduction in the value of the Chartered shares, the Company paid down the outstanding balance of the loan by $2.3 million during the third quarter of fiscal 2003. The loan is now secured by 12.3 million ordinary shares or 1.23 million ADSs of Chartered. The outstanding balance on the loan at December 31, 2002 and March 31, 2002 was approximately $1.1 million and $16.2 million, respectively.

In the third quarter of fiscal 2002, the Company entered into a secured loan agreement (the “Loan Agreement”) with Chinatrust Commercial Bank, Ltd (“Chinatrust”), to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the Loan Agreement to $46.0 million. The Chinatrust loan is required to be secured by UMC stock held by the Company with an aggregate value of at least 250% of the outstanding loan balance. The loan bears interest at LIBOR plus 2.5% and matures on January 21, 2003 (the “Maturity Date”). The principal and accrued interest are payable at the Maturity Date. The Chinatrust loan required that the Company set up an interest escrow deposit account with Chinatrust, which is collateral against any accrued interest. The balance in the interest escrow account as of December 31, 2002 and March 31, 2002 was $259,000 and $1.8 million, respectively, and is shown as restricted cash on the balance sheet. The outstanding balance on the Chinatrust loan was $40.7 million and $45.7 million at December 31, 2002 and March 31, 2002, respectively. The loan requires compliance with certain restrictive covenants with which the Company was compliant as of December 31, 2002. In the third quarter of fiscal 2003, the Company pledged an additional 25 million UMC shares and paid down the outstanding balance by an additional $5.0 million to be in compliance with the covenants. At December 31, 2002, 145 million UMC shares were pledged against the loan balance.

In the fourth quarter of fiscal 2002, the Company issued a $4.8 million promissory note in connection with the acquisition of PulseCore. The note is non-interest bearing and matures on March 29, 2003. Discount on the note of $609,000 was calculated based on an imputed interest rate of 12%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $4.6 and $4.3 million at December 31, 2002 and March 31, 2002, respectively.

Note 16. Comprehensive Income

The following are the components of comprehensive income:

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income (loss)	$(43,630)	$(11,019)	$(80,573)	$(222,446)
Unrealized gain and losses on marketable securities, net of deferred taxes of ($418) and $91,602 for three and nine months ended December 31, 2002 and $53,495 and $52,075 for three and nine months ended December 31, 2001	620	80,845	(135,753)	78,741

Comprehensive income (loss)	$(43,010)	$69,826	$(216,326)	$(143,705)

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

The computations for basic and diluted EPS are presented below:

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income (loss)	$(43,630)	$(11,019)	$(80,573)	$(222,446)

Weighted average shares outstanding	36,089	41,311	37,721	41,005
Effect of dilutive employee stock options	—	—	—	—

Average shares outstanding assuming dilution	36,089	41,311	37,721	41,005

Net income (loss) per share:
Basic	$(1.21)	$(0.27)	$(2.14)	$(5.42)

Diluted	$(1.21)	$(0.27)	$(2.14)	$(5.42)

The following are not included in the above calculation, as they were considered anti-dilutive:

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Employee stock options outstanding	2,060	1,545	2,018	1,618

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

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

In November 2001, Amstrad plc (“Amstrad”) filed suit against the Company in England in the amount of approximately $1.5 million. This claim is based on allegations that a batch of 15,000 parts supplied by the Company, and which were incorporated into Amstrad products, were defective. The Company prepared and filed a detailed defense to Amstrad’s suit in February 2002. The Company reached a settlement on November 14, 2002 with Amstrad.

In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission (“ITC”) and United States Department of Commerce (“DOC”), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company’s imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan were subject to a cash deposit in the amount of 50.15% (the “Antidumping Margin”) of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the “CIT”), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC’s negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On September 21, 2001, the CAFC affirmed the ITC’s negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company’s importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first quarter of fiscal 2003, the Company received approximately $262,000, including interest of approximately $56,000; also, the cash deposit of $1.7 million at March 31, 2002 has been released and became unrestricted in April 2002. In the second quarter of fiscal 2003, the Company received approximately $195,000, including interest of approximately $1,000. No refund was received during the third quarter of fiscal 2003.

On December 3, 2002, the Company and its Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered.

Plaintiff served the complaint on the Company and its Vice President of Sales on December 9, 2002. Plaintiff has indicated that it intends to file an amended complaint in the near future and that neither the Company nor its Vice President of Sales need respond to the initial complaint. If an amended complaint is filed, the Company and its Vice President of Sales intend to defend it vigorously.

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

Note 20. Investment Company Act of 1940

Due to the Company’s investments in unconsolidated entities, it has exceeded a threshold in the Investment Company Act of 1940 (the “Act”) which could require the Company to register as an investment company. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the Staff of the SEC (the “Staff”) informed the Company that the Staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act and has recommenced informal discussions with the Staff to assess various means to achieve that goal. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

If the Company divests itself of investment securities and/or acquires additional non-investment assets so as not to be regarded as an investment company under the Act, the Company, under the most restrictive test under the Act, would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of the Company’s total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, the Company might choose to divest itself of assets that it considers strategically significant for the conduct of its operations or to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would be the additional risk that the companies acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Note 21. Related Party Transactions

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $234,000 in fiscal 2002 and approximately $256,000 in the first nine months of fiscal 2003. Mr. Reddy is not involved in the operations of Infobrain.

In the third quarter of fiscal 2003, the Company paid Alliance Venture Management, LLC, which is managed by certain of the Company’s officers, $218,750 in management fees. Management fees are based upon the commitment of each fund, Alliance Ventures I, II, III, IV and V. Annually, Alliance Venture Management is paid 1.0% of the total fund commitment of Alliance Ventures I, II, III and 0.5% of the total fund commitment of Alliance Ventures IV, and V. This amount is then offset by the Company’s billings to Alliance Venture Management for expenses incurred by the Company on the behalf of Alliance Venture Management.

Alliance Venture Management receives 15%-16% of the realized gains of the venture funds.

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1.7 million. The officers’ loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. The loans to the officers were extended by one year on December 31, 1999, December 31, 2000, and December 31, 2001, respectively. As of March 31, 2002, $1.6 million in principal amount was outstanding under these loans with accrued interest of $341,000. At December 31, 2002, $1.6 million was outstanding under these loans with accrued interest of $407,000. Subsequent to December 31, 2002, partial payment has been made with respect to each note.

Note 22. Subsequent Events

As of January 14, 2003, 28,338,468 UMC shares were no longer subject to “lock-up” provisions and became available for sale.

On December 23, 2002, the Company entered into an Agreement and Plan of Merger with Chip Engines, Inc., a privately held California corporation, pursuant to which a newly-formed, wholly-owned subsidiary of the Company merged with and into Chip Engines. Chip Engines is a fabless supplier of silicon solutions for next generation Metropolitan Area Network (MAN) platforms. The merger was consummated on January 31, 2003. As a result of the merger, Chip Engines is a wholly-owned subsidiary of Alliance. The Company believes that Chip Engines’ product lines are synergistic to those of the Alliance System Logic Solutions business unit, which develops and delivers high-bandwidth chip to chip interconnects based on HyperTransport technology for networking, storage and server applications. Pursuant to the Agreement and Plan of Merger, the Company is obligated to pay an aggregate merger consideration of up to $4,288,356 in cash to the former holders of Chip Engines stock if certain milestones are achieved.

The Company has received an extension on its secured loan with Chinatrust Commercial Bank. The loan will now mature on March 4, 2003. There are no other changes to the terms of the loan agreement.

On January 24, 2003, the Company settled its derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, the Company settled its derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.

Subsequent to December 31, 2002, partial payment has been made with respect to notes issued by the Company to two of its officers.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report, and in Item 1 (entitled “Business”) of Part I and in Item 7 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 filed with the Securities and Exchange Commission on July 15, 2002, and the subsequent Quarterly Report on Form 10-Q for the quarters ended June 29, 2002 and September 28, 2002. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

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

Inventory Valuation

Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded charges relating to inventory write-downs of $6.3 million, and $6.0 million in the first quarter of fiscal 2003 and fiscal 2002, respectively, and recorded charges of $6.3 million and $17.4 million for the first nine months of fiscal 2003 and fiscal 2002, respectively.

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

Valuation of Alliance Ventures and Solar Investments

We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically, on a quarterly basis, review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing, if any, and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. In the third quarter of fiscal 2003 and fiscal 2002, the Company recognized impairment charges of $5.1 million and $1.8 million, respectively, relating to the assessment of the financial condition of certain investments made by Alliance Ventures and Solar. During the first nine months of fiscal 2003 and fiscal 2002, the Company recorded impairment charges of $23.3 million and $8.3 million, respectively.

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

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	114.8	174.0	266.7	216.1

Gross loss	(14.8)	(74.0)	(166.7)	(116.1)

Operating expenses:
Research and development	124.9	32.2	125.9	30.7
Selling, general and administrative	77.8	56.4	100.5	51.0

Total operating expenses	202.7	88.6	226.4	81.7

Income (loss) from operations	(217.5)	(162.6)	(393.1)	(197.8)
Gain (loss) on investments	(17.6)	3.5	107.0	(32.3)
Write-down of marketable securities and venture investments	(698.0)	(27.6)	(403.3)	(1,261.8)
Other income (expense), net	(18.3)	(22.6)	(32.4)	(15.3)

Loss before income taxes, minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(951.4)	(209.3)	(721.8)	(1,507.2)
Provision (benefit) for income taxes	(121.5)	(73.0)	(161.6)	(582.7)

Loss before minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(829.9)	(136.3)	(560.2)	(924.5)
Minority interest in consolidated subsidiaries	20.9	—	21.7	—
Equity in loss of investees	(52.9)	(37.4)	(60.3)	(29.8)

Loss before cumulative effect of change in accounting principle	(861.9)	(173.7)	(598.8)	(954.3)
Cumulative effect of change in accounting principle	—	—	—	8.7

Net loss	(861.9%)	(173.7%)	(598.8%)	(945.6%)

Net Revenues

The Company’s net revenues for the third quarter of fiscal 2003 were $5.1 million, a decrease of $1.3 million or approximately 20% from the same quarter of fiscal 2002. This decrease in sales is due to a 34% decrease in memory unit sales, a 12% decrease in memory average selling prices (“ASPs”) offset by increased revenue generated from business units resulting from the Company’s PulseCore and SiPackets acquisitions. The Company’s total net revenues for the first nine months of fiscal 2003 were $13.5 million, a decrease of $10.1 million or 43% from the first nine months of fiscal 2002. This year over year decrease is primarily due to a 40% decrease in ASPs for the Company’s memory products and a general reduction in the demand for the Company’s memory products offset by increased revenue generated from business units resulting from the Company’s PulseCore and SiPackets acquisitions.

The Company’s DRAM net revenues for the third quarter of fiscal 2003 were $1.5 million, a decrease of $1.4 million or approximately 48% from the same quarter of fiscal 2002. Unit sales for the third quarter fell 39% from the same quarter of fiscal 2002. Overall ASPs for the Company’s DRAM products decreased approximately 14% from the same quarter of fiscal 2002. The Company’s DRAM net revenues for the first nine months of fiscal 2003 were $5.1 million, a decrease of $5.7 million or 53% from the first nine months of fiscal 2002. This year over year decrease is primarily due to a 23% decrease in unit sales along with a 39% decrease in ASPs.

The Company’s SRAM net revenues for the third quarter of fiscal 2003 were $2.2 million, a decrease of $1.2 million or approximately 36% from the same quarter of fiscal 2002 due primarily to a 28% decrease in unit sales along with an 11% decrease in ASPs. The Company’s SRAM net revenues for the first nine months of fiscal

2003 were $6.1 million, a decrease of $6.4 million from the first nine months of fiscal 2002. This year over year decrease is primarily due to a 17% decrease in unit sales along with a 41% decrease in ASPs.

The Company’s net revenues for non-memory products were $1.4 million for the third quarter of fiscal 2003, an increase of $1.4 million from the third quarter of fiscal 2002. The Company’s net revenues for non-memory products were $2.3 million for the first nine months of fiscal 2003, an increase of $2.3 million from the first nine months of fiscal 2002. These revenues result from sales generated by the Company’s Mixed Signal and System Logic Solutions business units. These business units were established as a result of the Company’s acquisition of PulseCore and SiPackets.

For the third quarter of fiscal 2003, one customer accounted for 10% of the Company’s net revenues. For the third quarter of fiscal 2002, one customer accounted for 22% of the Company’s net revenues and another customer accounted for 10% of the Company’s net revenues.

Net revenues from sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer for the third quarter of fiscal 2003 were $4.3 million, or approximately 86% of net revenues compared to $4.3 million, or 68% of net revenues during the third quarter of fiscal 2002. Sales to the non-PC segment of the market accounted for $10.9 million, or approximately 81% of net revenues for the first nine months of fiscal 2003 compared to $17.3 million, or 73% for the first nine months of fiscal 2002.

International net revenues for the third quarter of fiscal 2003 were approximately 65% of the Company’s net revenues compared to approximately 67% for the same quarter of fiscal 2002. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues decreased $1.0 million from the third quarter of fiscal 2002. This decrease was due to inventory reduction efforts by our customers and a fundamental slowdown in demand that started in the Company’s third quarter of fiscal 2001. The Company’s international net revenues were 68% of total net revenues for the first nine months of fiscal 2003 compared to 69% for the first nine months of fiscal 2002. International revenues decreased by $7.1 million for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, primarily due to inventory reduction efforts by our customers and a fundamental slowdown in demand.

Generally, the markets for the Company’s products are characterized by volatile supply and demand conditions, rapid technological change and product obsolescence and fierce competition. These conditions could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from the Company’s suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company’s results of operations.

Gross Loss

The Company’s gross loss for the third quarter of fiscal 2003 was $748,000 or approximately 15% of net revenues compared to a gross loss of $4.7 million or approximately 74% of net revenues for the same quarter of fiscal 2002. During the third quarter of fiscal 2003, the Company reduced its inventory reserves by approximately $3.5 million due to the sales of previously reserved memory products. The Company will continue to release reserves in subsequent quarters as it sells through previously reserved product. During the third quarter of fiscal 2002, the Company wrote-down its inventory by approximately $1.0 million due to a decrease in demand. The Company’s gross loss for the first nine months of fiscal 2003 was $22.4 million or 167% of net revenues compared to a gross loss of $27.3 million or 116% of net revenues for the same period during fiscal 2002. During the first nine months of fiscal 2003 the Company wrote down its inventory by $6.3 million. This compares to a write-down of $17.4 million taken during the first nine months of fiscal 2002. These inventory write-downs were due to a reduction in end user demand and severe downward pricing pressure for memory products. During the second quarter of fiscal 2003 the Company also wrote-off $9.5 million of prepaid wafer credits resulting from its investment in Tower. The Company has determined that the value of these credits will not be realized given the Company’s sales forecast of products scheduled to be manufactured at Tower.

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

Research and Development

Research and development expenses consist primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, and test wafers.

Research and development expenses were $6.3 million or approximately 125% of net revenues for the third quarter of fiscal 2003. This compares to $2.0 million or approximately 32% of net revenues for the same quarter of fiscal 2002. The increase in absolute dollars is attributed to expenses absorbed due to the acquisitions of PulseCore and SiPackets. Research and development expenses were $16.9 million or 126% of net revenues for the first nine months of fiscal 2003 compared to $7.2 million or 31% of net revenues for the comparable period during fiscal 2002. This year to year increase is due to the consolidation of two investee companies not previously consolidated as well as increased expenses resulting from the acquisitions of PulseCore and SiPackets.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and, accordingly, research and development expenses may increase in absolute dollars in future periods due to an increase in research and development personnel and to the extent that the Company acquires new technologies to diversify its existing product bases.

Selling, General and Administrative

Selling, general and administrative expenses include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses for the third quarter of fiscal 2003 were approximately $3.9 million or 78% of net revenues as compared to approximately $3.6 million or approximately 56% in the third quarter of fiscal 2002. The increase in selling, general and administrative expenses during the third quarter of fiscal 2003 compared to the same quarter in fiscal 2002 was primarily due to an increase in spending as a result of the acquisitions of PulseCore and SiPackets. Selling, general and administrative expenses were $13.5 million or 101% of net revenues for the first nine months of fiscal 2003 as compared to $12.0 million or 51% of net revenues for the comparable period of fiscal 2002. The increase in year to year expenses as well as the increase in expenses as a percentage of revenue is primarily due to increases in expenses resulting from the acquisition of PulseCore and SiPackets, and a 43% decrease in total net revenues.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as a result of commissions, which are dependent on the level of revenues.

Gain (Loss) on Investments

During the first nine months of fiscal 2003, the Company recorded a gain on the sale of 86.6 million shares of UMC common stock of $24.3 million, a loss on the sale of 410,000 shares of Chartered ADSs of $5.3 million, a loss on the sale of 924,000 shares of Adaptec common stock of $5.4 million, a loss on the sale of 143,000 shares of Vitesse common stock of $912,000, a loss on the sale of 68,000 shares of PMC-Sierra common stock of $274,000, a gain on the sale of all of its holdings of Broadcom common stock of $1.4 million, and a gain on the sale of all of its holdings of Magma common stock of $1.2 million. The Company recorded a net gain of $7.2 million relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse, Broadcom and Adaptec common stock of $7.8 million during the first nine months of fiscal 2003.

Write-down of Marketable Securities and Venture Investments

In the third quarter of fiscal 2003, the Company wrote down four of its Alliance Ventures investments and four of its Solar investments and recognized pre-tax, non-operating losses of approximately $4.5 million and $539,000, respectively. In the same quarter of fiscal 2002, the Company wrote down one of its Alliance Ventures investments and two of its Solar investments and recognized pre-tax, non-operating losses of approximately $1.0 million and $750,000, respectively. The Company wrote down ten of its Alliance Ventures investments and nine of its Solar investments and recognized pre-tax, non-operating losses of approximately $17.5 million and $5.8 million, respectively, during the first nine months of fiscal 2003. The Company wrote down three of its Alliance Ventures investments and two of its Solar investments and recognized a pre-tax, non-operating loss of approximately $7.5 million and $750,000, respectively, during the first nine months of fiscal 2002.

Other Income (Expense), Net

Other Income (Expense), Net represents interest income from short-term investments, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the third quarter of fiscal 2003, Other Expense, Net was approximately $927,000 compared to Other Expense, Net of approximately $1.4 million in the third quarter of fiscal 2002. The decrease in expense as compared to the third quarter of fiscal 2002 is due to a reduction in interest expense. Other Expense, Net was $4.4 million for the first nine months of fiscal 2003 compared to $3.6 million for the first nine months of fiscal 2002. The increase in Other Expense, Net is due to withholding taxes on the UMC dividend shares offset by an decrease in interest expense.

Provision (Benefit) for Income Taxes

The Company’s income tax rate for the third quarter of fiscal 2003 was 12.8% and an income tax benefit of approximately $6.2 million was recorded due to a net loss. The income tax rate for the third quarter of fiscal 2002 was 34.9% and an income tax benefit of approximately $4.6 million was recorded due to a net loss. The Company’s income tax rate for the first nine months of fiscal 2003 was 22.4% and an income tax benefit of $21.8 million was recorded due to a net loss. The Company’s income tax rate for the first nine months of fiscal 2002 was 38.7% and an income tax benefit of approximately $137.1 million was recorded due to a net loss.

The decrease in the income tax rate for the third quarter and the first nine months of fiscal 2003 is due to a full valuation allowance which was recorded against the deferred tax asset resulting from the write-down of the Tower investment. The valuation allowance was taken due to sufficient uncertainties regarding the realization of the deferred tax asset.

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to the Company’s ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company’s proportionate share in the net losses of the equity investees of these venture funds was approximately $2.7 million, net of tax, for the third quarter of fiscal 2003. This compares to a loss of approximately $2.4 million, net of tax, for the third quarter of fiscal 2002. The Company’s share in the net losses of equity investees was $8.1 million for the first nine months of fiscal 2003 compared to a loss of $7.0 million for the first nine months of fiscal 2002.

Cumulative Effect of Change in Accounting Principle-Adoption of FAS 133

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as “SFAS 133”), on April 1, 2001. In the fourth quarter of fiscal 2001, the Company entered in various option arrangements known as a cashless collar, to hedge its investment in Vitesse common stock. The Company has designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings for the first quarter of fiscal 2002.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

Factors That May Affect Future Results

     Our future results are likely to fluctuate

The Company’s quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including; general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company’s products; fluctuations in manufacturing yields, availability and cost of products from the Company’s suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company’s products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a continued downturn in the market for electronic products, or order cancellations or rescheduling. Additionally, because the Company is continuing to increase its operating expenses for personnel and new product development in order to create more sales opportunities and increase sales levels, the Company’s results of operations will be adversely affected if such increased sales levels are not achieved.

     We are exposed to the risks associated with the slowdown in the U.S. and world-wide economy.

Among other factors decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002 and fiscal 2003. In addition, we experienced corresponding decreases in revenues and average selling prices during fiscal 2002 and the nine months of fiscal 2003 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

     Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Investment Company Act of 1940 confirming its non-investment company status. In March 2002, the Staff informed the Company that the Staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act and has recommenced informal discussions with the Staff to assess various means to achieve that goal. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance and that situation exists today. In the past, these industry-wide fluctuations in demand have seriously harmed our operating results and we have recently experienced declining average selling prices for our products. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that a restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. When these cycles occur, they will likely seriously harm our business, financial condition, and results of operations and we may need to take further action to respond to them.

     We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

The markets for the Company’s products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. The Company has experienced significant deterioration in the average selling prices for its SRAM and DRAM products during the last two fiscal years. The Company is unable to predict the future prices for its products. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company’s ability to maintain or increase revenues will be highly dependent on its ability to increase unit sales volume of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect the Company’s gross margin. For example, in fiscal 2002, 2001 and the first nine months of 2003, the Company’s financial results, including gross margin, were materially, adversely affected by declines in average selling prices and unit sales volume for memory products. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if the Company were to increase unit sales volumes and sufficiently reduce its costs per unit, the Company would be able to maintain or increase revenues or gross margin.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. In the first nine months of fiscal 2003, and for all of fiscal 2002 and 2001, the Company recorded pre-tax charges totaling approximately $6.3, $30.4 and $53.9 million, respectively, primarily to reflect an excess and a decline in market value of certain inventory. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

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

The Company has recently completed two acquisitions and, as of December 31, 2002, was in the process of completing a third acquisition. The Company may continue to acquire additional companies in the future. If the Company fails to integrate these businesses successfully, or properly, its quarterly and annual results may be seriously harmed. Integrating businesses is expensive, time-consuming and a great strain on the Company’s resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expenses related to technology integration and the potential unknown liabilities associated with acquired businesses.

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

The Company, through Alliance Venture Management and Solar, invests in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. It is possible that the downturn in the success of these types of investments will continue in the future and the Company will suffer significant diminished success in these investments. There can be no assurance, and in fact it is likely, that many or maybe all of the Company’s venture type investments may fail, resulting in the complete loss of most or all the money the Company invested.

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

As a result of an antidumping proceeding commenced in February 1997 by the Department of Commerce (DOC), the Company was required to make a cash deposit equal to 50.15% of the entered value of any SRAMs manufactured (wafer fabrication) in Taiwan, in order to import such goods into the U.S. In January 2002, the decision of the United States Court of International Trade was finalized and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first nine months of fiscal 2003, the Company received approximately $457,000, including interest of approximately $57,000.

Liquidity and Capital Resources

At December 31, 2002, the Company had approximately $5.8 million in cash and cash equivalents, a decrease of approximately $17.8 million from March 31, 2002 and approximately $102.0 million in working capital, a decrease of approximately $221.8 million from $323.8 million at March 31, 2002.

Additionally, the Company had short-term investments in marketable securities whose fair value at December 31, 2002 was $164.0 million, a decrease of $303.0 million from $467.0 million at March 31, 2002.

During the first nine months of fiscal 2003, operating activities used cash of $26.4 million. This was primarily the result of a net loss, the impact of non-cash items such as income taxes, gains on investments, offset in part by equity in loss of investees, write down of inventory, investments and other assets, and a decrease in inventory.

During the first nine months of fiscal 2002, operating activities used cash of $66.9 million. This was primarily the result of a net loss, the impact of non-cash items such as income taxes and losses on investments, a decrease in accounts payable, offset by write-downs of investments, and decreases in inventory and accounts receivable.

Investing activities provided cash of $57.8 million during the first nine months of fiscal 2003. This is primarily the result of a sale of marketable securities for $97.2 million, offset in part by an investment made in Tower for $26.0 million, purchases of Alliance Venture and other investments of $8.5 million, the purchase of a technology license for $3.2 million, and equipment purchases of $1.7 million.

Net cash provided by investing activities was $32.2 million during the first nine months of fiscal 2002 as the result of proceeds from the sale of marketable securities for $53.3 million and proceeds from the acquisition of Platys by Adaptec of $10.1 million, offset in part, by $19.3 million of investments by Alliance Ventures, an $11.0 million investment in Tower, and equipment purchases of $913,000.

Financing activities used cash of $49.2 million in the first nine months of fiscal 2003. This is the result of a repurchase of common stock of $35.3 million, repayment of short term debt of $19.7 million offset in part by the release of restricted cash of $6.2 million. Net cash provided by financing activities during the first nine months of fiscal 2002 was approximately $35.0 million and was primarily due to an increase in short-term borrowings of $43.5 million offset by the repurchase of the Company’s stock of approximately $7.7 million.

On May 20, 2002, the Board of Directors approved by unanimous written consent an increase in the number of shares of the Company’s Common Stock that may be repurchased by the Company from four million to nine million shares. In the first nine months of fiscal 2003, the Company repurchased 5,115,400 shares of the Company’s Common Stock.

At December 31, 2002, the Company has no unused line of credit.

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

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with UMC and as is the case with Tower, or the usage of “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, the Company has entered into and will continue to enter into various transactions, including the licensing of its integrated circuit designs in exchange for royalties, fees, or guarantees of manufacturing capacity.

Contractual Obligations
Balance Sheet
(in thousands)

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short term Debt	$46,460	$—	$—	$—	$46,460
Capital Lease Obligations (including interest)	227	—	—	—	227
Long term Obligations (including short term portion).	3,117	1,414	68	—	4,599

	$49,804	$1,414	$68	$—	$51,286

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	$2,040	$3,557	$144	$—	$5,741
Commitment to invest in Tower	11,000	—	—	—	11,000

	13,040	3,557	144	—	16,741

TOTAL	$62,844	$4,971	$212	$—	$68,027

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

Effective Transactions with Related and Certain Other Parties

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $234,000 in fiscal 2002 and approximately $256,000 in the first nine months of fiscal 2003. Mr. Reddy is not involved in the operations of Infobrain.

In the third quarter of fiscal 2003, the Company paid Alliance Venture Management, LLC, which is managed by certain of the Company’s officers, $218,750 in management fees. Management fees are based upon the commitment of each fund, Alliance Ventures I, II, III, IV and V. Annually, Alliance Venture Management is paid 1.0% of the total fund commitment of Alliance Ventures I, II, III and 0.5% of the total fund commitment of Alliance Ventures IV, and V. This amount is then offset by the Company’s billings to Alliance Venture Management for expenses incurred by the Company on the behalf of Alliance Venture Management.

Alliance Venture Management receives 15%-16% of the realized gains of the venture funds.

On May 18, 1998, the Company provided loans to two of its officers and a director aggregating $1.7 million. The officers’ loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to a director was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to the director was paid at December 31, 1999. The loans to the officers were extended by one year on December 31, 1999, December 31, 2000, and December 31, 2001, respectively. As of March 31, 2002, $1.6 million in principal amount was outstanding under these loans with accrued interest of $341,000. At December 31, 2002, $1.6 million was outstanding under these loans with accrued interest of $407,000. Subsequent to December 31, 2002, partial payment has been made with respect to each note.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations over the nine months ended December 31, 2002. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments for trading purposes at December 31, 2002.

Investment Risk

As of December 31, 2002, the Company’s short term investment portfolio consisted of marketable equity securities in Chartered Semiconductor, UMC, Vitesse Semiconductor, and Adaptec, Inc. All of these securities are subject to market fluctuations. As of March 31, 2002, the Company’s short term investment portfolio consisted of marketable equity securities in Chartered, UMC, Vitesse, Adaptec, PMC-Sierra, Magma, and Broadcom. The Company also had a hedge instrument on the Broadcom shares that was classified as a short term investment. During the first nine months of fiscal 2003, the Company liquidated its positions in PMC-Sierra, Magma, and Broadcom and settled the Broadcom hedge instrument.

During the last six months of fiscal 2002 and the first nine months of fiscal 2003, marketable securities held by the Company have experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. Management has evaluated the marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary at December 31, 2002, September 30, 2002, and September 30, 2001. As a result, the Company recorded non-operating, pre-tax losses of $16.2 million, $673,000, and $288.5 million in the third and second quarters of fiscal 2003 and the second quarter of fiscal 2002, respectively.

The Company also has an investment in the ordinary shares of Tower that is classified as a long term investment and is recorded at cost. The Company reviews its long term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003, the Company recorded a non-operating, pre-tax loss of $14.1 million on its Tower investment. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in wafer credits recognizing a pre-tax, operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits will not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower shares and Tower wafer credits will not decline further in value.

Short and long term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Vitesse and Adaptec. The Company has not entered into any additional hedging transactions during the first nine months of fiscal 2003 but may do so in the future.

Foreign Currency Risk

Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

As of December 31, 2002, the Company owned approximately 270.6 million shares of UMC, a publicly traded company in Taiwan. Since these shares are not tradable in the United States, they are subject to foreign currency risk. The market value of these holdings on December 31, 2002, based on the share price in NTD and the NTD/US dollar exchange rate of NTD 34.76 per US$ is US $172.8 million. As of March 31, 2002, the Company owned approximately 313.1 shares of UMC with a market value of $408.2 million based on the share priced in NTD and the NTD/US dollar exchange rate of NTD 35.02 per US$. During the first nine months of fiscal 2003, the Company received 44.0 million shares of UMC as a result of a stock dividend and sold 86.6 million shares of UMC. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition and results of operations of the Company in the future.

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

(b)  Changes in internal controls. In connection with their audit of the Company’s financial statements as of and for the year ended March 31, 2002, PricewaterhouseCoopers LLP (“PWC”) advised the Company that it had identified certain deficiencies in the Company’s internal control procedures that PWC considered to be a “material weakness” under standards established by the American Institute of Certified Public Accountants. PWC advised the Audit Committee in a letter dated April 26, 2002 that it identified certain deficiencies in the Company’s accounting and financial reporting infrastructure accounting for derivative contracts, marketable securities, venture investments, restructuring of investment balances and related deferred tax accounting, and lack of timely information flow among certain management functions. These matters have been discussed by PWC with the Audit Committee of the Board of Directors of the Company. To address the weakness, the Company has provided additional resources, hired new, more experienced and qualified financial personnel, and has made certain additional operational reforms.

Part II – Other Information
ITEM 1
Legal Proceedings

The material set forth in Note 19 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 5
Other Information

The Investment Company Act of 1940

Following a special study after the stock market crash of 1929 and the ensuing Depression, Congress enacted the Investment Company Act of 1940. The Act was primarily meant to regulate mutual funds, such as the families of funds offered by the Fidelity and Vanguard organizations (to name two of many), and the smaller number of closed-end investment companies that are traded on the public stock markets. In those cases the funds in question describe themselves as being in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies that the investment companies do not control. The fundamental intent of the Act is to protect the interests of public investors from fraud and manipulation by the persons who establish and operate such investment companies, which constitute large pools of liquid assets that could be used improperly, or not be properly safeguarded, by the persons in control of them.

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

The Company viewed its investments in Chartered, UMC, and Tower, as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, and had made the above mentioned application to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. However, if the Company’s investments in Chartered, UMC and Tower are now viewed as investment securities, it must be conceded that an unusually large proportion of the Company’s assets could be viewed as invested in assets that would, under most circumstances, give rise to investment company status. Therefore, while the Company believes that it has meritorious arguments as to why it should not be considered an investment company and should not be subject to regulation under the Act, there can be no assurance that the SEC will agree. And even if the SEC were to grant some kind of exemption from investment company status to the Company, it may place significant restrictions on the amount and type of investments the Company is allowed to hold, which might force the Company to divest itself of many of its current investments. Significant potential penalties may be imposed upon a company that should be registered under the Act but is not, and the Company is proceeding expeditiously to resolve its status.

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

While the Company is working diligently to deal with these investment company issues, there can be no assurance that a manageable solution will be found. The SEC may decline to grant an exemption from investment company status in the Company’s situation, and it may not be feasible for the Company to operate in its present manner as a registered investment company. As a result, the Company might be required to divest itself of assets that it considers strategically necessary for the conduct of its operations, to reorganize as two or more separate companies, or both. Such divestitures or reorganizations could have a material adverse effect upon the Company’s business and results of operations.

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

(b)	No reports on Form 8-K were filed during quarter ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Semiconductor Corporation

February 11, 2003	By: /s/ N. Damodar Reddy

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

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