Form 10-K
period 2003-03-29
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2003-06-27
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2003,

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-22594

Alliance Semiconductor Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0057842 (I.R.S. Employer Identification Number)

2575 Augustine Drive
Santa Clara, California 95054-2914
(Address of principal executive offices)

Registrant’s telephone number, including area code is (408) 855-4900

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	Nasdaq

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Exchange Act). Yes [  ] No [X]

     The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $69,340,000 as of September 27, 2002, based upon the closing sale price computed by reference to the closing price for Common Stock as quoted by the Nasdaq National Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates of Alliance Semiconductor. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 13, 2003, there were 34,998,226 shares of Registrant’s Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 13, 2003, based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was approximately $74,600,000.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant’s fiscal year ended March 29, 2003, are incorporated by reference into Part III hereof. Item 14 of Part III is included on page 31 herein.

Exhibit Index on page 33

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

Item 1. Business

Overview

     Alliance Semiconductor Corporation is a worldwide provider of memory, mixed signal and system solutions for the networking, wireless, consumer and computing markets. Through these integrated business units, Alliance provides leading OEMs with mixed signal products for Electromagnetic Interference (“EMI”) management, high speed chip-to-chip interconnects based on HyperTransport™ technology, as well as synchronous and fast asynchronous static random access memory (“SRAM”), super low power pseudo SRAMs and dynamic random access memory (“DRAM”).

     The Company, incorporated in California on February 4, 1985 and reincorporated in Delaware on October 26, 1993, is headquartered in Santa Clara, California with major design centers in Bangalore and Hyderabad, India and international sales offices in Asia, Japan and Europe.

     The Company’s transition from being solely focused on memory products to one providing solutions for next-generation applications was a proactive response to the prolonged and severe decline in average selling prices (“ASPs”) and end user demand for our memory products during ten of the last eleven quarters. To offset the affects of declining selling prices and its impact on revenue, the Company modified its strategy to diversify its product mix to focus on additional, high growth markets with value-added products outside of high performance memory, including mixed signal and system solutions products. As part of this diversification strategy, the Company completed two acquisitions during fiscal 2003 and 2002 to accelerate the transition.

     In January 2002, the Company acquired the assets of PulseCore, Inc. (“PulseCore”), a fabless semiconductor company specializing in high speed and low power mixed signal products. The acquisition of PulseCore formed the foundation for our Mixed Signal business unit. The acquisition cost was $5.1 million and was accounted for using the purchase method in accordance with SFAS 141 and, accordingly, PulseCore’s results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Net revenues from sales of PulseCore products were $2.9 million in fiscal 2003 and were immaterial in fiscal 2002.

     In January 2003, the Company completed the acquisition of Chip Engines, Inc. (“Chip Engines”), a development stage company that designs semiconductor products for the networking, communications, cable and storage markets. Chip Engines is the most recent acquisition which supports the Company’s diversification strategy. The acquisition provides new research and development resources to its System Solutions business unit. The Company held a net investment of $4.8 million in Chip Engines prior to the acquisition in part through its ownership of Alliance Ventures and investment in Solar Venture. The acquisition was accounted for as a purchase of assets and Chip Engines’ results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

     The semiconductor industry is highly cyclical and subject to significant downturns at various times that are typically characterized by diminished product demand, production overcapacity and under capacity, and accelerated erosion of ASPs. The market for the Company’s memory devices has experienced excess supply relative to demand, which has resulted in a significant downward pressure on ASPs for the past two years.

     The ASP that the Company is able to command for its memory products is highly dependent on industry-wide production capacity and demand. In fiscal 2003, the Company experienced, as it did in previous years, rapid erosion in product pricing which is not within the control of the Company and which will continue to have an adverse material effect on the Company’s results of operations. At this time, the Company is unable to predict the future prices for its products.

     Throughout this report, the Company has indicated its fiscal years as ending on March 31, whereas the Company’s fiscal year actually ends on the Saturday nearest the end of March. The fiscal years 2003, 2002 and 2001 all contained 52 weeks.

Products

Mixed Signal

     The Company’s Mixed Signal business unit products are designed around “low EMI frequency timing technology” which are designed to utilize Spread Spectrum Modulation (SSM) techniques for EMI reduction, in conjunction with proprietary direct digital synthesis. This serves as a basis for many application specific standard products (ASSPs).

     EMI Suppression

     The EMI suppression ICs are designed to provide extensive programmability and features in the smallest, lowest cost packages available.

     To help resolve EMI compliance issues at the beginning of the design phase, the Company offers a proprietary software simulation tool, EMI-Lator™, which is correlated to its line of EMI management products. This provides greater predictability and improved time-to-market over the traditional train-and-error approach, where EMI issues are addressed at the end of the engineering cycle.

     Power Management

     High frequency switching of currents and voltages are the primary cause of electro-magnetic radiation. Because of this, naturally, Switched Mode Power Supplies (SMPS) have always been serious EMI radiators.

     The power products line of integrated circuits is an extension of the Company’s EMI suppression products that address and provide EMI solutions for Switched Mode Power Supplies.

     The Company currently produces more than 40 different mixed signal products. Sales from the Mixed Signal business unit accounted for 16% of net revenues for fiscal 2003 and less than 1% of net revenues during fiscal 2002 and 2001, respectively.

System Solutions

     Within the System Solutions business unit, the Company develops integrated circuits that are designed to provide solutions that accelerate the transmission and switching of data, video and voice in performance and bandwidth-intensive networking, storage and server markets.

     HyperTransport

     The product portfolio includes a line of high speed and high-bandwidth chip-to-chip interconnects including HyperTransport (“HT”)-to-Peripheral Component Interface (“PCI”) bridges and HT-to-HT switches. The family of interconnects can expand the possibilities for today’s system architects and designers by providing them with design options based on HT, PCI and industry standard networking and Input/Output interconnect technologies.

     The Company believes the chip-to-chip interconnect line will be a key building block in a number of different systems including storage systems and switches, imaging and graphics systems, LAN switches, servers, access and edge routers. These solutions are currently planned to include a complete “eco-system” that incorporates integrated circuit devices with software drivers, protocol stacks, reference designs, evaluation kits and an extensive set of documentation to speed customer time-to-market.

     Sales from the System Solutions business unit accounted for 9% of net revenues during fiscal 2003, and 0% of net revenues in fiscal 2002 and 2001.

Memory

     SRAM

     SRAMs are used for the storage and retrieval of data in telecommunications, data communication, networking, consumer and wireless markets, as well as others. The Company produces SRAMs for a wide variety of applications, including high-performance or high-bandwidth applications that require a “buffer” or “cache” of high-speed memory to provide data access and data routing quickly. The Company offers a wide variety of SRAM products, including high-speed synchronous SRAMs, fast asynchronous SRAMs and low power pseudo SRAMs. The Company’s SRAM products are offered in a broad range of densities, from 64 Kbit to 8 Mbit, packages, speed grades as fast as 8ns and power ranges with stand by power as low as 20uA. Currently, the Company’s most advanced SRAM products are manufactured using 0.13 micron technology. Sales of the Company’s SRAM products accounted for 41% of the Company’s net revenues in fiscal 2003. During fiscal 2002 and 2001, SRAM products contributed approximately 50% and 43%, respectively, to the Company’s net revenues.

     DRAM

     DRAMs are high density, low-cost-per-bit, random access memory components that store digital information and provide high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in computer systems. The Company’s primary DRAM products are 4-Mbit and 16-Mbit densities in various configurations. Sales of the Company’s DRAM products accounted for 34% of the Company’s net revenues in fiscal 2003. During fiscal years 2002 and 2001, DRAM products accounted for 48% and 57%, respectively, of the Company’s net revenues.

Product Development

     Timely development and introduction of new products are essential to maintaining the Company’s competitive position. The Company currently develops all of its products in-house and has 183 development personnel (65 in the United States and 118 in India) as of March 31, 2003. The Company uses a workstation-based computer-aided design environment to design and prototype new products. The Company’s design process uses network computing, high-level design methodologies, simulators, circuit synthesizers and other related tools. During fiscal 2003, 2002, and 2001, the Company spent approximately $24.5 million, $10.4 million, and $13.8 million, respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional products.

     The markets for the Company’s products are characterized by rapid technological change, evolving industry standards and product obsolescence. The Company’s future success will be highly dependent upon the timely completion and introduction of new products at competitive performance levels. The success of new product offerings, and its existing product lines, depends on a variety of factors, including product selection, successful and timely completion of product development, the Company’s ability to secure sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company’s independent foundries and the Company’s ability to offer products at competitive prices. There can be no assurance that the Company will be able to identify new product opportunities successfully, or develop and bring to market such new products in a timely and cost effective manner, or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company can secure adequate foundry capacity for the production of such products, or obtain acceptable manufacturing yields necessary to enable the Company to offer products at competitive prices. Additionally, there can be no assurance that the Company’s products will gain or maintain market acceptance. Such inabilities could materially and adversely affect the Company’s results of operations.

     The markets for the Company’s products are volatile and subject to rapid technological and price change. Any inventory of products for those markets may be subject to obsolescence and price erosion, which could materially and adversely affect the Company’s results of operations.

Customers

     The Company’s primary customers are major domestic and international manufacturers of personal computer and computer peripherals, consumer, networking, telecommunications and wireless products, including; Takebishi, Mitronics, Celestica, 3Com, Mecnet, Kanematsu, BenQ Technologies, LG Philips, Teksel, General Instruments, Solectron, Samsung, Eastele, Linpo Precision,

Sabre, Republic Electronics, SCI Systems, and Rockwell. A decline in demand in these industries or lack of success in developing new markets or new products has had and may continue to have a material adverse effect on the Company’s results of operations.

     Sales to the Company’s customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. During each of fiscal 2003, 2002 and 2001, no single customer accounted for more than 10% of the Company’s net revenues.

     Historically, the semiconductor industry in general, and the semiconductor memory business in particular, have experienced cyclical downturns in business every few years. The industry experienced such a downturn in the mid 1990’s and had recovered during the late 1990’s. Beginning in the fourth fiscal quarter of fiscal 2001, the industry and the Company experienced a significant downturn. The Company cannot predict when the current downturn will end. Even after the end of the current downturn, the Company fully expects that other downturns will occur. It is difficult to predict when such downturns will occur, and when customers will start canceling orders. There can be no assurance that the Company will be able to manage its business in a manner so as to prepare for downturns, when they occur. Additionally, even if the Company is able to prepare for downturns, any such downturns would have a significant and material negative impact on the Company’s ability to sell products and results of operations, and such a negative impact on the Company may last several years.

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

     The Company believes that customer service and technical support are important competitive factors in selling to major customers. The Company provides technical support to its customers worldwide. Distributors and manufacturers’ representatives supplement the Company’s efforts by providing additional customer service at a local level. The Company also works closely with its customers in the qualification of its products and providing the needed quality and reliability data. The Company believes that close contact with its customers not only improves the customers’ level of satisfaction but also provides important insights into future market directions.

     International revenues accounted for approximately 69%, 74%, and 63% of net revenues in fiscal 2003, 2002 and 2001, respectively. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company’s products are manufactured, assembled and tested by independent third parties primarily located in Asia and North America, and the Company has in the past, and intends in the future, to make investments in certain foundries in Asia or elsewhere, including Israel, in order to secure production capacity. Due to its international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company’s international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company’s products in foreign markets and make the Company’s products relatively more expensive than competitors’ products that are denominated in local currencies. There can be no assurance that such regulatory, geopolitical or other factors will not adversely impact the Company’s results of operations in the future or require the Company to modify its current business practices.

Manufacturing

     The Company subcontracts its manufacturing to independent foundries, which allows the Company to avoid the significant capital investment required for wafer fabrication facilities. The Company, however, has entered into agreements providing for the investment of significant sums for the formation of companies to build and operate manufacturing facilities or to obtain guaranteed capacity as described below. As a result, the Company focuses its resources on product design and development, quality assurance, marketing and sales, and customer support. The Company designs its products using proprietary circuit modules and standard fabrication processes in order to operate within the process parameters of its contract manufacturers.

     The Company’s major foundry relationships are with United Microelectronics Corporation (“UMC”) in Taiwan and Japan, Chartered Semiconductor Manufacturing Ltd. (“Chartered”) in Singapore and National Semiconductor Corporation (“National”) in the United States. In fiscal 2001, the Company entered into a foundry production agreement with Tower Semiconductor, Ltd. (“Tower”), in conjunction with an investment in a new fabrication facility being constructed by Tower in Israel. To date the Company has not used the Tower facility for production purposes. Although the Company believes it currently has adequate capacity to address market requirements, there can be no assurance that in the future the Company’s current foundry relationships, together with any additional sources, would be willing or able to satisfy all of the Company’s requirements on a timely basis. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including but not limited to equity investments in independent wafer manufacturers, in exchange for guaranteed production; the formation with others of new companies to own and operate foundries; the usage of “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company’s designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

     In addition, some of UMC’s foundries are located in the Science-Based Industrial Park in Hsin-Chu City, Taiwan. The Company currently expects these foundries to supply the substantial portion of the Company’s products in fiscal 2004. The Company has experienced disruption of the operations at its foundries, and any future disruptions for any reason, including work stoppages, an outbreak of Severe Acute Respiratory Syndrome (“SARS”), fire, earthquakes, or other natural disasters, could cause delays in shipments of the Company’s products, and could have a material adverse effect on the Company’s results of operations. In 1997, a fire caused extensive damage to one of UMC’s foundries, not used by the Company, which is located in the Hsin-Chu Science-Based Industrial Park in Taiwan. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that fires or other disasters will not have a material adverse effect on UMC in the future. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company’s foundries’ ability to supply the Company’s products, which could have a material adverse effect on the Company’s results of operations.

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

     The Company uses offshore subcontractors, which are located primarily in Taiwan and Singapore, for die assembly and testing. In the assembly process, the silicon wafers are separated into individual dies that are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company’s quality assurance program before shipment to customers. While the timeliness, yield and quality of product deliveries from the Company’s suppliers of assembly and test services have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstances that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company’s revenue, and other adverse effects on the Company’s results of operations. Most of the Company’s wafer foundries, assembly and testing facilities comply with the requirements of ISO 9000.

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

Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company’s customers may be purchasing products from both the Company and the Company’s competitors. The Company’s principal competitors include Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Integrated Silicon Solutions, Inc., PLX Technology, Samsung, Toshiba, and other U.S., Japanese, Korean, and Taiwanese manufacturers. Most of the Company’s competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. During an industry downturn such as the current downturn and such as has occurred previously, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, the Company has entered into new markets, where it faces additional competition. Markets for most of the Company’s products are characterized by intense price competition. The Company’s future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity, sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Licenses, Patents and Maskwork Protection

     The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. As of May 26, 2003, the Company holds 82 United States patents covering certain aspects of its product designs or manufacturing technology, which patents expire between 2009 and 2022. The Company also has 22 pending United States patent applications, one of which has been allowed and is expected to be issued as a patent. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company’s technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company’s technology or the circumvention of its patents by competitors could have a material adverse effect on the Company’s ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes, which are the same as or substantially, equivalent or superior to those of the Company.

     The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will receive in the future, notices alleging that the Company’s products, or the processes used to manufacture the Company’s products, infringe the intellectual property rights of third parties. The Company is in discussions with one company who has made claims that some of the Company’s products and/or processes infringe patents held by such companies. If the Company determines that the Company possibly infringes a patent and the patent appears valid, the Company will attempt to negotiate a license, if possible. The ultimate conclusion with respect to any alleged infringement must be determined by a court or administrative agency in the event of litigation, and there can be no assurance that a court or administrative agency would determine that the Company’s products do not infringe the patents in question. Patent litigation is inherently uncertain and the Company cannot predict the result of any such litigation or the level of damages that could be imposed if it were determined that certain of the Company’s products or processes infringe any of the patents in question.

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

Investments

     The Company has had and continues to hold significant investments in marketable securities and investments in shares that are classified as long-term. During fiscal 2003, certain investments in marketable securities held by the Company experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. As a result, the Company recorded “other than temporary write-downs” in these investments. During the second and third quarters of fiscal 2003, the Company recorded pre-tax, non-operating losses of $673,000 and $16.2 million, respectively, on three of its investments. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. At March 31, 2003, a portion of the Company’s investment in Tower shares was classified as long-term.

     During the first six months of fiscal 2002, marketable securities held by the Company experienced significant declines in market value. As a result, the Company recorded a pre-tax, non-operating loss of $288.5 million during the second quarter of fiscal 2002. During the last nine months of fiscal 2001, marketable securities held by the Company experienced significant declines in market value. As a result, the Company recorded a pre-tax, non-operating loss of $506.8 million during the fourth quarter of fiscal 2001.

United Microelectronics Corporation

     At March 31, 2003, the Company owned approximately 245.0 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.7% ownership. At March 31, 2002, the Company owned approximately 313.1 million shares of UMC common stock, representing approximately 2.1% ownership. In May 2000, January 2002, and August 2002, the Company received an additional 56.6 million, 51.0 million, and 44.0 million shares of UMC by way of stock dividends.

     Of the 245.0 million shares of UMC common stock owned by Alliance at March 31, 2003, approximately 56.7 million shares are subject to a “lock-up” or no-trade provision. Of the shares subject to a “lock-up”, approximately 28.3 million shares will become available for sale in each of July 2003 and January 2004. The Company accounts for its investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2003, the Company sold 112.2 million shares of UMC common stock for $87.6 million and recorded a pre-tax, non-operating gain of $24.7 million. The Company also collected a $7.9 million receivable from the sale of UMC shares during fiscal 2002. Total cash receipts during fiscal 2003 from UMC share sales were $95.5 million.

     As of March 31, 2003, the Company had pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. (See Note 2 of the consolidated financial statements included in this report).

     UMC’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Chartered Semiconductor Manufacturing Ltd

     In fiscal 2003, the Company sold all of its holdings in Chartered, a total of 16.4 million ordinary shares or 1.6 million American Depository Shares (“ADSs”). The Company received gross proceeds of $6.3 million and recorded a pre-tax, non-operating loss of $5.8 million. At December 31, 2002, the Company wrote down its investment in Chartered and recognized a pre-tax, non-operating loss of approximately $16.2 million.

Broadcom Corporation

     In August 2001, the Company had entered into a cashless collar arrangement with a brokerage firm with respect to 75,000 shares of Broadcom Corporation (“Broadcom”) common stock. The collar arrangement consisted of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. On August 5, 2002, the Company exercised its put option and sold all of its holdings in Broadcom for aggregate proceeds of $2.8 million recognizing a pre-tax, non-operating gain of $1.4 million.

Vitesse Semiconductor Corporation

     At March 31, 2003, the Company owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

     In the second quarter of fiscal 2003, the Company sold 142,876 shares of Vitesse common stock. The Company received gross proceeds of $195,000 and recorded a pre-tax, non-operating loss of $912,000. At September 30, 2002, the Company wrote down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $673,000.

     Vitesse’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the Vitesse common stock held by the Company, there can be no assurance that the Company’s investment in Vitesse will maintain its value.

     In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements had repayment provisions that incorporated a collar arrangement with respect to 490,000 shares of Vitesse common stock. The Company, at its option, could settle the contracts by either delivering shares of Vitesse common stock or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements (the “Settlement Date”). The number of Vitesse shares to be delivered or the amount of cash to be paid was determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the Settlement Date. Under the Derivative Agreements, if the stock price of Vitesse exceeded the ceiling of the collar on the Settlement Date, then the settlement amount also increased by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declined below the floor of the collar on the Settlement Date, then the settlement amount also decreased by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.) On January 24, 2003, the Company settled its derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, the Company settled its derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.

PMC-Sierra Corporation

     In the second quarter of fiscal 2003, the Company sold all of its holdings in PMC-Sierra, a total of 68,152 common shares. The Company received gross proceeds of $432,000 and recorded a pre-tax, non-operating loss of $274,000.

Adaptec, Inc.

     At March 31, 2003, the Company owned 516,617 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

     In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract has repayment provisions that incorporate a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company has to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered is determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. In June 2003, the Company settled the derivative contract it had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract.

     In the second quarter of fiscal 2003, the Company sold 924,344 shares of Adaptec common stock. The Company received gross proceeds of $4.9 million and recorded a pre-tax, non-operating loss of $5.4 million.

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

Tower Semiconductor Ltd.

     At March 31, 2003, the Company owned 6,067,100 shares of Tower of which 1,111,321 shares were classified as short-term and accounted for as an “available for sale” marketable security in accordance with SFAS 115. A total of 794,995 of these shares were acquired as part of a Tower rights offering in which the Company participated during the third quarter of fiscal 2003. These shares can be transferred at the Company’s discretion subject to certain “rights of first refusal” which are held by the other participants in the original Share Purchase Agreement relating to the Tower shares (the “Tower Share Purchase Agreement”). These rights do not preclude the Company from being able to transfer these shares at its discretion. As part of the rights offering, the Company also received warrants to purchase a total of 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006. The remaining 5,272,105 shares were purchased in accordance with the original Tower Share Purchase Agreement executed in January 2001. A total of 316,326 of these shares are classified as short-term. The original Tower Share Purchase Agreement allows for limited share transfers after the Initial Restricted Period ends in January 2004. During the period between January 2004 and January 2006 (the “Subsequent Restricted Period”), the Company may transfer no more than 6% of its shares in any quarter on a cumulative basis and no more than 48% of its shares by the end of this period. These restrictions only apply to shares acquired as part of the original Tower Share Purchase Agreement.

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

     In May 2003, the Company paid $3.6 million to Tower Semiconductor, in accordance with the terms of the share purchase agreement between the two companies. The Company received an additional 1,206,839 shares of Tower at $2.98 per share.

     N. Damodar Reddy is a director of Tower.

Alliance Venture Management, LLC

     In October 1999, the Company formed Alliance Venture Management LLC, (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

     In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California of the limited partnerships. The Company, as the sole limited partner, owns 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon investment gains from these partnerships for its managerial efforts.

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

     Each of the owners of the Series A, B, C, D and E member units (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and 172,152 total Member Units outstanding.

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance I, II, III, IV and V. In fiscal 2003, the Company incurred $875,000 of commitment fees. This amount was offset in its entirety by expenses incurred by the Company on behalf of Alliance Venture Management of $875,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003.

     After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2003, Alliance Ventures I, the focus of which is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2003, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $43.9 million in 13 companies, with a total fund allocation of $100.0 million. As of March 31, 2003, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market areas, has invested $29.7 million in seven companies, with a total fund allocation of $40.0 million. As of March 31, 2003, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $21.0 million in nine companies, with a total fund allocation of $60.0 million.

     In fiscal 2003, 2002 and 2001, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $19.0 million, $7.3 million and $2.6 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in the net losses of Alliance Ventures investee companies was approximately $9.9 million, $8.4 million and $5.7 million, net of tax, for fiscal 2003, 2002 and 2001, respectively.

     Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market conditions and other factors outside the control of the managers. The market for these types of investments has, in the past, been successful and many venture capital funds have been profitable. While the Company has been successful in certain of its past investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future, and the Company will suffer significant diminished success in these investments. It is possible that many or most, and maybe all of the Company’s venture type investments may fail, resulting in the complete loss of most or all the money the Company has invested in these types of investments.

     N.  Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 23 of the 37 total companies invested in by Alliance Venture Management’s Investment funds. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 22 to Consolidated Financial Statements.”

Solar Venture Partners, LP

     Through March 31, 2003, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. The Company has a 73% interest in Solar.

     Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2003 and 2002, the Company recorded an equity in the loss of investees of approximately $911,000 and $1.1 million, net of tax, and wrote down certain Solar investments by $5.8 million and $1.0 million, respectively.

     C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy and Jon Minnis, have also invested in Solar. Solar has invested in 14 of the 37 total companies in which Alliance Venture Management’s funds have invested. See “Part III — Item 13 — Certain Relationships and Related Transactions.”

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

     The Company viewed its investments in Chartered, UMC, and Tower, as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Because of the success over the past few years of the Company’s investments, including its strategic wafer manufacturing investments, however, at least from the time of the completion of the merger of USC and USIC into UMC in January 2000, the Company believes that it could be viewed as holding a much larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

     On the other hand, the Company also believes that the investments that it currently holds in UMC, and Tower, and previously held in Chartered, even though in companies that the Company does not control, should be regarded as strategic deployments of Company assets for the purpose of furthering the Company’s memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and prior to the past few years, its income (and losses) have been derived almost exclusively from the memory chip business. Accordingly, the Company believes that it should be regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.

     In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act and has recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

     In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), the Company would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.

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

Employees

     As of March 31, 2003, the Company had 261 full-time employees, consisting of 183 in research and development, 14 in marketing, 10 in sales, 28 in administration and 26 in operations. Of the 183 research and development employees (65 in the US and 118 in India), 77 have advanced degrees. The Company believes that the Company’s future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company’s employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

Web Site Access to Our Periodic SEC Reports

     Our primary Internet address is www.alsc.com. We make our periodic SEC Reports (Forms 10-Q and 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

Item 2. Facilities

     The Company’s executive offices and its principal marketing, sales and product development operations are located in a 56,600 square foot leased facility in Santa Clara, California under a lease which expires in June 2006. The Company has an option to extend the lease for a term of five years. The Company has a lease associated with a facility in Fremont, California resulting from its investment in SiPackets. The Company is subleasing this facility to a third party. Both the Company’s master lease and sublease to the Fremont, California facility expire June 30, 2003 and the Company does not intend to continue to lease this facility. The Company also leases office space in Hsin-Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company’s products in Taiwan. The Company leases two buildings to house its design center in Bangalore, India, and has purchased a parcel of land in an office park under development in Hyderabad, India, for product development. The Company also leases a building in Hyderabad, India to support its design center there. This leased facility was acquired as part of the Company’s acquisition of Chip Engines. Additionally, the Company leases sales offices in Natick, Massachusetts; Berkshire, United Kingdom; Taipei, Taiwan; and Tokyo, Japan. The Company believes that its facilities are suitable and adequate for its needs.

Item 3. Legal Proceedings

     In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission (“ITC”) and United States Department of Commerce (“DOC”), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company’s imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan were subject to a cash deposit in the amount of 50.15% (the “Antidumping Margin”) of the entered value of such SRAMs. The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan. In May 1998, the Company and others filed an appeal in the United States Court of International Trade (the “CIT”), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC’s negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On September 21, 2001, the CAFC affirmed the ITC’s negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company’s importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first quarter of fiscal 2003, the Company received approximately $262,000, including interest of approximately $56,000; also, the cash deposit of $1.7 million at March 31, 2002 has been released and became unrestricted in April 2002. In the second quarter of fiscal 2003, the Company received approximately $195,000, including interest of approximately $1,000. No refund was received during the third or fourth quarters of fiscal 2003. The Company believes that it will not receive any additional proceeds related to this action.

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

     On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its Vice President of Sales on December 9, 2002. Plaintiff has indicated that it intends to file an amended complaint in the near future and that neither the Company nor its Vice President of Sales need respond to the initial complaint. If an amended complaint is filed, the Company and its Vice President of Sales intend to defend it vigorously.

     On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, names as defendants certain current and former officers and directors of the Company. The Company is named as a nominal defendant. Plaintiffs generally allege that the Company’s equity investments in venture funds managed by Alliance Venture Management, LLC, and related transactions by certain current and former officers and directors of the Company, give rise to claims against the defendants for breach of fiduciary duties, abuse of control, “gross mismanagement,” waste of corporate assets, and alleged violations of Cal. Corp. Code §25402. Plaintiffs seek, purportedly on behalf of the Company, declaratory, injunctive and other equitable relief, and compensatory, statutory and punitive damages. On May 20, 2003, the defendants and the Company demurred to the complaint on the grounds that plaintiff lacked standing to bring the action because he had not made a demand on the Company’s board of directors. A hearing on the demurrers is currently scheduled for August 5, 2003. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Information concerning executive officers of the Company as of the date of this report is set forth below:

Name	Age	Position

N. Damodar Reddy	64	Chairman, President and Chief Executive Officer
C.N. Reddy	47	Executive Vice President for Investments, Director
Ronald K. Shelton	42	Vice President, Finance and Administration, and Chief Financial Officer
Ritu Shrivastava	52	Vice President/General Manager, Technology Development and Operations

     N.  Damodar Reddy is the co-founder of the Company and has served as the Company’s Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. Mr. Reddy also served as the Company’s Chief Financial Officer from June 1998 until January 1999. Under his guidance, the Company created the fabless model that many memory companies follow today. From September 1983 to February 1985, Mr. Reddy co-founded and served as President and Chief Executive Officer of

Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. In 1995, Mr. Reddy was selected as “Entrepreneur of the Year” in Northern California, an award sponsored by Inc. magazine, Ernst and Young, and Merrill Lynch. Mr. Reddy is a member of the board of directors of two publicly traded companies: eMagin Corporation and Tower Semiconductor. He holds a B.S. degree in Electrical Engineering from Osmania University, a M.S. degree in Electrical Engineering from North Dakota State University and a M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

     C.N. Reddy is the co-founder of the Company and has served as a director of the Company since its inception in February 1985. Mr. Reddy served as Secretary to the Company from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as the Company’s Vice President — Engineering. In May 1993, he was appointed Senior Vice-President — Engineering and Operations of the Company. In December 1997, he was appointed Executive Vice President and Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that, he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is named inventor of over 15 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy. Mr. Reddy serves on the Board of Directors of many privately held companies, including several companies in which Alliance Venture Management’s investment funds hold equity interests.

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

     Ritu Shrivastava, joined the Company in November 1993, and was appointed Vice President/General Manager of Technology Development and Operations in August 1995. Dr. Shrivastava was designated as an executive officer of the Company in July 1997. Dr. Shrivastava has been responsible for co-developing many generations of memory technologies and products at various foundries in Taiwan, Singapore, Japan, and U.S., which supported the Company’s leadership in successful fabless model. Prior to joining the Company, Dr. Shrivastava worked at Cypress Semiconductor Corporation for more than 10 years in various technology management positions, the last one being Director of Technology Development. Prior to Cypress, Dr. Shrivastava was with Mostek Corporation where he was responsible for one of the first CMOS in the U.S. for memory and gate-array applications. Dr. Shrivastava served on the Electrical Engineering faculty at Louisiana State University where he also received his Ph.D. Dr. Shrivastava completed his Master’s and Bachelor’s degrees in Electrical Communication Engineering from Indian Institute of Science, Bangalore, India and a Bachelor’s degree in Science from Jabalpur University, India. Dr. Shrivastava is named inventor in 19 patents related to various technologies, and is a Fellow of IEEE. He also serves on the editorial board of IEEE Transactions on Electron Devices as a CMOS editor.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is listed on the NASDAQ National Market under the symbol ALSC. The Company completed its initial public offering on December 1, 1993. The following table sets forth, for the periods indicated, the high and low closing sale prices on NASDAQ for the Company’s Common Stock.

Fiscal Year	High	Low

2002
1st Quarter	$14.55	$10.00
2nd Quarter	12.51	6.69
3rd Quarter	13.00	6.66
4th Quarter	13.15	9.80
2003
1st Quarter	$11.45	$6.52
2nd Quarter	7.19	3.67
3rd Quarter	4.82	2.85
4th Quarter	4.29	2.72

     As of June 13, 2003, there were approximately 127 holders of record of the Company’s Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, for development of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its capital stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

     The following table summarizes selected consolidated financial information for each of the last five fiscal years ended March 31 and should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data.”

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$18,522	$26,547	$208,678	$89,153	$47,783

Income (loss) from operations	(63,831)	(79,137)	(12,692)	195	(39,199)

Gain (loss) on investments, write-down of marketable securities and venture investments, and other income (expense), net	(46,055)	(297,356)	(433,848)	1,049,159	14,697

Income (loss) before cumulative effect of change in accounting principle	(106,048)	(242,771)	(272,321)	648,100	(22,043)

Net income (loss)	$(106,048)	$(240,716)	$(272,321)	$648,100	$(22,043)

Income (loss) per share before effect of change in accounting principle:
Basic income (loss) per share	$(2.85)	$(5.91)	$(6.58)	$15.49	$(0.53)
Diluted	$(2.85)	$(5.91)	$(6.58)	$15.07	$(0.53)
Net income (loss) per share:
Basic income (loss) per share	$(2.85)	$(5.86)	$(6.58)	$15.49	$(0.53)

Diluted	$(2.85)	$(5.86)	$(6.58)	$15.07	$(0.53)

Weighted average number of common shares:
Basic	37,160	41,078	41,376	41,829	41,378
Diluted	37,160	41,078	41,376	42,992	41,378

	March 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$83,707	$323,791	$319,289	$615,937	$22,102
Total assets	245,181	682,570	853,243	1,520,442	193,557
Stockholders’ equity	159,220	451,255	547,289	963,955	163,570
Long-term obligations	1,326	4,808	12,568	2,714	578

     The following table summarizes selected consolidated financial information (unaudited) for the fiscal quarters for each of the last two fiscal years ended March 31, 2003 and 2002, respectively:

	Fiscal Year 2003				Fiscal Year 2002

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd)Qtr.	1st Qtr.

	(In thousands, except per share data)
Operating Summary:
Net revenues	$5,065	$5,062	$4,096	$4,299	$3,021	$6,347	$5,111	$12,068

Gross profit (loss)	1,207	(748)	(10,965)	(10,716)	(20,096)	(4,695)	(17,517)	(5,112)

Loss from operations	(10,933)	(11,008)	(22,108)	(19,782)	(32,583)	(10,315)	(24,051)	(12,188)

Gain on investments, write-down of marketable securities and venture investments and other income (expense), net	($1,834)	(37,153)	(7,332)	264	10,678	(2,963)	(300,488)	(4,583)

Loss before cumulative effect of change in accounting principle	(25,476)	(43,630)	(21,679)	(15,263)	(18,271)	(11,019)	(200,447)	(13,034)

Net loss	$(25,476)	$(43,630)	$(21,679)	$(15,263)	$(18,271)	$(11,019)	$(200,447)	$(10,979)

Loss before cumulative effect of change in accounting principle per share:

	Fiscal Year 2003				Fiscal Year 2002

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd)Qtr.	1st Qtr.

	(In thousands, except per share data)
Basic	$(0.72)	$(1.21)	$(0.58)	$(0.38)	$(0.44)	$(0.27)	$(4.85)	$(0.31)

Diluted	$(0.72)	$(1.21)	$(0.58)	$(0.38)	$(0.44)	$(0.27)	$(4.85)	$(0.31)

Net loss per share:
Basic	$(0.72)	$(1.21)	$(0.58)	$(0.38)	$(0.44)	$(0.27)	$(4.85)	$(0.26)

Diluted	$(0.72)	$(1.21)	$(0.58)	$(0.38)	$(0.44)	$(0.27)	$(4.85)	$(0.26)

Weighted average number of common shares:
Basic	35,480	36,089	37,292	39,871	41,321	41,311	41,293	41,483

Diluted	35,480	36,089	37,292	39,871	41,321	41,311	41,293	41,483

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes, included in “Item 8-Financial Statements and Supplemental Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors Affecting Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

	Year Ended March 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues	$18,522	$26,547	$208,678
Net loss	$(106,048)	$(240,716)	$(272,321)
Net loss per share-diluted	$(2.85)	$(5.86)	$(6.58)

     The Company designs and develops high performance SRAM and DRAM memory, mixed signal and system solutions for the networking, wireless, consumer and computing markets. Through its integrated business units, Alliance provides leading OEMs with synchronous and fast asynchronous SRAMs and super low power pseudo SRAMs, high-speed chip-to-chip interconnects based on HyperTransport technology and mixed signal products for Electromagnetic Interference (EMI) management. The Company’s business strategy has been to be a supplier of these products, operating on a fabless basis by utilizing independent manufacturing facilities.

     The Company recorded net revenues of approximately $18.5 million for fiscal 2003, a decrease of 30% from fiscal 2002. Fiscal 2003 was another challenging year characterized by a fundamental slowdown in end customer demand in all the markets the Company’s products serve. More specifically, the Company’s performance in fiscal 2003 was adversely affected by severe declines in end user demand for its memory products and average selling prices of all products.

     During fiscal 2003, DRAM products accounted for approximately 34% of net revenues, SRAM products accounted for approximately 41% of net revenues, Mixed Signal products accounted for approximately 16% of net revenues and System Solutions products accounted for approximately 9% of net revenues. This compares to 48%, 50% and less than 2% (Mixed Signal and System Solutions combined) of net revenues, respectively, for fiscal 2002. During fiscal 2003, the Company evaluated all of its marketable securities for potential “other-than-temporary” declines in their fair value and recorded a write-down of $16.9 million, compared to a write-down of $288.5 million during fiscal 2002. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares.

Critical Accounting Policies

     The U.S. Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our judgments and estimates including those related to inventory valuation, marketable securities, valuation of Alliance Venture and Solar investments, and revenue recognition. The methods, estimates, and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Inventory Valuation

     Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded charges relating to inventory write-downs of $6.3 million, $30.4 million and $53.9 million in fiscal 2003, 2002 and 2001, respectively.

Marketable Securities

     Marketable securities held by the Company are generally valued at market prices with unrealized gains or losses recognized in other comprehensive income (loss) in the balance sheet. However, management evaluates its investment in marketable securities for potential “other than temporary” declines in value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process. The Company recorded pre-tax, non-operating write-downs of $673,000 and $16.2 million during the second and third quarters of fiscal 2003, respectively. The Company also recorded pre-tax, non-operating write-downs of $288.5 million and $506.8 million in fiscal 2002 and 2001, respectively.

Valuation of Alliance and Solar Venture Investments

     We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. As a result of management’s analysis of these venture investments, the Company recorded pre-tax, non-operating impairment charges of $19.0 million and $5.8 million related to Alliance Ventures and Solar Venture Partners, respectively, during fiscal 2003. The Company also recorded impairment charges of $7.3 million and $2.6 million related to Alliance Ventures investments during fiscal 2002 and 2001, respectively, and $1.0 million related to Solar Venture Partners investments during fiscal 2002.

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

Results of Operations

     The percentage of net revenues represented by certain line items in the Company’s consolidated statements of operations for the years indicated, is set forth in the table below.

	Percentage of Net Revenues for Year Ended March 31,

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	214.6	278.6	90.1

Gross profit (loss)	(114.6)	(178.6)	9.9
Operating expenses:

	Percentage of Net Revenues for Year Ended March 31,

	2003	2002	2001

Research and development	123.8	39.3	6.6
Selling, general and administrative	97.5	76.8	9.4
Write-off of in-process research and development	8.7	3.4	—

Loss from operations	(344.6)	(298.1)	(6.1)
Gain on investments	76.4	18.0	36.3
Write-down of marketable securities and venture investments	(301.2)	(1,118.2)	(244.1)
Other income (expense), net	(23.8)	(19.9)	(0.1)

Loss before income taxes, minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(593.2)	(1,418.2)	(214.0)
Benefit for income taxes	(61.0)	(537.5)	(86.2)

Loss before minority interest in consolidated subsidiaries, equity in loss of investees and cumulative effect of change in accounting principle	(532.2)	(880.7)	(127.8)
Minority interest in consolidated subsidiaries	17.9	2.0	—
Equity in loss of investees	(58.2)	(35.8)	(2.7)
Cumulative effect of change in accounting principle	—	7.7	—

Net loss	(572.5)%	(906.8)%	(130.5)%

Net Revenues

	Year Ended March 31,			Percentage Change

	2003	2002	2001	2003 to 2002	2002 to 2001

SRAM	$7,600	$13,356	$90,549	(43.1)%	(85.2)%
DRAM	6,334	12,786	117,938	(50.5)%	(89.2)%
Mixed Signal	2,948	160	—	1,742.5%	—
System Solutions	1,640	—	—	—	—
Other	—	245	191	(100.0)%	28.3%

Net Revenues	$18,522	$26,547	$208,678	(30.2)%	(87.3)%

     In fiscal 2003, the Company’s net revenues fell by $8.0 million or 30% to $18.5 million from $26.5 million in fiscal 2002. This decrease was due to a $12.2 million decrease in revenue from memory products offset by a $4.4 million increase in revenue from the Company’s mixed signal and system solutions products. Revenues generated by the Company’s Mixed Signal business unit resulted from the acquisition of PulseCore during fiscal 2002. Revenues generated by the Company’s System Solutions business unit resulted primarily from products incorporating technology from an API license purchased during fiscal 2003. The decrease in memory revenue resulted from a decrease in unit sales of 25% combined with a decrease in average selling prices ASPs of 29%. We believe these decreases were due to the continued overall slowdown in the semiconductor industry. The Company’s net revenues in fiscal 2002 fell by $182.1 million or 87% to $26.5 million from $208.7 million in fiscal 2001 due to a 70% decrease in unit volume combined with a 35% decrease in ASPs. This decrease was primarily due to a reduction in memory product revenue. During fiscal 2001, total net revenues increased to $208.7 million from $89.2 million in fiscal 2000. This increase resulted from a 76% increase in unit sales combined with a 33% increase in blended ASPs across both the SRAM and DRAM product lines.

     The Company’s DRAM net revenues for fiscal 2003 were $6.3 million or approximately 34% of total net revenues compared to $12.8 million or approximately 48% of total net revenues in fiscal 2002. This represents a decrease of $6.5 million or 51% from fiscal 2002 and resulted from a 27% decrease in unit sales combined with a 32.2% decrease in ASPs. DRAM net revenues for fiscal 2001 were $117.9 million or approximately 57% of total net revenues. In fiscal 2002, DRAM net revenues decreased $105.2 million from fiscal 2001 due to a 70.6% decrease in unit sales combined with a 63% decrease in ASPs.

     The Company’s SRAM net revenues for fiscal 2003 were $7.6 million or approximately 41% of total net revenues compared to $13.4 million or approximately 50% of total net revenues in fiscal 2002. This represents a decrease of $5.8 million or 43% from fiscal 2002 and resulted from a 23% decrease in unit sales combined with a 26% decrease in ASPs. SRAM net revenues for fiscal 2001 were $90.5 million or approximately 43% of total net revenues. In fiscal 2002, SRAM revenue decreased $77.2 million from fiscal 2001 due to a 71% decrease in unit sales combined with a 46% decrease in ASPs.

     The Company’s Mixed Signal net revenues for fiscal 2003 were $2.9 million or approximately 16% of total net revenues compared to $160,000 or less than 1% of total net revenues in fiscal 2002. This represents an increase of approximately $2.8 million from fiscal 2002 and resulted primarily from an increase in unit sales of 6.2 million. Revenue generated by this business unit resulted from the acquired business of PulseCore in fiscal 2002. The Company’s System Solutions net revenues for fiscal 2003 were $1.6 million or approximately 9% of total net revenues. There was no revenue generated from this business in fiscal 2002.

     The Company continues to focus its efforts in selling to the non-PC market. Sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer in fiscal 2003 accounted for approximately 83% of the Company’s net revenues compared to approximately 72% during fiscal 2002 and 73% in fiscal 2001. The trend away from the PC market is due to the Company’s customer and market diversification efforts as well as continued weakness in the PC markets.

     International net revenues in fiscal 2003 were $12.7 million or approximately 69% of net revenues. This was a decrease of approximately 35% from fiscal 2002. International net revenues in fiscal 2002 were $19.6 million which represented an 85% decrease compared to fiscal 2001. International net revenues are derived mainly from customers in Asia and Europe. Net revenues to Asia accounted for approximately 43% and Europe accounted for 23% of net revenues for the Company for fiscal year 2003.

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

Cost of Revenues

     Cost of revenues were $39.7 million, $74.0 million and $187.9 million for fiscal 2003, 2002, and 2001, respectively. Cost of revenues as a percentage of revenue were 215%, 279% and 90% for fiscal 2003, 2002, and 2001, respectively. The gross loss was caused by additional inventory write-downs, decreases in unit shipments, decreases in unit ASPs, and the write-down of certain prepaid wafer credits from Tower Semiconductor. The inventory write-downs in fiscal 2003, 2002, and 2001 are the result of reduced unit shipments, reduced forecasted unit demand, and reductions in actual and forecasted ASPs, all of which are primarily related to the Company’s memory business and products.

     During fiscal 2003, the Company took pre-tax charges of $6.3 million, or 34% of net revenues, for inventory write-downs due to a significant decrease in unit sales and ASPs for its memory products. This compares with $30.4 million, or 114% of net revenues, in fiscal 2002 and $53.9 million, or 26% of net revenues, for fiscal 2001. During fiscal 2003, the Company released reserves of $35.7 million as a result of selling previously reserved product and the scrapping of $20.9 million of product during the fourth quarter of fiscal 2003. During the second quarter of fiscal 2003, the Company wrote off $9.5 million of prepaid wafer credits resulting from its investment in Tower Semiconductor. The Company had determined that the value of these credits will not be realized given the Company’s sales forecast of products to be manufactured at Tower.

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

Research and Development

	Years Ended March 31,			Percentage Change

	2003	2002	2001	2002 to 2003	2001 to 2002

Net revenues	$18,522	$26,547	$208,678	(30.2)%	(87.3)%

Research and development	$22,933	$10,435	$13,766	119.8%	(24.2)%

R&D as a percentage of net revenues	123.8%	39.3%	6.6%	215.0%	495.9%

     Research and development (“R&D”) expenses consist primarily of salaries and benefits for engineering design personnel, facilities costs, equipment and software depreciation, amortization and maintenance costs, masks, prototype wafers and finished goods, tooling, consulting, and license fees.

     Research and development expenses were $22.9 million or 124% of net revenues for fiscal 2003 as compared to $10.4 million or 39% of net revenues for fiscal 2002 and $13.8 million or 7% of net revenues for fiscal 2001. The increase in spending during fiscal 2003 compared to fiscal 2002 was due primarily to increased headcount resulting from the acquisitions of PulseCore, SiPackets, and Chip Engines, increased depreciation as the result of additional CAD software investments, the amortization of technology licenses, and the impact of the consolidation of investee companies. The increase in R&D expenses as a percentage of net revenues from fiscal 2002 to 2003 is due to the aforementioned spending increases combined with a 30% decrease in net revenues. The decrease in spending from fiscal 2002 to 2001 was due to decreased compensation expenses associated with temporary pay reductions, lower mask and tooling charges, and a reduction in depreciation expense.

     The Company believes that investments in research and development are necessary to remain competitive in the marketplace. Research and development expenses may increase in absolute dollars in future periods due to additional personnel the Company may acquire as it attempts to diversify its product portfolio through the acquisition of new companies and/or technologies.

Selling, General and Administrative

	Year Ended March 31,			Percentage Change

	2003	2002	2001	2002 to 2003	2001 to 2002

Net revenues	$18,522	$26,547	$208,678	(30.2)%	(87.3)%

Selling, general and administration	$18,066	$20,377	$19,691	(11.3)%	(3.5)%

SG&A as a percentage of net revenues	97.5%	76.8%	9.4%	27.0%	713.5%

     Selling, general and administrative (“SG&A”) expenses include salaries and benefits for sales, support, marketing, administrative, and executive personnel, insurance, audit and tax preparation costs, legal fees, facilities costs, maintenance, equipment and software depreciation and amortization, commissions, outside marketing costs, and travel.

     SG&A expenses in fiscal 2003 were $18.1 million or 98% of net revenues compared with $20.4 million or 77% of net revenues in fiscal 2002. The decrease from fiscal 2002 to 2003 was due to lower legal and tax consulting fees as well as lower commissions resulting from a 30% decrease in net revenues. The increase in SG&A expenses from fiscal 2001 to 2002 was due to increased legal fees associated with the Investment Company Act of 1940 and higher tax consulting fees offset by lower commission expense as a result of an 87% decrease in net revenues. The increase in SG&A expenses as a percentage of net revenues from fiscal 2002 to 2003 was due to a 30% decrease in net revenues.

     Selling, general and administrative expenses may increase in absolute dollars and may fluctuate as a percentage of net revenues in the future due to changes in commission expense, which moves up or down depending on the level of net revenues, D&O insurance premiums, and administrative costs related to complying with the requirements of Sarbanes-Oxley legislation.

Gain on Investments

     During fiscal 2003, the Company recorded a gain on the sale of 112.2 million shares of UMC common stock of $24.7 million, a loss on the sale of 1.6 million shares of Chartered ADSs of $5.8 million, a loss on the sale of 924,000 shares of Adaptec common stock of $5.4 million, a loss on the sale of 143,000 shares of Vitesse common stock of $912,000, a loss on the sale of 68,000 shares of PMC-Sierra common stock of $274,000, a gain on the sale of 75,000 shares of Broadcom common stock of $1.4 million, and a gain on the sale of 360,244 shares of Magma common stock of $1.2 million. The Company recorded a net gain of $6.9 million on its derivative contracts, offset by the change in value of the hedged shares of Vitesse, Broadcom and Adaptec common stock of $7.7 million during fiscal 2003. All of these gains and losses were pre-tax, non-operating gains and losses.

     In fiscal 2002, the Company recognized a pre-tax gain of $28.1 million on its investment in Platys Communications when it was sold to Adaptec. The Company sold 77.8 million shares of UMC and recorded a pre-tax loss on this sale of $20.8 million. The Company also sold 125,000 shares of Common Stock of Broadcom and recorded a pre-tax gain of $1.6 million as well as 100,000 shares of Common Stock of Adaptec and recorded a pre-tax gain of $403,000. In fiscal 2002, the Company recorded a pre-tax loss on hedged marketable securities of $8.7 million, offset by a pre-tax gain of $3.4 million on hedging instruments.

     Gain on investments during fiscal 2001 was largely attributed to the sale of Chartered and Broadcom securities. The Company sold 500,000 shares of Chartered and recorded a pre-tax gain of $33.5 million and sold 287,522 shares of Broadcom Common Stock and recorded a pre-tax gain $31.3 million. Furthermore, in June 2000 Malleable Technologies, Inc. completed its merger with PMC-Sierra, resulting in the Company’s exchanging its ownership interest in Malleable for 68,000 shares of PMC-Sierra Common Stock. Upon completion of the transaction, the Company recorded a pre-tax gain of $11.0 million.

Write-Down of Marketable Securities and Venture Investments

     The Company has had and continues to hold significant investments in marketable securities part of which are classified as non-current due to certain restrictions on its ability to dispose of these shares within the next twelve months. During fiscal 2003, certain investments in marketable securities held by the Company experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. As a result, the Company recorded “other than temporary write-downs” in these investments. During the second and third quarters of fiscal 2003, the Company recorded pre-tax, non-operating losses of $673,000 and $16.2 million on three of its investments. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. At March 31, 2003, a portion of the Company’s investment in Tower shares was classified as long-term.

     During the first six months of fiscal 2002, marketable securities held by the Company experienced significant declines in market value. As a result, the Company recorded a pre-tax, non-operating loss of $288.5 million during the second quarter of fiscal 2002. During the last nine months of fiscal 2001, marketable securities held by the Company experienced significant declines in market value. As a result, the Company recorded a pre-tax, non-operating loss of $506.8 million during the fourth quarter of fiscal 2001.

     The Company wrote down several of its Alliance and Solar Ventures investments recognizing pre-tax, non-operating losses of approximately $24.8 million, $8.3 million and $2.6 million for fiscal 2003, 2002 and 2001, respectively.

Other Income (Expense), Net

     Other Income (Expense), Net represents interest income from short-term investments, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In fiscal 2003, Other Expense, Net was approximately $4.4 million compared to Other Expense, Net of approximately $5.3 million in fiscal 2002. The decrease in expense as compared to fiscal 2002 is due to a reduction in interest expense.

Benefit for Income Taxes

     The Company’s effective tax rate for fiscal 2003, 2002, and 2001, was 10.3%, 37.9%, and 40.3%, respectively.

     During fiscal 2003, 2002 and 2001, the Company recorded a benefit for income taxes of approximately $11.3 million, $142.7 million, and $180.0 million, respectively, primarily as a result of the write-down of marketable securities and other investments of $55.8, $296.8 and $509.4 million, respectively.

Equity in Loss of Investees

     Several of the Alliance Ventures and Solar Venture Partners investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $10.8 million, $9.5 million, and $5.7 million, all net of tax, for fiscal 2003, 2002, and 2001, respectively.

Factors That May Affect Future Results

     In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

We are affected by a general pattern of product price decline and fluctuations, which has harmed, and may continue to harm, our business.

     The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. During eleven of the past twelve quarters, our business has been characterized by a fundamental slowdown in end-customer demand in all the markets our products serve. More specifically, our performance has been adversely affected by severe declines in end user demand for our memory products and average selling prices of all of our products. Our net revenues decreased in fiscal 2003 by 30% compared to fiscal 2002, and decreased in fiscal 2002 by 87% compared to fiscal 2001. Historically, average selling prices for semiconductor products have declined and we expect that average selling prices will decline in the future. Declining average selling prices will also adversely affect the Company’s gross margin. Accordingly, our ability to maintain or increase revenues will be highly dependent on our ability to increase unit sales volume and reduce the per unit cost of our existing products and to successfully develop, introduce and sell new products. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenues or gross margin.

Our financial results could be adversely impacted if we fail to successfully develop, introduce, and sell new product and we have had limited success in doing so.

     Like many semiconductor companies which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. During eleven of the past twelve quarters, our business has been characterized by a fundamental slowdown in end customer demand in all the markets our products serve. More specifically, the Company’s performance in both fiscal 2003 and fiscal 2002 was adversely affected by severe declines in end user demand for SRAM and DRAM memory products, which have traditionally represented the core of our business, and severe declines in average selling prices of all products. Although the Company has recently developed and sold mixed signal and systems solutions to supplement the Company’s traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

A significant portion of our assets consists of securities that we have a limited ability to sell and which have experienced significant declines in value.

     We have held, and continue to hold, significant investments in securities that we have limited ability to dispose of. Our investment in UMC represents our largest single asset. Of the 245.0 million shares of UMC common stock owned by us at March 31, 2003, approximately 56.7 million shares are subject to a “lock-up” or no-trade provision, and we have pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. In addition, contractual restrictions limit our ability to transfer the significant majority our investment in Tower Semiconductor Ltd. Further, through Alliance Venture Management’s investment funds and Solar Ventures we invest in start-up companies that are not traded on public markets. During the past several years, the investments in securities held by us experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. For example, during the second and third quarters of fiscal 2003, we recorded pre-tax, non-operating losses of $673,000 and $16.2 million on three of our investments. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. At March 31, 2003, a portion of the Company’s investment in Tower shares was classified as long-term. In addition, during the fist six months of fiscal 2002, marketable securities held by us experienced significant declines in market value, and the Company recorded a pre-tax, non-operating loss of $288.5 million during the second quarter of fiscal 2002. During the last nine months of fiscal 2001, marketable securities held by us also experienced significant declines in market value and we recorded a pre-tax, non-operating loss of $506.8 million during the fourth quarter of fiscal 2001. In addition, we wrote down several of our Alliance Venture Management and Solar Ventures investments recognizing pre-tax, non-operating losses of approximately $24.8 million, $8.3 million and $2.6 million for fiscal 2003, 2002 and 2001, respectively. There can be no assurances that the Company’s investment in these securities will not decline further in value. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Investment Risk.”

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

     Among other factors, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002 and fiscal 2003. In addition, we experienced corresponding decreases in revenues and average selling prices across all product lines during fiscal 2002 and fiscal 2003 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

     In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act and has recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

     In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), the Company would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. Either registering as a closed-end investment company under the Act, or divesting itself of sufficient investment securities and/or acquiring sufficient non-investment assets so as not to be regarded as an investment company under the Act, could result in a material adverse effect on the Company’s results of operations and financial condition. See “Item 1 — Business — The Investment Company Act of 1940”.

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

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. In fiscal 2003, 2002 and 2001, the Company recorded pre-tax charges totaling approximately $6.3 million, $30.4 million, and $53.9 million, respectively, primarily to reflect an excess and a decline in market value of certain inventory. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

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

     In the past, the Company has acquired other companies such as PulseCore and Chip Engines and we may continue to acquire additional companies in the future. If the Company fails to integrate these businesses successfully, or properly, its quarterly and annual results may be seriously harmed. Integrating businesses is expensive, time-consuming and a great strain on the Company’s resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expenses related to technology integration and the potential unknown liabilities associated with acquired businesses.

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

Our operations could be severely harmed by natural disasters or other disruptions to the foundries at which it subcontracts manufacturing.

     The Company’s corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. In addition, the Company subcontracts its manufacturing to independent foundries. The Company has in the past experience disruption of the operations at its foundries, and any future disruptions for any reason, including work stoppages, an outbreak of Severe Acute Respiratory Syndrome (“SARS”), fire, earthquakes, or other natural disasters could have a material adverse affect on the Company’s results of operations. One of the Company’s major foundry relationships is with UMC in the Hsin-Chu Science-Based Industrial Park in Taiwan. In 1997, a fire caused extensive damage to one of UMC’s foundries, not used by the Company, in the Hsin-Chu Science-Based Industrial Park. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company’s results of operations. If a major earthquake or other natural disaster occurs, we may require significant amounts of time and money to resume operations and we could suffer damages that could seriously harm our business and results of operation.

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

     The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company’s products, or the processes used to manufacture the Company’s products, infringe the intellectual property rights of third parties. The Company is currently defending such a claim and remains subject to the risk that it may become party to litigation involving similar claims in the future. In the event of litigation to determine the validity of any third-party claims such as the current patent litigation, or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. In addition, depending upon the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages. In the event of a successful claim against the Company and the Company’s failure to develop or license a substitute technology, the Company’s results of operations could be materially adversely affected.

We may have limited ability to raise additional funds to finance strategic acquisitions and other general corporate needs.

     In order to finance strategic acquisitions and other general corporate needs, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. However, if our operating performance falls below expectations, we may need additional funds.

Liquidity and Capital Resources

     At March 31, 2003, the Company had approximately $7.4 million in cash and cash equivalents, a decrease of $16.2 million from March 31, 2002; and approximately $83.7 million in net working capital, a decrease of approximately $240.1 million from approximately $323.8 million at March 31, 2002.

     The Company had short-term investments in marketable securities whose fair value at March 31, 2003 was $148.7 million. A portion of these short-term investments are used as collateral against the Company’s short-term borrowings. The Company has pledged 145 million shares of its UMC holdings as collateral against a $45.0 million bank credit facility of which $38.6 million was outstanding at March 31, 2003.

     During fiscal 2003, operating activities used $33.7 million. This resulted from a net loss offset by the impact of non-cash items such as depreciation, amortization, losses from the write-down of marketable securities and venture investments, the equity in losses from investees, and inventory and prepaid wafer credits write-downs. During fiscal 2002, operating activities used $69.3 million. This resulted from a net loss, the impact of non-cash items such as depreciation, amortization, and the write-down of marketable securities and venture investments, and reductions in inventory offset by a reduction in accounts payable and deferred taxes. During fiscal 2001, operating activities used $57.4 million. This resulted from a net loss, the impact of non-cash items such as depreciation, amortization and the write-down of investments, an increase in inventory, and a decrease in deferred taxes. These items were offset by an increase in accounts payable.

     During fiscal 2003, investing activities provided $71.6 million. This resulted from proceeds of marketable security sales of $116.1 million offset by additional investments in Tower of $26.0 million, additional venture investments of $11.7 million, and capital equipment and license expenditures of $7.3 million. During fiscal 2002, investing activities provided $55.3 million. This resulted from proceeds of marketable security sales of $89.4 million offset by additional investments in Tower of $11.0 million and additional venture investments of $21.5 million. During fiscal 2001, investing activities used $16.9 million. This resulted from proceeds of marketable security sales of $84.5 million offset by investments in Tower of $31.0 million and investments in venture companies of $66.0 million, and capital expenditures of $4.4 million.

     During fiscal 2003, financing activities used $54.1 million. This resulted from $38.1 million of stock repurchases and $22.6 million of short-term debt repayment offset by a $6.4 million reduction in restricted cash. During fiscal 2002, financing activities provided $31.5 million. This resulted from a net increase in short-term borrowings of $39.7 million offset by stock repurchases of $7.7 million. During fiscal 2001, financing activities provided $45.6 million. This resulted from proceeds of short and long-term borrowings of $53.3 million and proceeds from common stock of $2.4 million offset by stock repurchases of $10.3 million.

     At March 31, 2003, the Company had total short-term borrowings of $43.6 million.

     During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm. The loan was secured by 1.6 million shares of Chartered common stock. At March 31, 2002, the outstanding balance of the loan was $16.2 million. During fiscal 2003, the Company sold all of its Chartered shares and repaid the entire outstanding balance of the loan.

     During the first quarter of fiscal 2002, the Company entered into a secured loan agreement with Citibank, N.A. to borrow up to $60.0 million. On November 16, 2001, the Company paid off its loan in full with Citibank for an aggregate sum of $17.3 million, and the loan was terminated.

     During the second quarter of fiscal 2002, the Company converted an account payable of $14.4 million to UMC and a subsidiary of UMC, to a secured loan that matured in August 2002. The loan accrued interest at a rate of 7.5%, and was collateralized by 16.7 million shares of UMC. The Company paid off all outstanding principal and interest on February 6, 2002, for an aggregate sum of $16.4 million.

     In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd (“Chinatrust”) to borrow up to $30 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. At that time, the loan was secured by UMC stock held by the Company with the aggregate value at least 250% of the outstanding loan balance. At that time, the loan earned interest at LIBOR plus 2.5% and matured on January 21, 2003. Prior to the original maturation date, the Company and Chinatrust agreed to extend the loan until March 4, 2003. At that time, both the Company and Chinatrust agreed to extend the loan until March 2, 2004 (the “Maturity Date”) and reduced the principal amount the Company may borrow to $45.0 million. The principal is due on the Maturity Date and interest is payable every three months for the term of the loan. In the revised loan agreement, the provision for funds to be held in escrow as collateral for accrued interest was eliminated. The loan continues to be secured by shares of UMC common stock held by the Company with a minimum aggregate value of 230% of the outstanding loan balance. The loan now accrues interest at LIBOR plus 2.0%. As of March 31, 2003, the Company had an outstanding loan balance of $38.6 million, had pledged 145 million shares of UMC against the loan balance, and had no funds held in escrow that were classified as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance as of March 31, 2003. The outstanding loan balance was $45.7 million as of March 31, 2002.

     In the fourth quarter of fiscal 2002, the Company issued a $4.8 million promissory note in connection with the acquisition of PulseCore. The note was non-interest bearing and matured on March 29, 2003. Discount on the note of $609,000 was calculated based on an imputed interest rate of 12%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $4.8 million and $4.3 million at March 31, 2003 and 2002, respectively. On April 11, 2003, the Company paid $4.8 million to settle the promissory note.

     On May 20, 2002, the Board of Directors approved, by unanimous written consent, an increase in the number of shares of the Company’s Common Stock that may be repurchased by the Company from four million to nine million shares. During fiscal 2003, the Company repurchased 6,034,600 of its own shares for $38.1 million. Through March 31, 2003, the Company has repurchased 8,155,007 of its own shares for $68.5 million.

     Management believes these sources of liquidity and financing will be sufficient to meet the Company’s projected working capital and other cash requirements for the foreseeable future. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. We could raise such funds by selling some of our short-term investments, selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. If we raise additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.

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

     The following table summarizes our contractual obligations at March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
Balance Sheet
(in thousands)

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short-term Debt	$43,560	$—	$—	$—	$43,560
Capital Lease Obligations (including interest)	317	49	—	—	366
Long-term Obligations	2,213	1,244	34	—	3,491

	$46,090	$1,293	$34	$—	$47,417

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	$2,139	$3,764	$183	$—	$6,086
Commitment to invest in Tower	11,000	—	—	—	11,000

	13,139	3,764	183	—	17,086

TOTAL	$59,229	$5,057	$217	$—	$64,503

Trading Activities Involving Non-Exchange Traded Contracts Accounted for at Fair Value

     The Company uses derivative financial instruments to manage the market risk of certain of its short-term investments. The Company does not use derivatives for trading or speculative purposes.

     All derivatives are recognized on the balance sheet at fair value and are reported in short-term investments and long-term obligations. Classification of each derivative as current or non current is based upon whether the maturity of each instrument is less than or greater than 12 months. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

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

Effective Transactions with Related and Certain Other Parties

     N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 and $234,000 in fiscal 2003 and 2002, respectively. Mr. Reddy is not involved in the operations of Infobrain.

     In October 1999, the Company formed Alliance Venture Management LLC, (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

     Each of the owners of the Series A, B, C, D and E member units (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and 172,152 total Member Units outstanding.

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance I, II, III, IV and V. In fiscal 2003, the Company incurred $875,000 of commitment fees. This amount was offset in its entirety by expenses incurred by the Company on behalf of Alliance Venture Management of $875,000. Neither N. Damodar Reddy nor C. N. Reddy received any commitment fees during fiscal 2003.

     Alliance Venture Management receives 15% - 16% of the realized gains of the venture funds. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003. During fiscal 2002, the Company made distributions of cash and marketable securities to the partners of Alliance Venture Management totaling $5.2 million. Details of the distributions are as follows (in thousands):

	Market Value of	Cash	Total
Officer/Employee	Stock Distributed	Distributed	Distributions

N. Damodar Reddy	$995	$571	$1,566
C.N. Reddy	995	571	1,566
Non-executive employee	1,175	686	1,861
Former employee	126	76	202

Totals	$3,291	$1,904	$5,195

     N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 23 of the 37 total companies invested in by Alliance Venture Management’s Investment funds.

     C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy and Jon Minnis, have also invested in Solar. Solar has invested in 14 of the 37 total companies in which Alliance Venture Management’s funds have invested. See “Part III — Item 13 — Certain Relationships and Related Transactions.”

     On May 18, 1998, the Company provided loans to C.N. Reddy and N. Damodar Reddy and one other director, Sanford Kane, aggregating $1.7 million. The Reddy’s loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to Sanford Kane was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on

December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to Sanford Kane was repaid in full at December 31, 1999. In 1999, 2000, and 2001, the loans to N. Damodar Reddy and C.N. Reddy were extended such that they became due on December 31, 2002. The loan to C.N. Reddy was repaid in full as of March 31, 2003. As of March 31, 2003, $820,000 in principal was outstanding under the loan to N. Damodar Reddy with accrued interest of $237,000. Subsequent to March 31, 2003, the loan to N. Damodar Reddy was repaid in full.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has exposure to the impact of foreign currency fluctuations and changes in market values of its investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the year-ended March 31, 2003. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments for trading purposes at March 31, 2003.

Investment Risk

     As of March 31, 2003, the Company’s short-term investment portfolio consisted of marketable equity securities in UMC, Vitesse Semiconductor, Adaptec, Inc., and Tower Semiconductor. All of these securities are subject to market fluctuations. As of March 31, 2002, the Company’s short-term investment portfolio consisted of marketable equity securities in Chartered, UMC, Vitesse, Adaptec, PMC-Sierra, Magma, and Broadcom. The Company also had a hedge instrument on the Broadcom shares that was classified as a short-term investment. During fiscal 2003, the Company liquidated its positions in Chartered, PMC-Sierra, Magma, and Broadcom and settled the Broadcom hedge instrument. The Company also reclassified 1,111,321 ordinary shares of Tower from long-term to short-term in the fourth quarter of fiscal 2003 and is recording this investment as an available-for-sale marketable security in accordance with SFAS 115.

     During the last nine months of fiscal 2001, the first six months of fiscal 2002, and the first nine months of fiscal 2003, marketable securities held by the Company have experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. Management evaluated its investments in marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary on December 31, 2002, September 30, 2002, September 30, 2001, and March 31, 2001. As a result, the Company recorded pre-tax, non-operating losses of $16.2 million, $673,000, $288.5 million, and $506.8 million in the third and second quarters of fiscal 2003, the second quarter of fiscal 2002, and the fourth quarter of fiscal 2001, respectively.

     The Company also has an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of March 31, 2003, the Company has 4,955,779 shares that are recorded as long-term. The Company reviews its long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, the Company recorded pre-tax, non-operating losses of $14.1 and $20.6 million, respectively, on its Tower investment. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in wafer credits recognizing a pre-tax, non-operating loss of approximately $9.5 million. The Company determined, at that time, that the value of these credits will not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

     Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company periodically evaluates its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, the Company settled its derivative contract on the Vitesse investment by delivering 490,000 shares to the brokerage firm holding the contract. The Company has not entered into any additional hedging transactions during fiscal 2003 but may do so in the future.

Foreign Currency Risk

     Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

     As of March 31, 2003, the Company owned approximately 245.0 million shares of UMC, a publicly traded Company in Taiwan. Since these shares are not tradable in the United States they are subject to foreign currency risk. The market value of these holdings on

March 31, 2003, based on the price per share in NTD and the NTD/US dollar exchange rate of NTD 34.78 per US$ was US$142.3 million. The value of these investments could be impacted by foreign currency fluctuations and thus could have a material impact on the financial condition, results of operations, and cash flows of the Company in the future.

Item 8. Consolidated Financial Statements and Supplementary Data

     The index to the Company’s Consolidated Financial Statements and Schedule, and the reports of the independent accountants, appear in Part III of this Form 10-K. Selected consolidated quarterly financial data appears in Item 6 above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Other than the information required pursuant to Items 401(a) and (i) and 405 of Regulation S-K, the information required by this Item 10 concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4 and below. The information required by this item with respect to directors is incorporated by reference to the section captioned “Election of Directors” in the proxy statement.

Item 11. Executive Compensation

     The information required by this Item 11 is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Additional information required by Item 12 is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated by reference to the section captioned “Certain Transactions” contained in the Proxy Statement.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, subject to the improvement of our internal controls described in Item 14(b) below.

(b)	Changes in internal controls. In connection with their audit of the Company’s financial statements as of and for the year ended March 31, 2003, our independent accountants advised the Company that they had identified certain deficiencies in the Company’s internal control procedures that they considered to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. The independent accountants advised the Audit Committee in a letter dated April 28, 2003 that they identified certain deficiencies in the Company’s accounting and financial reporting infrastructure including the timeliness and quality of financial information from investment management and investee companies and the accounting for current and deferred income taxes. These matters have been discussed with the Audit Committee of the Board of Directors of the Company. To address the weakness, the Company has made certain additional operational reforms.

Item 15. Principal Accountant Fees and Services

     The information required by this Item 15 is incorporated by reference to the section captioned “Principal Accountant Fees and Services” contained in the Proxy Statement.

Item 16. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements — See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

          (2) Report of Independent Accountants — See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

               Schedule II: Valuation and Qualifying Accounts — See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

          (3) Exhibits — See Exhibit Index on page 33 of this Form 10-K Annual Report.

EXHIBIT INDEX

Exhibit
Number	Document Description

3.01(A)	Registrant’s Certificate of Incorporation

3.02(A)	Registrant’s Certificate of Elimination of Series A Preferred Stock

3.03(F)	Registrant’s Certificate of Amendment of Certificate of Incorporation

3.04(A)	Registrant’s Bylaws

4.01(A)	Specimen of Common Stock Certificate of Registrant

10.01	Registrant’s Stock Option Plan adopted by Registrant on April 7, 1992 and amended through September 19, 1996, and related documents (superceded by Exhibit 10.51)

10.02†(A)	Registrant’s Directors Stock Option Plan adopted by Registrant on October 1, 1993 and related documents

10.03†(A)	Form of Indemnity Agreement used between Registrant and certain of its officers and directors

10.04†(K)	Form of Indemnity Agreement used between the Registrant and certain of its officers

10.05(B)	Sublease Agreement dated February 1994 between Registrant and Fujitsu America, Inc.

10.06(B)	Net Lease Agreement dated February 1, 1994 between Registrant and Realtec Properties I L.P.

10.07*(I)	Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10.8*(I)	Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10.9(D)	Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10.10*(D)	Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10.11*(E)	Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10.12*(E)	Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3 Incorporated and United Microelectronics Corporation

10.13*(F)	Foundry Venture Agreement dated September 29, 1995, between Registrant and United Microelectronics Corporation

10.14*(F)	Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics Corporation

10.15*(F)	Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and among Registrant, FabVen and United Microelectronics Corporation

10.16*(G)	Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10.17(H)	Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.18*(H)	Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.19(H)	Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.20†(I)	1996 Employee Stock Purchase Plan

10.21(J)	Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.22(K)	Trademark License Agreement dated as of October 17, 1996 between Registrant and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997

10.23(K)	Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

Exhibit
Number	Document Description

10.24(K)	Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.25*(K)	Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United Microelectronics Corporation

10.26*(K)	First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between Registrant and United Microelectronics Corporation

10.27*(K)	Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between Registrant and United Microelectronics Corporation

10.28(K)	Promissory Note and Security Agreement dated March 28, 1997 between Registrant and Matrix Funding Corporation

10.29*(L)	Sale and Transfer Agreement dated as of March 4, 1998

10.30(M)	Alliance Venture Management, LLC Limited Liability Company Operating Agreement dated October 15, 1999

10.31(M)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated February 28, 2000

10.32(M)	Alliance Ventures I, LP Agreement of Limited Partnership dated November 12, 1999

10.33(M)	Alliance Ventures II, LP Agreement of Limited Partnership dated November 12, 1999

10.34(M)	Alliance Ventures III, LP Agreement of Limited Partnership dated February 28, 2000

10.35(N)	Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10.36(N)	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10.37(N)	Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk Corporation, The Israel Corporation, Registrant, Macronix International Co., Ltd. and QuickLogic Corporation.

10.38(N)	Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among SanDisk Corporation, The Israel Corporation, Registrant and Macronix International Co., Ltd.

10.39(N)	Alliance/Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.

10.40(N)	Alliance/TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation

10.41(O)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated January 23, 2001

10.42(O)	Alliance Ventures IV, LP Agreement of Limited Partnership dated January 23, 2001

10.43(O)	Alliance Ventures V, LP Agreement of Limited Partnership dated January 23, 2001

10.44(O)	Loan Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10.45(O)	Share Pledge Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10.46(P)	Credit Agreement dated November 15, 2001, by and between Registrant and Chinatrust Commercial Bank, Ltd.

10.47(P)	Pledge Agreement dated November 15, 2001, by and between Registrant and Chinatrust Commercial Bank, Ltd.

10.48(P)	Amended and Restated Credit Agreement dated January 21, 2002, by and between Registrant and Chinatrust Commercial Bank, Ltd.

10.49(P)	Supplemental Pledge Agreement dated January 21, 2002, by and between Registrant and Chinatrust Commercial Bank, Ltd.

10.50(P)	Asset Purchase Agreement dated January 17, 2002 by and between Registrant and PulseCore, Inc.

10.51 (Q)	Registrant’s 2002 Stock Option Plan

10.52	Amendment to Credit Agreement dated March 3, 2003, by and between Registrant and Chinatrust Commercial Bank, Ltd.

10.53	Amendment to Pledge Agreement dated March 3, 2003, by and between Registrant and Chinatrust Commercial Bank, Ltd.

Exhibit
Number	Document Description

21.01	Subsidiaries of Registrant

23.01	Consent of PricewaterhouseCoopers LLP (San Jose, California)

99.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

99.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

99.03	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

99.04	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Confidential treatment has been requested with respect to certain portions of this document.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(B)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 29, 1994.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 1995.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 1995.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 1998.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 2000.

(N)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2000.

(O)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2001.

(P)	The document referred to is filed hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

(Q)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 15, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE SEMICONDUCTOR CORPORATION

By:	/s/ N. DAMODAR REDDY
N. Damodar Reddy
Chairman of the Board, President,
Chief Executive Officer
(Principal Executive Officer)

June 27, 2003

By:	/s/ RONALD K. SHELTON
Ronald K. Shelton
Vice President Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 27, 2003

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

Signature	Title	Date

/s/ N. DAMODAR REDDY N. Damodar Reddy	Director, Chairman of the Board, President, Chief Executive Officer	June 27, 2003

/s/ C. N. REDDY C. N. Reddy	Director, Executive Vice President for Investments	June 27, 2003

/s/ JUAN A. BENITEZ Juan A. Benitez	Director	June 27, 2003

/s/ SANFORD L. KANE Sanford L. Kane	Director	June 27, 2003

/s/ JON B. MINNIS Jon B. Minnis	Director	June 27, 2003

ALLIANCE SEMICONDUCTOR CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Alliance Semiconductor Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments effective April 1, 2001 to comply with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 28, 2003

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,358	$23,560
Restricted cash	1,284	8,014
Short-term investments	148,711	466,986
Accounts receivable, net	2,058	2,891
Inventory	2,862	19,636
Related party receivables	1,282	2,394
Other current assets	3,872	10,519

Total current assets	167,427	534,000
Property and equipment, net	8,205	8,214
Investment in United Microelectronics Corp. (excluding short-term portion)	—	43,750
Investment in Tower Semiconductor Ltd. (excluding short-term portion)	15,822	16,278
Alliance Ventures and other investments	38,319	72,575
Other assets	6,565	4,294
Goodwill and intangible assets	8,843	3,459

Total assets	$245,181	$682,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$43,560	$66,173
Accounts payable	4,298	2,893
Accrued liabilities	5,053	6,178
Income taxes payable	4,520	22,087
Deferred income taxes	23,840	107,495
Current portion of long-term obligations	2,213	4,796
Current portion of capital lease obligation	236	587

Total current liabilities	83,720	210,209
Long-term obligations	1,278	4,742
Long-term capital lease obligation	48	66
Deferred income taxes	—	12,827

Total liabilities	85,046	227,844

Commitments and contingencies (Notes 17 and 21)
Minority interest in subsidiary companies	915	3,471

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 43,132 and 42,967 shares issued and 34,977 and 40,847 shares outstanding at March 31, 2003 and 2002, respectively	432	430
Additional paid-in capital	199,699	199,200
Treasury stock (8,155 and 2,120 shares at cost)	(68,524)	(30,430)
Retained earnings	25,510	131,558
Accumulated other comprehensive income	2,103	150,497

Total stockholders’ equity	159,220	451,255

Total liabilities and stockholders’ equity	$245,181	$682,570

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,

	2003	2002	2001

Net revenues	$18,522	$26,547	$208,678
Cost of revenues	39,744	73,966	187,913

Gross profit (loss)	(21,222)	(47,419)	20,765
Operating expenses:
Research and development	22,933	10,435	13,766
Selling, general and administrative	18,066	20,377	19,691
Write-off of acquired in-process research and development	1,610	906	—

Loss from operations	(63,831)	(79,137)	(12,692)
Gain on investments	14,143	4,777	75,801
Write-down of marketable securities and venture investments	(55,792)	(296,846)	(509,449)
Other income (expense), net	(4,406)	(5,287)	(200)

Loss before income taxes, minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(109,886)	(376,493)	(446,540)
Benefit for income taxes	(11,303)	(142,701)	(179,956)

Loss before minority interest in consolidated subsidiaries, equity in loss of investees, and cumulative effect of change in accounting principle	(98,583)	(233,792)	(266,584)
Minority interest in consolidated subsidiaries	3,322	533	—
Equity in loss of investees	(10,787)	(9,512)	(5,737)

Loss before cumulative effect of change in accounting principle	(106,048)	(242,771)	(272,321)
Cumulative effect of change in accounting principle	—	2,055	—

Net loss	$(106,048)	$(240,716)	$(272,321)

Loss per share before cumulative effect of change in accounting principle:
Basic	$(2.85)	$(5.91)	$(6.58)

Diluted	$(2.85)	$(5.91)	$(6.58)

Cumulative effect of change in accounting principle per share:
Basic	$—	$0.05	$—

Diluted	$—	$0.05	$—

Net loss per share:
Basic	$(2.85)	$(5.86)	$(6.58)

Diluted	$(2.85)	$(5.86)	$(6.58)

Weighted average number of common shares:
Basic	37,160	41,078	41,376

Diluted	37,160	41,078	41,376

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional		Other	Retained	Total
			Paid-In	Treasury	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity

Balances at March 31, 2000	42,406	$424	$193,260	$(12,468)	$138,144	$644,595	$963,955
Issuance of common stock under employee stock plans	319	3	2,349	—	—	—	2,352
Repurchase of common stock(1)	—	—	—	(10,294)	—	—	(10,294)
Tax benefit on exercise of stock options	—	—	1,741	—	—	—	1,741
Unrealized loss on investments	—	—	—	—	(138,144)	—
Net loss	—	—	—	—	—	(272,321)
Total comprehensive loss	—	—	—	—	—	—	(410,465)

Balances at March 31, 2001	42,725	427	197,350	(22,762)	—	372,274	547,289
Issuance of common stock under employee stock plans	242	3	1,448	—	—	—	1,451
Repurchase of common stock(1)	—	—	—	(7,668)	—	—	(7,668)
Tax benefit on exercise of stock options	—	—	402	—	—	—	402
Unrealized gain on investments	—	—	—	—	150,497	—
Net loss	—	—	—	—	—	(240,716)
Total comprehensive loss	—	—	—	—	—	—	(90,219)

Balances at March 31, 2002	42,967	430	199,200	(30,430)	150,497	131,558	451,255
Issuance of common stock under employee stock plans	165	2	499	—	—	—	501
Repurchase of common stock(1)	—	—	—	(38,094)	—	—	(38,094)
Unrealized loss on investments	—	—	—	—	(148,394)	—
Net loss	—	—	—	—	—	(106,048)
Total comprehensive loss	—	—	—	—	—	—	(254,442)

Balances at March 31, 2003	43,132	$432	$199,699	$(68,524)	$2,103	$25,510	$159,220

(1)	At March 31, 2001, 2002 and 2003, the Company held 1,285, 2,120, and 8,155 shares in treasury, which have not been retired. After taking into account these treasury shares, the net outstanding shares at March 31, 2001, 2002 and 2003 were 41,440, 40,847, and 34,977, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(106,048)	$(240,716)	$(272,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,837	2,935	4,202
Minority interest in subsidiary companies, net of tax	(3,322)	(533)	—
Write down of in-process research and development	1,610	906
Equity in loss of investees, net of tax	10,787	9,512	5,737
Gain on investments	(14,143)	(3,470)	(75,801)
Other income (expense)	457	(1,407)	—
Write-down of marketable securities and venture investments	55,792	296,846	509,449
Inventory write-down	6,338	30,352	53,945
Write-down of other assets	9,479	—	—
Cumulative effect of change in accounting principle, net of tax	—	(2,055)	—
Changes in assets and liabilities:
Accounts receivable	833	15,177	(2,143)
Inventory	10,436	35,253	(101,303)
Related party receivables	1,112	(25)	(591)
Other assets	(4,128)	(402)	993
Accounts payable	1,405	(73,244)	48,997
Accrued liabilities	757	1,206	(4,973)
Deferred income taxes	6,667	(158,952)	(221,877)
Income tax payable	(17,567)	19,274	(1,685)

Net cash used in operating activities	(33,698)	(69,343)	(57,371)

Cash flows from investing activities:
Purchase of property and equipment	(4,126)	(729)	(4,395)
Purchase of technology license	(3,150)	—	—
Proceeds from sale of securities of UMC	95,459	66,740	—
Proceeds from sale of securities of Broadcom Corp.	2,793	5,249	38,965
Proceeds from sale of securities of Adaptec, Inc.	4,911	1,541	—
Proceeds from sale of securities of Chartered Semiconductor Manufacturing Ltd	6,323	—	45,500
Proceeds from sale of securities of Vitesse Semiconductor Corporation	195	—	—
Proceeds from sale of securities of Magma Design Automation	5,979	—	—
Proceeds from sale of securities of PMC-Sierra Corporation	432	—	—
Proceeds from sale of Alliance Venture and other investments	500	15,897	—
Investment in Tower Semiconductor Ltd.	(25,976)	(11,001)	(31,001)
Acquisition of PulseCore	—	(948)	—
Purchase of Alliance Venture and other investments	(11,699)	(21,461)	(66,007)

Net cash provided by (used in) investing activities	71,641	55,288	(16,938)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	501	1,451	2,352
Principal payments on lease obligation	(369)	(891)	(558)
Repurchase of common stock	(38,094)	(7,668)	(10,294)
Repayments of short-term borrowings	(22,613)	(78,850)	—
Proceeds from short-term borrowings	—	118,533	22,234
Restricted cash	6,430	(6,089)	879
Proceeds from long-term obligations	—	5,020	31,035

Net cash provided by (used in) financing activities	(54,145)	31,506	45,648

Net increase (decrease) in cash and cash equivalents	(16,202)	17,451	(28,661)
Cash and cash equivalents at beginning of the period	23,560	6,109	34,770

Cash and cash equivalents at end of the period	$7,358	$23,560	$6,109

Supplemental disclosures of cash flow information:
Cash paid for taxes	$42	$3,017	$29,501

Cash paid for interest	$2,103	$3,091	$733

Receivable related to sale of UMC shares	$—	$7,906	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies

     Alliance Semiconductor Corporation (the “Company” or “Alliance”), a Delaware corporation, is a worldwide provider of memory, mixed signal and system solutions for the networking, wireless, consumer and computing markets. Through these integrated business units, Alliance provides leading OEMs with mixed signal products for Electromagnetic Interference (EMI) management, high speed chip-to-chip interconnects based on HyperTransport(™) technology, as well as synchronous and fast asynchronous static random access memory (“SRAMs”), super low power pseudo SRAMs and dynamic random access memory (“DRAMs”).

Principles of Consolidation

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its direct and indirect subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Basis of Presentation

     For purposes of presentation, the Company has indicated its fiscal years as ending on March 31, whereas the Company’s fiscal year actually ends on the Saturday nearest the end of March. The fiscal years ended March 31, 2003, 2002 and 2001 contained 52 weeks.

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

Short-Term Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2003 and 2002, all short-term equity securities were designated as available-for-sale in accordance with SFAS 115.

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

     All derivatives are recognized on the balance sheet at fair value and are reported in short-term investments and long-term obligations. Classification of each derivative as current or non current is based upon whether the maturity of each instrument is less than or greater than 12 months. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

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

Investments in Non Publicly Traded Companies

     The Company invests in various non publicly traded high-technology companies. These investments are included in Alliance Ventures and other investments. If an investment in the voting stock and other factors give Alliance the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. Investments which do not give Alliance the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the cost method. For investments accounted for under the equity method, the Company includes its share of the earnings or losses of the investee in its results of operations based on financial information of the investee on a one quarter lag. The Company reviews the investments for impairment when circumstances or events indicate that the carrying value of the investments may not be recoverable.

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

Concentration of Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short and long-term investments and accounts receivable.

     Cash is deposited with one major bank in the United States while cash equivalents are deposited with several major financial institutions in the United States. The Company attempts to limit its exposure to these investments by placing such investments with several financial institutions and performs periodic evaluations of these institutions.

     Short and long-term investments are subject to declines in market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal years 2000, 2001 and 2002, the Company entered into a number of “cashless collar” and “covered call” option transactions to hedge its holdings in Broadcom Corporation. In addition, during fiscal 2001 and 2002, the Company entered into “indexed debt” transactions to partially hedge its holdings in Vitesse Semiconductor Corporation and Adaptec, Inc. The Company may enter into other similar transactions in the future.

     Since UMC, Vitesse, Adaptec, and Tower are in the semiconductor business, as is the Company, they may be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. Many of the risks that the Company may experience as a semiconductor company are also applicable to these companies. In addition, because they are semiconductor manufacturers, they are subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that the Company’s investment in these companies will increase in value or even maintain their value. Because of the cyclical nature of the semiconductor industry, it is possible that these investments, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of these stocks. Additionally, the Company is dependent on its investments in UMC and Tower because these investments provide the Company with wafer production capacity rights which are essential to the Company’s operations.

     The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, on occasion, may require letters of credit from its non-US customers. Sales to the Company’s customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For fiscal 2003, 2002 and 2001, no single customer accounted for 10% or more of the Company’s net revenues.

     The Company conducts the majority of its business in U.S. dollars and foreign currency transaction gains and losses have not been material in any one-year. International sales accounted for approximately $12.7 million, $19.6 million, and $131.6 million of net revenues for fiscal 2003, 2002, and 2001, respectively.

Stock-Based Compensation

     At March 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 19. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors’ Plan and its ESPP, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the years ended March 31, 2003, 2002, and 2001, would have been as follows (in thousands, except per share data):

	March 31,

	2003	2002	2001

Net loss, as reported	$(106,048)	$(240,716)	$(272,321)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,665)	(2,043)	(2,314)

Pro forma net loss:	$(107,713)	$(242,759)	$(274,635)

Earnings per share:
Basic – as reported	$(2.85)	$(5.86)	$(6.58)

Basic – pro forma	$(2.90)	$(5.91)	$(6.64)

Diluted – as reported	$(2.85)	$(5.86)	$(6.58)

Diluted – pro forma	$(2.90)	$(5.91)	$(6.64)

Net Loss Per Share

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

     Following is a reconciliation of the numerators and denominators used in the Basic and Diluted EPS computations for the periods presented below:

	Year Ended March 31,

	2003	2002	2001

Net loss available to common stockholders	$(106,048)	$(240,716)	$(272,321)

Weighted average common shares outstanding (basic)	37,160	41,078	41,376
Effect of dilutive options	—	—	—

Weighted average common shares outstanding (diluted)	37,160	41,078	41,376

Net loss per share:
Basic	$(2.85)	$(5.86)	$(6.58)

Diluted	$(2.85)	$(5.86)	$(6.58)

     At March 31, 2003, 2002 and 2001, there were 2,559,862, 2,480,487, and 2,374,362 options outstanding to purchase common stock that were excluded from the diluted loss per share computations because their effect would have been anti-dilutive. The weighted average purchase prices of these options were $9.16, $10.66, and $11.11 for fiscal 2003, 2002 and 2001, respectively.

Comprehensive Income

     In 1999, the Company adopted SFAS 130, “Reporting Comprehensive Income,” which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for fiscal 2003, 2002, and 2001 was $254.4 million, $90.2 million, and $410.5 million, respectively. The components of comprehensive income (loss) are shown in the Consolidated Statements of Stockholders’ Equity.

Segment Reporting

     In 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company has one operating segment, which is to design, develop, and market high-performance memory, mixed signal, and system solutions products.

Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We have adopted SFAS 146 during the fourth quarter of fiscal 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 2. Balance Sheet Components

Restricted Cash

	March 31,

	2003	2002

	(In thousands)
Deposit against anti-dumping order	$—	$1,743
Interest escrow	—	1,763
Escrow on sale of Platys	1,284	4,508

	$1,284	$8,014

Short-Term Investments

     Short-term investments include the following available-for-sale securities and derivatives at March 31, 2003 and 2002 (in thousands):

	March 31, 2003		March 31, 2002

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	244,959	$142,268	256,474	$385,142
Adaptec Inc.	517	3,157	1,441	19,266
Tower Semiconductor Ltd.	1,111	3,067	—	—
Vitesse Semiconductor Corporation	95	219	728	7,137
Chartered Semiconductor Manufacturing Ltd.	—	—	1,642	44,181
Magma Design Automation	—	—	360	7,010
Broadcom Corporation	—	—	75	2,693
PMC-Sierra Corporation	—	—	68	1,110
Broadcom hedge		—		447

Total		$148,711		$466,986

Long-Term Investments

     At March 31, 2003 and 2002, the Company’s long-term investments were as follows (in thousands):

	March 31, 2003		March 31, 2002

	Number of Shares	Cost Basis	Number of Shares	Cost Basis

Tower Semiconductor Ltd.	4,956	$15,822	2,856	$16,278
United Microelectronics Corporation	—	—	56,671	43,750
Alliance Venture investments		34,131		62,322
Solar Venture investments		4,188		10,253

Total		$54,141		$132,603

Accounts Receivable

	March 31,

	2003	2002

	(In thousands)
Accounts receivable:
Trade receivables	$3,839	$4,739
Less: allowance for doubtful accounts and sales related reserves	(1,781)	(1,848)

	$2,058	$2,891

Inventory

	March 31,

	2003	2002

	(In thousands)
Inventory:
Work in process	$1,721	$10,718
Finished goods	1,141	8,918

	$2,862	$19,636

Other Current Assets

	March 31,

	2003	2002

	(In thousands)
Receivable from sale of securities	$—	$7,906
Prepaids	3,872	2,613

	$3,872	$10,519

Property and Equipment

	March 31,

	2003	2002

	(In thousands)
Engineering and test equipment	$18,002	$17,286
Computers and software	14,989	11,941
Furniture and office equipment	933	661
Leasehold improvements	1,469	1,458
Land	274	288
Automobiles	14	—

	35,681	31,634
Less: Accumulated depreciation	(27,476)	(23,420)

	$8,205	$8,214

     Depreciation expense for fiscal 2003, 2002, and 2001 was $4.1 million, $2.8 million, and $4.2 million, respectively.

     Property and equipment includes $2.2 million and $2.1 million of assets under capital leases at March 31, 2003 and 2002, respectively. Accumulated depreciation of assets under capital leases totaled $1.0 million and $1.7 million at March 31, 2003 and 2002, respectively.

Goodwill and Intangible Assets

March 31, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

Developed technology	$1,592	$(641)	$951
Technology license	3,150	(787)	2,363
Acquired workforce	2,975	(248)	2,727
Tradename	109	(44)	65
Patents	1,403	(204)	1,199
Goodwill	1,538	—	1,538

	$10,767	$(1,924)	$8,843

March 31, 2002

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

Developed technology	$1,592	$(110)	$1,482
Tradename	109	(8)	101
Patents	363	(25)	338
Goodwill	1,538	—	1,538

	$3,602	$(143)	$3,459

     Amortization expense for intangible assets is summarized as follows (in thousands):

	Year Ended March 31,

	2003	2002	2001

Developed technology	$531	$110	$—
Technology license	787	—	—
Acquired workforce	248	—	—
Tradename	36	8	—
Patents	179	25	—

	$1,781	$143	$—

     Intangible assets are being amortized over estimated useful lives of two to three years. Estimated future amortization expense is as follows (in thousands):

2004	$3,572
2005	3,182
2006	551
Thereafter	—

Total	$7,305

Accrued Liabilities

	March 31,

	2003	2002

Accrued compensation	$1,193	$279
Accrued interest payable	93	674
Accrued other	3,767	5,225

	$5,053	$6,178

Accumulated Other Comprehensive Income

March 31, 2003

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

United Microelectronics Corporation	$2,795	$(1,126)	$1,669
Tower Semiconductor Ltd.	(481)	194	(287)
Vitesse Semiconductor Corporation	153	(62)	91
Adaptec, Inc.	1,056	(426)	630

	$3,523	$(1,420)	$2,103

March 31, 2002

	Unrealized Gain	Tax Effect	Net Unrealized Gain

United Microelectronics Corporation	$226,521	$(91,288)	$135,233
Chartered Semiconductor Manufacturing Ltd.	15,860	(5,800)	10,060
Broadcom Corporation	1,358	(548)	810
Vitesse Semiconductor Corporation	489	(197)	292
PMC-Sierra Corporation	401	(130)	271
Adaptec, Inc.	4,203	(1,694)	2,509
Magma Design Automation	2,215	(893)	1,322

	$251,047	$(100,550)	$150,497

Short-Term Borrowings

     At March 31, 2003, the Company had total short-term borrowings of $43.6 million.

     During fiscal 2001, the Company borrowed approximately $22.2 million from a brokerage firm. The loan was secured by 1.6 million shares of Chartered common stock. At March 31, 2002, the outstanding balance of the loan was $16.2 million. During fiscal 2003, the Company sold all of its Chartered shares and repaid the entire outstanding balance of the loan.

     During the first quarter of fiscal 2002, the Company entered into a secured loan agreement with Citibank, N.A. to borrow up to $60.0 million. On November 16, 2001, the Company paid off its loan in full with Citibank for an aggregate sum of $17.3 million, and the loan was terminated.

     During the second quarter of fiscal 2002, the Company converted an account payable of $14.4 million to UMC and a subsidiary of UMC, to a secured loan that matured in August 2002. The loan accrued interest at a rate of 7.5%, and was collateralized by 16.7 million shares of UMC. The Company paid off all outstanding principal and interest on February 6, 2002, for an aggregate sum of $16.4 million.

     In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd (“Chinatrust”) to borrow up to $30 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. At that time, the loan was secured by UMC stock held by the Company with the aggregate value at least 250% of the outstanding loan balance. At that time, the loan earned interest at LIBOR plus 2.5% and matured on January 21, 2003. Prior to the original maturation date, the Company and Chinatrust agreed to extend the loan until March 4, 2003. At that time, both the Company and Chinatrust agreed to extend the loan until March 2, 2004 (the “Maturity Date”) and reduced the principal amount the Company may borrow to $45.0 million. The principal is due on the Maturity Date and interest is payable every three months for the term of the loan. In the revised loan agreement, the provision for funds to be held in escrow as collateral for accrued interest was eliminated. The loan continues to be secured by shares of UMC common stock held by the Company with a minimum aggregate value of 230% of the outstanding loan balance. The loan now accrues interest at LIBOR plus 2.0%. As of March 31, 2003, the Company had an outstanding loan balance of $38.6 million, had pledged 145 million shares of UMC against the loan balance, and had no funds held in escrow that were classified as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance as of March 31, 2003. The outstanding loan balance was $45.7 million as of March 31, 2002.

     In the fourth quarter of fiscal 2002, the Company issued a $4.8 million promissory note in connection with the acquisition of PulseCore. The note was non-interest bearing and matured on March 29, 2003. Discount on the note of $609,000 was calculated based on an imputed interest rate of 12%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $4.8 million and $4.3 million at March 31, 2003 and 2002, respectively. On April 11, 2003, the Company paid $4.8 million to settle the promissory note.

Note 3. Write-Down of Marketable Securities and Venture Investments

     Marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor and technology sectors and general market conditions. Management evaluates the marketable securities for potential “other-than-temporary” declines in their value. Such evaluation includes researching commentary from industry experts, analysts and other companies. Based on the continuing depression in the investments’ stock prices from those originally used to record the investment, and the expectation that the stock prices will not significantly recover in the next 6 to 9 months due to unfavorable business conditions for the companies and in the semiconductor industry in general, management determined that a write down was necessary at December 31, 2002, September 30, 2002, and September 30, 2001. As a result, the Company recorded pre-tax, non-operating losses of approximately $16.2 million, $673,000, and $288.5 million during the third and second quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively, based on the quoted price of the respective marketable securities. During the third quarter of fiscal 2003, the Company also recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. During fiscal 2003, the Company wrote down its investments in Alliance Ventures and Solar Ventures and recognized a pre-tax, non-operating loss of approximately $24.8 million. During fiscal 2002, the Company wrote down several of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $8.3 million. Total write-down of marketable securities and other investments during fiscal 2003, 2002, and 2001 was recorded as follows (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001

United Microelectronics Corporation	$—	$250,894	$460,014
Vitesse Semiconductor Corporation	673	3,845	32,298
PMC-Sierra Corporation	—	1,048	10,777
Chartered Semiconductor Manufacturing, Ltd.	16,212	12,155	—
Broadcom Corporation	—	—	3,778
Tower Semiconductor Ltd.	14,083	20,645	—
Alliance and Solar Ventures Investments	24,824	8,259	—
Other	—	—	2,582

Total	$55,792	$296,846	$509,449

Note 4. Cumulative Effect of Change in Accounting Principle — Adoption of SFAS 133

     The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as “SFAS 133”), on April 1, 2001. In the fourth quarter of fiscal 2001, the Company entered into two derivative instruments to hedge its investment in Vitesse Semiconductor common stock. The Company designated these arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings in the quarter ended June 30, 2001.

Note 5. Acquisitions

Chip Engines, Inc.

     During fiscal 2003, the Company acquired Chip Engines, Inc. (“Chip Engines”), a development stage company that designs semiconductor products for the networking, communications, cable and storage markets. The Company acquired Chip Engines to help support its diversification strategy and to add research and development resources to its System Solutions business unit. The acquisition was completed in January 2003 and was accounted for as an acquisition of assets. Chip Engines’ results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

     The Company held a net investment of $4.8 million in Chip Engines prior to the acquisition in part through its ownership of Alliance Ventures and investment in Solar Venture. No consideration was given to the Chip Engines shareholders in connection with the closing of the acquisition; however, the acquisition agreement provides for contingent consideration of up to $3.7 million upon Chip Engines achieving certain milestones including developing a product and entering into a non-cancelable written purchase order with certain customers or being added to such customers’ published approved vendor list. As Chip Engines was a company in the development stage, which had not completed a product at closing of the acquisition, management concluded that the transaction was an acquisition of assets. The entire purchase price was allocated to individual assets acquired based on their relative fair values and no goodwill was recorded as a result of the transaction. The values assigned to the assets acquired was as follows:

		Amortization
	Amount	Period

	(In thousands)
Net assets acquired	$(1,080)
In-Process technology	1,610	Expensed
Workforce	2,975	2 years

		Amortization
	Amount	Period

	(In thousands)
Patents	1,040	3 years
Licenses	250	3 years

Total	$4,795

     No supplemental pro forma information is presented due to the immaterial effect on prior period results of operations.

     The allocation of amounts to in-process research and development was consistent with widely recognized appraisal practices. The Company’s analysis resulted in a $1.6 million charge to acquired in-process research and development. The acquired in-process technology represents the appraised value of technologies in the development stage that had yet reached technological feasibility and do not have alternative future uses. This amount was expensed as a non-recurring charge upon consummation of the acquisition.

     The value assigned to in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The Company estimated the expected cash flows from the projects once commercially viable. The net cash flows were then discounted back to their present value using discount rates of 30%, which the Company believes to be appropriate given the business risks inherent in manufacturing and marketing these products, and a percentage of completion was applied. The percentage of completion was determined using milestones representing management’s estimate of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development to be completed to bring each project to technical feasibility.

     If the Company does not successfully develop its research projects as discussed above, its sales and profitability may be adversely affected in future periods and the value of other intangible assets acquired may become impaired. Management believes that the in-process research and development charge is valued consistently with the SEC staff’s current views regarding valuation methodologies. The Company cannot assure the reader that the SEC staff will not take issue with any assumptions used in its valuation model and require it to revise the amount allocated to in-process research and development. As of March 31, 2003, the Company believes that the projections used in the valuations with respect to each acquisition are still materially valid; however, there can be no assurance that the projected results will be achieved.

     On April 20, 2002, the Company entered into an agreement to acquire a perpetual license from API Networks for $3.2 million. Alliance’s license of the HyperTransport technology from API will allow it to be the sole source for API’s current products, to develop new HyperTransport products, and to sublicense third parties to use and develop HyperTransport products. This intangible asset is expensed on a straight-line basis over a period of 36 months, beginning in the second quarter of fiscal 2003.

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

     No supplemental pro forma information is presented due to the immaterial effect on prior period results of operations. In connection with this acquisition, the Company paid $722,000 in cash and cash advances and executed a $4.2 million note, net of imputed interest of $609,000, in exchange for PulseCore’s net assets. The promissory note matured on March 29, 2003, was non-interest bearing and accordingly, had been discounted to reflect the implied interest expense. Direct transaction costs relating to the acquisition, consisting primarily of legal and other professional service fees were $270,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based in part on an independent appraisal of their respective fair values. Total consideration paid in connection with the acquisition was attributable to the following:

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

     If the Company does not successfully develop its research projects discussed above, its sales and profitability may be adversely affected in future periods and the value of other intangible assets acquired may become impaired. Management believes that the in-process research and development charge is valued consistently with the SEC staff’s current views regarding valuation methodologies. The Company cannot assure the reader that the SEC staff will not take issue with any assumptions used in its valuation model and require it to revise the amount allocated to in-process research and development. As of March 31, 2003, the Company believed that the projections used in the valuations with respect to each acquisition are still materially valid; however, there can be no assurance that the projected results will be achieved.

     In April 2003, the Company paid $4.8 million to settle the promissory note issued in conjunction with the acquisition of PulseCore in fiscal 2002.

Note 6. Investment in United Microelectronics Corporation

     At March 31, 2003, the Company owned approximately 245.0 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.7% ownership. At March 31, 2002, the Company owned approximately 313.1 million shares of UMC common stock, representing approximately 2.1% ownership. In May 2000, January 2002, and August 2002, the Company received an additional 56.6 million, 51.0 million, and 44.0 million shares of UMC by way of stock dividends.

     Of the 245.0 million shares of UMC common stock owned by Alliance at March 31, 2003, approximately 56.7 million shares are subject to a “lock-up” or no-trade provision. Of the shares subject to a “lock-up”, approximately 28.3 million shares will become available for sale in each of July 2003 and January 2004. The Company accounts for its investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2003, the Company sold 112.2 million shares of UMC common stock for $87.6 million and recorded a pre-tax, non-operating gain of $24.7 million. The Company also collected a $7.9 million receivable from the sale of UMC shares during fiscal 2002. Total cash receipts during fiscal 2003 from UMC share sales were $95.5 million.

     As of March 31, 2003, the Company had pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. (See Note 2 of the consolidated financial statements included in this report).

     UMC’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Note 7. Investment in Chartered Semiconductor Manufacturing, Ltd.

     In fiscal 2003, the Company sold all of its holdings in Chartered, a total of 16.4 million ordinary shares or 1.6 million American Depository Shares (“ADSs”). The Company received gross proceeds of $6.3 million and recorded a pre-tax, non-operating loss of $5.8 million. At December 31, 2002, the Company wrote down its investment in Chartered and recognized a pre-tax, non-operating loss of approximately $16.2 million.

Note 8. Investment in Broadcom Corporation

     In August 2001, the Company had entered into a cashless collar arrangement with a brokerage firm with respect to 75,000 shares of Broadcom common stock. The collar arrangement consisted of a written call option to buy 75,000 shares of Broadcom common stock at a price of $64.72 and a purchased put option to sell 75,000 shares at a price of $36.72 through August 2002. On August 5, 2002, the Company exercised its put option and sold all of its holdings in Broadcom for aggregate proceeds of $2.8 million recognizing a pre-tax, non-operating gain of $1.4 million.

Note 9. Investment in Vitesse Semiconductor Corporation

     At March 31, 2003, the Company owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

     In the second quarter of fiscal 2003, the Company sold 142,876 shares of Vitesse common stock. The Company received gross proceeds of $195,000 and recorded a pre-tax, non-operating loss of $912,000. At September 30, 2002, the Company wrote down its investment in Vitesse and recognized a pre-tax, non-operating loss of approximately $673,000.

     Vitesse’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the Vitesse common stock held by the Company, there can be no assurance that the Company’s investment in Vitesse will maintain its value.

     In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements had repayment provisions that incorporated a collar arrangement with respect to 490,000 shares of Vitesse common stock. The Company, at its option, could settle the contracts by either delivering shares of Vitesse common stock or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements (the “Settlement Date”). The number of Vitesse shares to be delivered or the amount of cash to be paid was determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the Settlement Date. Under the Derivative Agreements, if the stock price of Vitesse exceeded the ceiling of the collar on the Settlement Date, then the settlement amount also increased by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declined below the floor of the collar on the Settlement Date, then the settlement amount also decreased by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.) On January 24, 2003, the Company settled its derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, the Company settled its derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.

Note 10. Investment in PMC-Sierra Corporation

     In the second quarter of fiscal 2003, the Company sold all of its holdings in PMC-Sierra, a total of 68,152 common shares. The Company received gross proceeds of $432,000 and recorded a pre-tax, non-operating loss of $274,000.

Note 11. Investment in Adaptec, Inc.

     At March 31, 2003, the Company owned 516,617 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

     In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract has repayment provisions that incorporate a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company has to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered is determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. In June 2003, the Company settled the derivative contract it had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract.

     In the second quarter of fiscal 2003, the Company sold 924,344 shares of Adaptec common stock. The Company received gross proceeds of $4.9 million and recorded a pre-tax, non-operating loss of $5.4 million.

     Adaptec’s common stock price has historically experienced significant fluctuations in market value, and has decreased significantly throughout fiscal 2003. Given the market risk for the Adaptec common stock held by the Company, there can be no assurance that the Company’s investment in Adaptec will maintain its value.

Note 12. Investment in Magma Design Automation

     In the first quarter of fiscal 2003, the Company sold all of its holdings in Magma Design Automation (“Magma”), a total of 360,244 common shares. The Company received gross proceeds of $6.0 million and recorded a pre-tax, non-operating gain of $1.2 million.

Note 13. Investment in Tower Semiconductor Ltd.

     At March 31, 2003, the Company owned 6,067,100 shares of Tower of which 1,111,321 shares were classified as short-term and accounted for as an “available for sale” marketable security in accordance with SFAS 115. A total of 794,995 of these shares were acquired as part of a Tower rights offering in which the Company participated during the third quarter of fiscal 2003. These shares can be transferred at the Company’s discretion subject to certain “rights of first refusal” which are held by the other participants in the original Tower Share Purchase Agreement. These rights do not preclude the Company from being able to transfer these shares at its discretion. As part of the rights offering, the Company also received warrants to purchase a total of 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006. The remaining 5,272,105 shares were purchased in accordance with the original Tower Share Purchase Agreement executed in January 2001. A total of 316,326 of these shares are classified as short-term. The original Tower Share Purchase Agreement allows for limited share transfers after the Initial Restricted Period ends in January 2004. During the period between January 2004 and January 2006 (the “Subsequent Restricted Period”), the Company may transfer no more than 6% of its shares in any quarter on a cumulative basis and no more than 48% of its shares by the end of this period. These restrictions only apply to shares acquired as part of the original Tower Share Purchase Agreement.

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

Note 14. Alliance Venture Management, LLC

     In October 1999, the Company formed Alliance Venture Management LLC, (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

     In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon investment gains from these partnerships for its managerial efforts.

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

     Each of the owners of the Series A, B, C, D and E member units (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and 172,152 total Member Units outstanding.

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance I, II, III, IV and V. In fiscal 2003, the Company incurred $875,000 of commitment fees. This amount was offset in its entirety by expenses incurred by the Company on behalf of Alliance Venture Management of $875,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003.

     After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2003, Alliance Ventures I, the focus of which is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2003, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $43.9 million in 13 companies, with a total fund allocation of $100.0 million. As of March 31, 2003, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market areas, has invested $29.7 million in seven companies, with a total fund allocation of $40.0 million. As of March 31, 2003, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $21.0 million in nine companies, with a total fund allocation of $60.0 million.

     In fiscal 2003, 2002 and 2001, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $19.0 million, $7.3 million and $2.6 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in the net losses of Alliance Ventures investee companies was approximately $9.9 million, $8.4 million and $5.7 million, net of tax, for fiscal 2003, 2002 and 2001, respectively.

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

     N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 23 of the 37 total companies invested in by Alliance Venture Management’s investment funds.

Note 15. Investment in Solar Venture Partners, LP

     Through March 31, 2003, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. The Company has a 73% interest in Solar.

     Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2003 and 2002, the Company recorded an equity in the loss of investees of approximately $911,000 and $1.1 million, net of tax, and wrote down certain Solar investments by $5.8 million and $1.0 million, respectively.

     C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy and Jon Minnis, have also invested in Solar. Solar has invested in 14 of the 37 total companies in which Alliance Venture Management’s funds have invested.

Note 16. Derivative Instruments and Hedging Activities

     During fiscal 2003, the Company had investments in Broadcom, Vitesse, and Adaptec that were hedged using derivative instruments to help reduce the potential volatility in fair value of the investments. The Company uses cashless collars, which are combinations of option contracts and forward sales contracts, to hedge this risk. As of March 31, 2003, the Company had a derivative instrument in place to hedge the investment in Adaptec common stock. The hedge on the Broadcom investment was settled during the second quarter of fiscal 2003 and the hedge on the Vitesse investment was settled during the fourth quarter of fiscal 2003.

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

     In January 2001, the Company entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements had repayment provisions that incorporated a collar arrangement with respect to 490,000 shares of Vitesse common stock. The Company, at its option, could settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid was determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. Under the Derivative Agreements, if the stock price of Vitesse exceeded the ceiling of the collar, then the settlement amount also increased by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the value of the stock over the ceiling of the collar.) If the stock price of Vitesse declined below the floor of the collar, then the settlement amount also decreased by an amount determined by a formula included in the Derivative Agreements (generally equal to the excess of the floor of the collar over the value of the stock.) On January 24, 2003, the Company settled its derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, the Company settled its derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.

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

     In December 2001, the Company entered into a derivative contract with a brokerage firm with respect to 362,173 shares of Adaptec common stock and received aggregate cash proceeds of $5.0 million. The contract has repayment provisions that incorporate a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company has to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered is determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. In June 2003, the Company settled the derivative contract it had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract.

     During fiscal 2003, the Company recorded a gain of $3.7 million relating to the Vitesse hedge instrument, offset by a loss of $3.7 million on the hedged Vitesse investment. The Company also recorded a gain of $2.1 million relating to the Adaptec hedge instrument and a loss of $2.6 million on the hedged Adaptec investment. Before exercising its put option, the Company recorded a gain of $1.1 million for the Broadcom derivative offset by a loss of the Broadcom investment of $1.4 million in fiscal 2003.

     During fiscal 2002, the Company recorded a gain of $2.2 million relating to the Vitesse hedge instrument, offset by a loss of $6.9 million on the Vitesse investments. The Company recognized a gain of approximately $448,000 for the Broadcom hedge instrument offset by a loss of $832,000, on the Broadcom investment. The Company also recorded a gain of $680,000 relating to the Adaptec derivative contract and a loss of $1.0 million on the Adaptec investments.

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

     Future minimum fiscal rental payments under non-cancelable operating leases are as follows:

Fiscal Year	(In thousands)

2003	$2,139
2004	1,763
2005	1,817
2006	184
2007	183

Total payments	$6,086

     Rent expense for fiscal 2003, 2002, and 2001, was $2.5 million, $2.2 million and $1.8 million, respectively.

Capital Leases

     At March 31, 2003, equipment under capital leases amounted to approximately $2.2 million compared to $2.1 million at March 31, 2002. The original lease terms ranged from three to five years.

     The following is a schedule of future minimum fiscal lease payments under capital leases:

Fiscal Year	(In thousands)

2003	$317
2004	49

Total payments minimum lease payments	366
Amount representing interest	(82)

284
Less current portion	(236)

Long-term capital lease obligations	$48

Certificate of Deposit

     At March 31, 2002, the Company held one certificate of deposit secured by restricted cash in the amount of $1.7 million, which expired on April 1, 2002.

Investment Company Act of 1940

     Because of the success over the past few years of the Company’s investments, including its strategic wafer manufacturing investments, the Company believes that it could be viewed as holding a much larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act and has recommenced informal discussions with the staff of the SEC to assess various means to achieve that goal. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

     In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), the Company would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.

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

Commitments and Contingencies

     Alliance applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No 5 “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which Alliance is a guarantor.

     Indemnification Obligations

     Alliance is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Alliance, under which Alliance customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, and certain income taxes. Generally, payment by Alliance is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Alliance to challenge the other party’s claims. Further, Alliance’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Alliance may have recourse against third parties for certain payments made by it under these agreements.

     It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Alliance’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Alliance under these agreements did not have a material effect on its business, financial condition or results of operations. Alliance believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

     Product Warranties

     Alliance estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Alliance’s sales reserve are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to the Company’s sales reserve. The sales reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs have historically been insignificant.

Note 18. Benefit for Income Taxes

     The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$(17,644)	$14,114	$28,969
State	(326)	2,137	5,291
Foreign	—	—	34

	(17,970)	16,251	34,294

Deferred:
Federal	(28,665)	(138,048)	(185,070)
State	(3,474)	(20,904)	(29,180)
Valuation allowance	38,806	—	—

	6,667	(158,952)	(214,250)

Total provision (benefit)	$(11,303)	$(142,701)	$(179,956)

     In addition, a net deferred income tax benefit of $4.1 million and $2.8 million was recorded in minority interest in subsidiary companies and equity in income (loss) of investees in fiscal 2003, and in minority interest in subsidiary companies, equity in income (loss) of investees, and cumulative effect of change in accounting principle in fiscal 2002, respectively.

     Deferred tax assets (liabilities) comprise the following:

	March 31,

	2003	2002

	(In thousands)
Alliance Venture investments	$26,722	$5,646
Inventory reserves	14,537	26,009
Investment in Tower	14,189	7,226
Accrued expenses and reserves	1,383	2,763
Investment in PMC-Sierra	—	138
Other	1,796	510

Gross deferred tax assets	58,627	42,292
Valuation allowance	(38,806)	—

Net deferred tax assets	19,821	42,292

Investment in UMC	(42,258)	(150,760)
Investment in Adaptec	(517)	(5,659)
Investment in Vitesse	(31)	(2,436)
Investment in Chartered	—	(1,892)
Investment in Broadcom	—	(1,057)
Investment in Magma	—	(810)
Fixed assets	(855)	—

Deferred tax liabilities	(43,661)	(162,614)

Net deferred tax liabilities	$(23,840)	$(120,322)

     The provision (benefit) for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	Year Ended March 31,

	2003	2002	2001

	(In thousands, except percentages)
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(38,460)	$(131,773)	$(156,289)
State taxes, net of federal benefit	(5,904)	(8,358)	(25,893)
Change in valuation allowance	38,806	—	—
Other, net	(5,745)	(2,570)	2,226

Total	$(11,303)	$(142,701)	$(179,956)

     The tax benefit associated with the exercises of non-qualified stock options and disqualifying dispositions of incentive stock options reduced taxes currently payable by zero, $402,000 and $1.7 million in fiscal 2003, 2002 and 2001, respectively.

     In April 2003, the Company received a tax refund from the Internal Revenue Service totaling $15.2 million. The refund related to tax and fiscal years 2001 and 2000.

Note 19. Stock Option Plans

1992 Stock Option Plan

     In April 1992, the Company adopted the 1992 Stock Option Plan for issuance of common stock to employees and consultants of the Company. At March 31, 2002, 13,000,000 shares of the Company’s Common Stock was reserved under the Plan for issuance. In April 2002, the 2002 Stock Option Plan (the “Plan”) was adopted to replace the expired 1992 Stock Option Plan. The Board of Directors may terminate the Plan at any time at its discretion.

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

Directors’ Stock Option Plan

     On September 30, 1993, the Company adopted its 1993 Directors’ Stock Option Plan (“Directors’ Plan”), under which 900,000 shares of common stock have been reserved for issuance. The Directors’ Plan provides for the automatic grant to each non-employee director of the Company (but excluding persons on the Company’s Board of Directors in November 1993) of an option to purchase 22,500 shares of common stock on the date of such director’s election to the Company’s Board of Directors. Thereafter, such director will receive an automatic annual grant of an option to purchase 11,250 shares of common stock on the date of each annual meeting of the Company’s stockholders at which such director is re-elected. The maximum number of shares that may be issued to any one director under this plan is 90,000. Such options will vest ratably over four years from their respective dates of grant. No options were granted in fiscal 2003 under the Directors’ Plan.

     The following table summarizes grant and stock option activity under the stock option plans for fiscal years 2003, 2002, and 2001:

		Options Outstanding
	Options
	Available for Grant	Shares	Weighted Average Prices

Balance at March 31, 2000	3,080,087	2,289,157	$8.44
Options authorized	2,000,000	—
Options granted	(627,250)	627,250	$19.46
Options canceled	267,850	(267,850)	$13.93
Options exercised	—	(274,195)	$5.51

Balance at March 31, 2001	4,720,687	2,374,362	$11.11
Options granted	(1,151,500)	1,151,500	$11.81
Options canceled	852,050	(852,050)	$14.68
Options exercised	—	(193,325)	$5.25

Balance at March 31, 2002	4,421,237	2,480,487	$10.66
Options granted	(649,000)	649,000	$6.36
Options canceled	549,040	(549,040)	$12.81
Options exercised	—	(20,585)	$2.81

Balance at March 31, 2003	4,321,277	2,559,862	$9.16

     As of March 31, 2003, options to purchase 1,925,862 shares of common stock were exercisable.

     The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2003, 2002, and 2001 was $4.54, $7.38, and $14.69, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 2003, and related weighted average exercise price and contractual life information are as follows:

Outstanding and Exercisable by Price Range

	Number			Number Vested
	Outstanding as	Weighted	Weighted	and	Weighted
	of	Average	Average	Exercisable	Average
Range of	March 31,	Remaining	Exercise	as of March 31,	Exercise
Exercise Prices	2003	Contractual Life	Price	2003	Price

$ 2.0940 – $ 3.2100	298,780	2.57	$2.64	232,280	$2.51
$ 3.2500 – $ 4.8000	283,450	4.39	$3.87	87,450	$3.48
$ 4.9500 – $ 7.3750	281,572	3.88	$6.14	196,032	$6.57
$ 7.4200 – $ 8.3000	272,350	4.64	$8.17	89,350	$7.91
$ 8.5000 – $10.9400	170,900	4.66	$10.44	67,900	$10.60
$10.9600 – $11.1880	283,120	2.56	$11.18	283,120	$11.18
$11.2500 – $11.8400	345,000	4.25	$11.73	345,000	$11.73
$11.8900 – $12.8125	226,380	3.42	$12.39	226,380	$12.39

	Number			Number Vested
	Outstanding as	Weighted	Weighted	and	Weighted
	of	Average	Average	Exercisable	Average
Range of	March 31,	Remaining	Exercise	as of March 31,	Exercise
Exercise Prices	2003	Contractual Life	Price	2003	Price

$12.9000 – $13.0200	291,000	4.09	$13.01	291,000	$13.01
$13.3800 – $27.2500	107,350	3.20	$18.95	107,350	$18.95

$ 2.0940 – $27.2500	2,559,862	3.78	$9.16	1,925,862	$10.09

     The following assumptions are used to estimate the fair value for stock options on the grant date:

	2003	2002	2001

Expected life	5.00 years	5.00 years	5.00 years
Risk-free interest rate	2.9%	4.9%	4.8%
Volatility	83.8%	87.6%	87.6%
Dividend yield	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

     In September 1996, the Company and its stockholders approved an Employee Stock Purchase Plan (“ESPP”), which allows eligible employees of the Company and its designated subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the common stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee’s compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 750,000 shares of common stock authorized under the ESPP, 144,822, 48,550, and 45,051 shares were issued during fiscal 2003, 2002, and 2001, respectively. At March 31, 2003, there were 87,207 shares available under the ESPP.

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

	2003	2002	2001

Expected life	6 months	6 months	6 months
Risk-free interest rate	1.2%	2.8%	3.6%
Volatility	74.6%	57.2%	87.6%
Dividend yield	0.0%	0.0%	0.0%

     The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase common stock under the ESPP granted in fiscal 2003, 2002, and 2001 was $2.40, $4.51, and $8.43 per share, respectively.

Note 20. 401(k) Salary Savings Plan

     Effective May 1992, the Company adopted the Salary Savings Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, the Company agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company’s matching contribution vests over five years. In fiscal 2003, 2002, and 2001, the Company contributed approximately $156,600, $117,600, and $115,000, respectively.

Note 21. Legal Matters

     In February 1997, Micron Technology, Inc. filed an antidumping petition with the United States International Trade Commission (“ITC”) and United States Department of Commerce (“DOC”), alleging that SRAMs fabricated in Taiwan were being sold in the United States at less than fair value, and that the United States industry producing SRAMs was materially injured or threatened with material injury by reason of imports of SRAMs fabricated in Taiwan. After a final affirmative DOC determination of dumping and a final affirmative ITC determination of injury, DOC issued an antidumping duty order in April 1998. Under that order, the Company’s imports into the United States on or after approximately April 16, 1998 of SRAMs fabricated in Taiwan were subject to a cash deposit in the amount of 50.15% (the “Antidumping Margin”) of the entered value of such SRAMs. (The Company posted a bond in the amount of 59.06% (the preliminary margin) with respect to its importation, between approximately October 1997 and April 1998, of SRAMs fabricated in Taiwan.) In May 1998, the Company and others filed an appeal in the United States Court of International

Trade (the “CIT”), challenging the determination by the ITC that imports of Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. Following two remands from the CIT, the ITC, on June 12, 2000, reversed its original determination that Taiwan-fabricated SRAMs were causing material injury to the U.S. industry. The CIT affirmed the ITC’s negative determination on August 29, 2000, and Micron appealed to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On September 21, 2001, the CAFC affirmed the ITC’s negative injury determination. The Company had made cash deposits in the amount of $1.7 million and had posted a bond secured by a letter of credit in the amount of approximately $1.7 million relating to the Company’s importation of Taiwan-manufactured SRAMs. The balances remained unchanged at December 31, 2001. In January 2002, the decision of the CIT was made final and the DOC revoked the order and instructed the U.S. Customs Service to refund the Company’s cash deposits with interest. The Company received a refund of $2.6 million, including interest of approximately $515,000 from its deposits during the quarter ended March 31, 2002. In the first quarter of fiscal 2003, the Company received approximately $262,000, including interest of approximately $56,000; also, the cash deposit of $1.7 million at March 31, 2002 has been released and became unrestricted in April 2002. In the second quarter of fiscal 2003, the Company received approximately $195,000, including interest of approximately $1,000. No refund was received during the third or fourth quarters of fiscal 2003. The Company believes that it will not receive any additional proceeds related to this action.

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

     On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commissions dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set.

     On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, names as defendants certain current and former officers and directors of the Company. The Company is named as a nominal defendant. Plaintiffs generally allege that the Company’s equity investments in venture funds managed by Alliance Venture Management, LLC, and related transactions by certain current and former officers and directors of the Company, give rise to claims against the defendants for breach of fiduciary duties, abuse of control, “gross mismanagement,” waste of corporate assets, and alleged violations of Cal. Corp. Code §25402. Plaintiffs seek, purportedly on behalf of the Company, declaratory, injunctive and other equitable relief, and compensatory, statutory and punitive damages. On May 20, 2003, the defendants and the Company demurred to the complaint on the grounds that plaintiff lacked standing to bring the action because he had not made a demand on the Company’s board of directors. A hearing on the demurrers is currently scheduled for August 5, 2003. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition and results of operations.

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

Note 22. Related Party Transactions

     N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 and $234,000 in fiscal 2003 and 2002, respectively. Mr. Reddy is not involved in the operations of Infobrain.

     In October 1999, the Company formed Alliance Venture Management LLC, (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

     Each of the owners of the Series A, B, C, D and E member units (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and 172,152 total Member Units outstanding.

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance I, II, III, IV and V. In fiscal 2003, the Company incurred $875,000 of commitment fees. This amount was offset in its entirety by expenses incurred by the Company on behalf of Alliance Venture Management of $875,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003.

     Alliance Venture Management receives 15% - 16% of the realized gains of the venture funds. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003. During fiscal 2002, the Company made distributions of cash and marketable securities to the partners of Alliance Venture Management totaling $5.2 million. Details of the distributions are as follows (in thousands):

	Market Value of	Cash	Total
Officer/Employee	Stock Distributed	Distributed	Distributions

N. Damodar Reddy	$995	$571	$1,566
C.N. Reddy	995	571	1,566
Non-executive employee	1,175	686	1,861
Former employee	126	76	202

Totals	$3,291	$1,904	$5,195

      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 23 of the 37 total companies invested in by as Alliance Venture Management’s investment funds.

     C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy and Jon Minnis, have also invested in Solar. Solar has invested in 14 of the 37 total companies in which Alliance Venture Management’s funds have invested. See “Part III — Item 13 — Certain Relationships and Related Transactions.”

     On May 18, 1998, the Company provided loans to C.N. Reddy and N. Damodar Reddy and one other director, Sanford Kane, aggregating $1.7 million. The Reddy’s loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to Sanford Kane was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to Sanford Kane was repaid in full at December 31, 1999. In 1999, 2000 and 2001, the loans to N. Damodar Reddy and C.W. Reddy were extended such that they became due on December 31, 2002. The loan to C.N. Reddy was repaid as of March 31, 2003. As of March 31, 2003, $820,000 in principal was outstanding under the loan to N. Damodar Reddy with accrued interest of $237,000. Subsequent to March 31, 2003, the loan to N. Damodar Reddy was repaid in full.

Note 23. Segment and Geographic Information

     The Company has one operating segment, which is to design, develop, and market high-performance memory, mixed signal, and system solutions products.

     The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer’s location.

	Year Ended March 31,

	2003	2002	2001

	(In thousands)
United States of America	$5,814	$6,968	$77,114
Taiwan	1,904	3,894	35,666
Japan	2,257	2,603	36,775
Asia (except Taiwan and Japan)	3,740	4,044	19,069
Europe (except UK)	2,538	3,735	18,724
UK	1,690	4,981	20,363
Rest of world	579	322	967

Total	$18,522	$26,547	$208,678

     International net revenues in fiscal 2003 decreased by 35% over fiscal 2002. International net revenues are derived from customers outside the United States of America. The largest decrease in international net revenues was to customers in the UK, which decreased approximately 66% over fiscal 2002. This decrease was due to an overall decrease in product demand and lower average selling prices during the fiscal year. International revenues decreased 85% in fiscal 2002 compared to fiscal 2001. The largest decrease in international net revenues was to customers in Japan, which decreased approximately 93% over fiscal 2001. This decrease was attributable to a decrease in product demand and lower average selling prices.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Alliance Semiconductor Corporation:

     Our audits of the consolidated financial statements referred to in our report dated April 28, 2003, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 28, 2003

ALLIANCE SEMICONDUCTOR CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at			Balance at
Description	Beginning of Period	Additions	Reductions	End of Period

Year ended March 31, 2003
Allowance for doubtful accounts and sales-related reserves	$1,848	$2,833	$(2,900)	$1,781
Inventory related reserves for excess and obsolescence; and lower of cost or market issues	$66,757	$6,338	$(35,686)	$37,409
Year ended March 31, 2002
Allowance for doubtful accounts and sales-related reserves	$3,581	$8,209	$(9,942)	$1,848
Inventory related reserves for excess and obsolescence; and lower of cost or market issues	$37,940	$30,352	$(1,535)	$66,757
Year ended March 31, 2001
Allowance for doubtful accounts and sales-related reserves	$954	$3,310	$(683)	$3,581
Inventory related reserves for excess and obsolescence; and lower of cost or market issues	$8,270	$53,945	$(24,275)	$37,940