Form 10-Q
period 2003-06-28
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2003-08-11
CIK 913293

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
[ x ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 2003, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to __________.

Commission file number: 0-22594

Alliance Semiconductor Corporation

(Exact name of Registrant as specified in its charter)

Delaware	77-0057842

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Exchange Act).Yes [   ] No [X]

As of August 1, 2003, there were 34,998,826 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION
Form 10-Q
for the Quarter Ended June 28, 2003

Part I – Financial Information
ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,916	$7,358
Restricted cash	—	1,284
Short-term investments	166,145	148,711
Accounts receivable, net	1,748	2,058
Inventory	4,306	2,862
Related party receivables	165	1,282
Other current assets	3,528	3,872

Total current assets	178,808	167,427
Property and equipment, net	7,817	8,205
Investment in Tower Semiconductor (excluding short-term portion)	17,980	15,822
Alliance Ventures and other investments	39,625	38,319
Other assets	6,084	6,565
Goodwill	1,538	1,538
Intangible assets	6,762	7,305

Total assets	$258,614	$245,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$38,800	$43,560
Accounts payable	3,635	4,298
Accrued liabilities	5,437	5,053
Income taxes payable	19,490	4,520
Deferred income taxes	30,379	23,840
Current portion of long-term obligations	—	2,213
Current portion of long-term capital lease obligations	184	236

Total current liabilities	97,925	83,720
Commitments and contingencies (Note 14)
Long-term obligations	990	1,278
Long-term capital lease obligation	12	48
Deferred income taxes	730	—

Total liabilities	99,657	85,046

Minority interest in subsidiary companies	152	915

Stockholders’ equity:
Common stock	432	432
Additional paid-in capital	199,747	199,699
Treasury stock	(68,524)	(68,524)
Retained earnings	12,479	25,510
Accumulated other comprehensive income	14,671	2,103

Total stockholders’ equity	158,805	159,220

Total liabilities and stockholders’ equity	$258,614	$245,181

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 30,

	2003	2002

Net revenues	$5,074	$4,299
Cost of revenues	3,245	15,015

Gross profit (loss)	1,829	(10,716)

Operating expenses:
Research and development	6,599	4,516
Selling, general and administrative	3,992	4,550

Total operating expenses	10,591	9,066

Loss from operations	(8,762)	(19,782)
Gain (loss) on investments	(752)	12,058
Write-down of marketable securities and venture investments	(403)	(11,002)
Other expense, net	(911)	(792)

Loss before income taxes, minority interest in consolidated subsidiaries, and equity in loss of investees	(10,828)	(19,518)
Benefit for income taxes	(178)	(6,171)

Loss before minority interest in consolidated subsidiaries and equity in loss of investees	(10,650)	(13,347)
Minority interest in consolidated subsidiaries	478	528
Equity in loss of investees	(2,859)	(2,444)

Net loss	($13,031)	($15,263)

Net loss per share
Basic	($.37)	($0.38)

Diluted	($.37)	($0.38)

Weighted average number of common shares
Basic and diluted	34,988	39,872

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	($13,031)	($15,263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,448	999
Minority interest in subsidiary companies, net of tax	(478)	(528)
Bad debt expense	—	195
Equity in loss of investees, net of tax	2,859	2,444
(Gain) loss on investments	752	(12,058)
Other	31	1,161
Write-down of investments	403	11,002
Inventory write-down	—	6,338
Changes in assets and liabilities:
Accounts receivable	310	854
Inventory	(1,444)	5,382
Related party receivables	1,117	(19)
Other assets	825	(1,420)
Accounts payable	(663)	1,334
Accrued liabilities	53	(56)
Deferred income tax	69	(3,512)
Income tax payable	14,970	190

Net cash provided by (used in) operating activities	7,221	(2,957)

Cash flows from investing activities:
Purchase of property and equipment	(156)	(597)
Purchase of technology license	(350)	(3,150)
Proceeds from sale of investments	3,379	28,270
Investment in Tower Semiconductor Ltd.	(3,600)	(11,000)
Purchase of Alliance Venture and other investments	(6,135)	(11,128)

Net cash provided by (used in) investing activities	(6,862)	2,395

Cash flows from financing activities:
Net proceeds from exercise of stock options	48	62
Principal payments on lease obligations	(89)	(150)
Repurchase of common stock	—	(22,189)
Proceeds from (repayments of) short-term borrowings	(4,760)	236
Restricted cash	—	2,248

Net cash used in financing activities	(4,801)	(19,793)

Net decrease in cash and cash equivalents	(4,442)	(20,355)
Cash and cash equivalents at beginning of the period	7,358	23,560

Cash and cash equivalents at end of the period	$2,916	$3,205

Supplemental disclosure of cash flow information:
Cash received for income taxes	$15,219	$440

Cash paid for interest	$947	$521

Restricted cash write-down	$1,284	$0

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (“Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2003.

For purposes of presentation, the Company has indicated the first three months of fiscal 2004 and 2003 as ending on June 30; whereas, in fact, the Company’s fiscal quarters ended on June 28, 2003 and June 29, 2002, respectively. The financial results for the first quarter of fiscal 2004 and 2003 were reported on a 13-week quarter.

The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, and the Company makes no representations related thereto.

Note 2. Stock-Based Compensation

At June 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors Plan and its ESPP, the Company’s pro forma net loss and pro forma net loss per share for the quarters ended June 30, 2003 and June 30, 2002, would have been as follows (in thousands, except per share data):

	Three months ended June 30,

	2003	2002

Net loss, as reported	$(13,031)	$(15,263)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(338)	(432)

Pro forma net loss:	$(13,369)	$(15,695)

Earnings per share:
Basic – as reported	($0.37)	($0.38)

Basic – pro forma	($0.38)	($0.39)

Diluted – as reported	($0.37)	($0.38)

Diluted – pro forma	($0.38)	($0.39)

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in quarters ended June 30, 2003 and June 30, 2002 was $1.50, and $6.44, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The following assumptions are used to estimate the fair value for stock options on the grant date:

	Three months ended June 30,

	2003	2002

Expected life	5.00 years	5.00 years
Risk-free interest rate	2.6%	4.4%
Volatility	45.2%	48.0%
Dividend yield	0.0%	0.0%

Note 3. Balance Sheet Components

Short-term Investments

Short-term investments include the following available-for-sale securities at June 30, 2003 and March 31, 2003 (in thousands):

	June 30, 2003		March 31, 2003

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	239,959	$156,691	244,959	$142,268
Adaptec, Inc.	154	1,245	517	3,157
Tower Semiconductor Ltd.	1,572	7,737	1,111	3,067
Vitesse Semiconductor Corporation	95	472	95	219

		$166,145		$148,711

Long-term Investments

At June 30, 2003 and March 31, 2003, the Company’s long-term investments were as follows (in thousands):

	June 30, 2003		March 31, 2003

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

Tower Semiconductor Ltd.	5,701	$17,980	4,956	$15,822
Alliance Ventures investments		35,504		34,131
Solar Venture investments		4,121		4,188

		$57,605		$54,141

Inventory

	June 30,	March 31,
	2003	2003

	(in thousands)
Inventory:
Work in process	$2,147	$1,721
Finished goods	2,159	1,141

	$4,306	$2,862

Goodwill and Intangible Assets

June 30, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

		(in thousands)
Developed technology	$1,592	$(773)	$819
Technology license	3,500	(1,050)	2,450
Acquired workforce	2,975	(619)	2,356
Tradename	109	(54)	55
Patents	1,403	(321)	1,082
Goodwill	1,538	—	1,538

	$11,117	$(2,817)	$8,300

March 31, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

		(in thousands)
Developed technology	$1,592	$(641)	$951
Technology license	3,150	(787)	2,363
Acquired workforce	2,975	(248)	2,727
Tradename	109	(44)	65
Patents	1,403	(204)	1,199
Goodwill	1,538	—	1,538

	$10,767	$(1,924)	$8,843

The estimated amortization of intangible assets is $2,767, $3,298, $668 and $29 for the remainder of fiscal year 2004 and for the years ended March 31, 2005, 2006, and 2007, respectively.

Accumulated Other Comprehensive Income

June 30, 2003:

			Net
	Unrealized		Unrealized
	Gain	Tax Effect	Gain

		(in thousands)
United Microelectronics Corporation	$20,065	$(8,086)	$11,979
Tower Semiconductor Ltd.	2,747	(1,107)	1,640
Vitesse Semiconductor Corporation	406	(164)	242
Adaptec, Inc.	1,358	(548)	810

	$24,576	$(9,905)	$14,671

March 31, 2003:

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

		(in thousands)
United Microelectronics Corporation	$2,795	$(1,126)	$1,669
Tower Semiconductor Ltd.	(481)	194	(287)
Vitesse Semiconductor Corporation	153	(62)	91
Adaptec, Inc.	1,056	(426)	630

	$3,523	$(1,420)	$2,103

Note 4. Investment in United Microelectronics Corporation

At June 30 2003, the Company owned approximately 240.0 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.6% ownership. At March 31, 2003, the Company owned approximately 245.0 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.7% ownership.

Of the 240.0 million shares of UMC common stock owned by Alliance at June 30, 2003, approximately 56.7 million shares are subject to a “lock-up” or no-trade provision. Of the shares subject to a “lock-up”, approximately 28.3 million shares will become available for sale in each of July 2003 and January 2004. The Company accounts for its investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the first quarter of fiscal 2004, the Company sold 5.0 million shares of UMC common stock for $3.4 million and recorded a pre-tax, non-operating gain of $532,000.

As of June 30, 2003, the Company had pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. See Note 11.

UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Note 5. Investment in Vitesse Semiconductor Corporation

At June 30, 2003, the Company owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

Vitesse’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Vitesse common stock held by the Company, there can be no assurance that the Company’s investment in Vitesse will maintain its value.

Note 6. Investment in Adaptec, Inc.

At June 30, 2003, the Company owned 154,444 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract had repayment provisions that incorporated a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company had to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered was determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. In June 2003, the Company settled the derivative contract it had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract.

Adaptec’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Adaptec common stock held by the Company, there can be no assurance that the Company’s investment in Adaptec will maintain its value.

Note 7. Investment in Tower Semiconductor Corporation

At June 30, 2003, the Company owned 7,273,939 shares of Tower of which 1,572,469 shares were classified as short-term and accounted for as an “available for sale” marketable security in accordance with SFAS 115. A total of 794,995 of these shares were acquired as part of a Tower rights offering in which the Company participated during the third quarter of fiscal 2003. These shares can be transferred at the Company’s discretion subject to certain “rights of first refusal” which are held by the other participants in the original Tower Share Purchase Agreement. These rights do not preclude the Company from being able to transfer these shares at its discretion. As part of the rights offering, the Company also received warrants to purchase a total of 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006. The remaining 6,478,944 shares were purchased in accordance with the original Tower Share Purchase Agreement executed in January 2001. A total of 777,474 of these shares are classified as short-term. In May 2003, the Company paid $3.6 million to Tower Semiconductor in accordance with the terms of the amended share purchase agreement between the two companies and received an additional 1,206,839 shares of Tower at $2.98 per share. The original Tower Share Purchase Agreement allows for limited share transfers after the Initial Restricted Period ends in January 2004. During the period between January 2004 and January 2006 (the “Subsequent Restricted Period”), the Company may transfer no more than 6% of its shares in any quarter on a cumulative basis and no more than 48% of its shares by the end of this period. These restrictions only apply to shares acquired as part of the original Tower Share Purchase Agreement.

In the quarter ended December 31, 2002, the Company wrote down its investment in Tower shares recognizing a pre-tax, non-operating loss of approximately $14.1 million. As of June 30, 2003, the Company also held $4.4 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. In the quarter ended September 30, 2002, the Company wrote off a portion of its investment in wafer credits recognizing a pre-tax, operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits will not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower and Tower wafer credits will not decline further in value.

N. Damodar Reddy, who is a director of the Company and a member of the Company’s senior management, is a director of Tower.

Note 8. Alliance Venture Management, LLC

In October 1999, the Company formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

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

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and 172,152 total member Units outstanding.

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the first quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $211,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first quarter of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first quarter of fiscal 2004.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of June 30, 2003, Alliance Ventures I, the focus of which is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of June 30, 2003, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $43.9 million in 13 companies, with a total fund allocation of $100.0 million. As of June 30, 2003, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market areas, has invested $34.1 million in eight companies, with a total fund allocation of $40.0 million. As of June 30, 2003, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $23.3 million in ten companies, with a total fund allocation of $60.0 million. In the first quarter of fiscal 2004, the Company invested $6.7 million in Alliance Ventures investee companies.

In the first quarter of fiscal 2004 and 2003, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $403,000 and $8.5 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in the net losses of Alliance Ventures investee companies was approximately $2.6 million and $2.2 million, net of tax, for the first quarter of fiscal 2004 and 2003, respectively.

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

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 24 of the 38 total companies invested in by Alliance Venture Management’s investment funds.

Note 9. Investment in Solar Venture Partners, LP

Through June 30, 2003, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of June 30, 2003, the Company held a 73% interest in Solar.

Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the first quarter of fiscal 2004 and 2003, the Company recorded equity in loss of investees of approximately $239,000 and $257,000, net of tax, respectively. The Company recorded a write-down of $2.5 million during the first quarter of fiscal 2003.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy and Jon Minnis, have also invested in Solar. Solar has invested in 15 of the 38 total companies in which Alliance Venture Management’s fund’s have invested.

Note 10. Derivative Instruments and Hedging Activities

During fiscal 2003, the Company had investments in Broadcom, Vitesse, and Adaptec that were hedged using derivative instruments to help reduce the potential volatility in fair value of the investments, all of which were settled by the end of the first quarter of fiscal 2004. The Company has used cashless collars, which are combinations of option contracts and forward sales contracts, to hedge this risk. The hedge on the Adaptec investment was settled during the first quarter of fiscal 2004. The hedge on the Broadcom investment was settled during the second quarter of fiscal 2003 and the hedge on the Vitesse investment was settled during the fourth quarter of fiscal 2003.

In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract had repayment provisions that incorporated a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company had to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered was determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. In June 2003, the Company settled the derivative contract it had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract.

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

Note 11. Short-term borrowings

At June 30, 2003, the Company had total short-term borrowings of $38.8 million. At March 31, 2003, the Company had short-term borrowings totaling $43.6 million.

In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd (“Chinatrust”) to borrow up to $30 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. At that time, the loan was secured by UMC stock held by the Company with the aggregate value at least 250% of the outstanding loan balance. At that time, the loan earned interest at LIBOR plus 2.5% and matured on January 21, 2003. Prior to the original maturation date, the Company and Chinatrust agreed to extend the loan until March 4, 2003. At that time, both the Company and Chinatrust agreed to extend the loan until March 2, 2004 (the “Maturity Date”) and reduced the principal amount the Company may borrow to $45.0 million. The principal is due on the Maturity Date and interest is payable every three months for the term of the loan. In the revised loan agreement, the provision for funds to be held in escrow as collateral for accrued interest was eliminated. The loan continues to be secured by shares of UMC common stock held by the Company with a minimum aggregate value of 230% of the outstanding loan balance. The loan now accrues interest at LIBOR plus 2.0%. As of June 30, 2003, the Company had an outstanding loan balance of $38.6 million, had pledged 145 million shares of UMC worth $94.7 million against the loan balance, and had no funds held in escrow that were classified as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance as of June 30, 2003. The outstanding loan balance was $38.6 million as of March 31, 2003.

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

Note 12. Comprehensive Loss

The following are the components of comprehensive loss:

	Three months ended June 30,

	2003	2002

	(in thousands)
Net loss	($13,031)	($15,263)
Change in unrealized gain (loss) on marketable securities (net of deferred taxes of ($8,485) and $42,953 at June 30, 2003 and 2002, respectively)	12,568	(64,592)

Comprehensive loss	($463)	($79,855)

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

Note 13. Net Loss Per Share

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

The computations for basic and diluted EPS are presented below (in thousands, except per share amounts):

	Three months ended June 30,

	2003	2002

Net loss	($13,031)	($15,263)

Weighted average shares outstanding	34,988	39,872
Net loss per share:
Basic	($0.37)	($0.38)

Diluted	($0.37)	($0.38)

The following are not included in the above calculation, as they were considered anti-dilutive:

	Three months ended June 30,

	2003	2002

	(in thousands)
Employee stock options outstanding	1,920	1,830

Note 14. Commitments and Contingencies

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

Note 15. Benefit for Income Taxes

For the three months ended June 30, 2003 and 2002, the Company recorded an income tax benefit of $178,000 and $6.2 million, respectively, on a pre-tax loss before minority interest in consolidated subsidiaries and equity in loss of investees.

Note 16. Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on the Company’s future results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

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

On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commissions dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, names as defendants certain current and former officers and directors of the Company. The Company is named as a nominal defendant. Plaintiffs generally allege that the Company’s equity investments in venture funds managed by Alliance Venture Management, LLC, and related transactions by certain current and former officers and directors of the Company, give rise to claims against the defendants for breach of fiduciary duties, abuse of control, “gross mismanagement,” waste of corporate assets, and alleged violations of Cal. Corp. Code §25402. Plaintiffs seek, purportedly on behalf of the Company, declaratory, injunctive and other equitable relief, and compensatory, statutory and punitive damages. On May 20, 2003, the defendants and the Company demurred to the complaint on the grounds that plaintiff lacked standing to bring the action because he had not made a demand on the Company’s board of directors. A hearing on the demurrers is currently scheduled for September 23, 2003. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition and results of operations.

In July 2003, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. The Company has reviewed a copy of the complaint, believes it has meritorious defenses, and intends to defend vigorously against the claims asserted against it. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

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

Note 18. Investment Company Act of 1940

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

Note 19. Related Party Transactions

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $75,000 in the first quarter of fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

In October 1999, the Company formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and 172,152 total Member Units outstanding.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the first quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $211,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first quarter of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first quarter of fiscal 2004.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 24 of the 38 total companies invested in by as Alliance Venture Management’s investment funds.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy and Jon Minnis, have also invested in Solar. Solar has invested in 15 of the 38 total companies in which Alliance Venture Management’s fund’s have invested.

On May 18, 1998, the Company provided loans to C.N. Reddy and N. Damodar Reddy and one other director, Sanford Kane, aggregating $1.7 million. The Reddy’s loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to Sanford Kane was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to Sanford Kane was repaid in full at December 31, 1999. In 1999, 2000, and 2001, the loans to N. Damodar Reddy and C.N. Reddy were extended such that they became due on December 31, 2002. The loan to C.N. Reddy was repaid in full as of March 31, 2003 and the loan to N. Damodar Reddy was repaid in full as of June 30, 2003.

The related party receivable is $165,000 as of June 30, 2003 and is related to loans to various employees.

Note 20. Segment Reporting

The Company has one operating segment, which is to design, develop, and market high-performance memory, mixed signal, and systems solution products.

Note 21. Subsequent Events

In August 2003, the Company received approximately 9.5 million shares of UMC Common Stock by way of a stock dividend.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report, and in Item 1 (entitled “Business”) of Part I and in Item 7 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003 filed with the Securities and Exchange Commission on June 27, 2003. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

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

Inventory Valuation

Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded charges relating to inventory write-downs of $0 and $6.3 million in the first quarter of fiscal 2004 and 2003, respectively.

Marketable Securities

Marketable securities held by the Company are generally valued at market prices with unrealized gains or losses recognized in other comprehensive income (loss) in the balance sheet. However, management evaluates its investment in marketable securities for potential “other-than-temporary” declines in value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process.

Valuation of Alliance Ventures and Solar Investments

We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. As a result of management’s analysis of these venture investments, the Company recorded pre-tax, non-operating impairment charges of $403,000 and $11.0 million related to Alliance Ventures and Solar Venture Partners in the first quarter of fiscal 2004 and fiscal 2003, respectively.

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

	Three months ended
	June 30,

	2003	2002

Net revenues	100%	100%
Cost of revenues	64	349

Gross profit (loss)	36	(249)
Operating expenses:
Research and development	130	105
Selling, general and administrative	79	106

Total operating expenses	209	211

Loss from operations	(173)	(460)
Gain (loss) on investments	(15)	280
Write-down of marketable securities and venture investments	(8)	(256)
Other expense, net	(17)	(18)

Loss before income taxes, minority interest in consolidated subsidiaries, and equity in loss of investees	(213)	(454)
Benefit for income taxes	(3)	(144)

Loss before minority interest in consolidated subsidiaries and equity in loss of investees	(210)	(310)
Minority interest in consolidated subsidiaries	9	12
Equity in loss of investees	(56)	(57)

Net loss	(257%)	(355%)

Net Revenues

The Company’s net revenues for the first quarter of fiscal 2004 were $5.1 million, an increase of $0.8 million or approximately 18% from the same quarter of fiscal 2003. This increase in net revenues is due to a $0.8 million increase in Systems Solutions net revenues and a $0.4 million increase in Mixed Signal net revenues offset by a $0.4 million decrease in memory product net revenues. Revenues generated by the Company’s Mixed Signal business unit resulted from the acquisition of PulseCore during fiscal 2002. Revenues generated by the Company’s Systems Solutions business unit resulted primarily from products incorporating technology from an API license purchased during fiscal 2003. The decrease in memory product revenues is due to a 16% decrease in unit sales offset by a 7% increase in ASP’s.

The Company’s DRAM net revenues for the first quarter of fiscal 2004 were $1.6 million, a decrease of $0.6 million or approximately 27% from the same quarter of fiscal 2003. Unit sales for the first quarter fell 36% from the same quarter of fiscal 2003 while ASPs for the Company’s DRAM products increased approximately 14% from the same quarter of fiscal 2003.

The Company’s SRAM net revenues for the first quarter of fiscal 2004 were $1.9 million, an increase of $0.2 million or approximately 11% from the same quarter of fiscal 2003 due primarily to a 21% increase in unit sales offset by a 8% decrease in ASPs.

The Company’s Mixed Signal net revenues were $736,000 for the first quarter of fiscal 2004 compared to $338,000 for the first quarter of fiscal 2003. This represents an increase of $398,000 and is due to a 172% increase in unit sales offset by a 19% decrease in ASP’s.

The Company’s Systems Solutions net revenues were $880,000 for the first quarter of fiscal 2004 compared to $106,000 for the first quarter of fiscal 2003. This represents an increase of $774,000 and is due to a 1,300% increase in unit sales offset by a 24% decrease in ASP’s.

For the first quarter of fiscal 2004, one customer accounted for approximately 13% of the Company’s net revenues. For the first quarter of fiscal 2003, one customer accounted for approximately 11% of the Company’s net revenues.

Net revenues from sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer for the first quarter of fiscal 2004 were $4.6 million, or approximately 90% of net revenues compared to $3.2 million, or 75% of net revenues during the first quarter of fiscal 2003.

International net revenues for the first quarter of fiscal 2004 were approximately 60% of the Company’s net revenues compared to approximately 76% for the same quarter of fiscal 2003. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues were $3.0 million in the first quarter of fiscal 2004 compared to $3.2 million in the first quarter of fiscal 2003.

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

Gross Profit (Loss)

The Company’s gross profit for the first quarter of fiscal 2004 was $1.8 million or approximately 36% of net revenues compared to a gross loss of $10.7 million or approximately 249% of net revenues for the same quarter of fiscal 2003. During the first quarter of fiscal 2004, the Company reduced its inventory reserves by approximately $5.6 million due to the sales of previously reserved memory products. This action helped the Company increase its margins as compared to the first quarter of fiscal 2003. The Company will continue to release reserves as it sells through previously reserved product. During the first quarter of fiscal 2003, the Company recorded a write-down on its memory inventory of $6.3 million. These inventory write-downs were recorded as a result of a reduction in end user demand and severe downward pricing pressure for memory products. As of June 30, 2003, the Company has approximately $31.8 million of memory products that have been previously reserved.

The gross loss, excluding the benefit for the release of inventory reserves, was approximately $3.8 million, or approximately 75% of net revenues, for the first quarter of fiscal 2004. This compares to a gross loss, excluding additional inventory write-downs, of $4.4 million, or approximately 102% of net revenues, for the first quarter of fiscal 2003. This reduction in gross loss, excluding the impact of inventory reserves, is due to a higher percentage of the Company’s revenues coming from the Mixed Signal and Systems Solutions product lines. Both of these product lines earn higher gross margins than memory products.

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

Research and development expenses were $6.6 million or approximately 130% of net revenues for the first quarter of fiscal 2004. This compares to $4.5 million or approximately 105% of net revenues for the same quarter of fiscal 2003. The increase in spending is due primarily to increased headcount resulting from the acquisition of Chip Engines, increased depreciation as the result of additional CAD software investments, the amortization of technology licenses and other intangibles, and the impact of the consolidation of investee companies.

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

Selling, general and administrative expenses for the first quarter of fiscal 2004 were approximately $4.0 million or 79% of net revenues as compared to approximately $4.5 million or approximately 106% of net revenues in the first quarter of fiscal 2003. The decrease in selling, general and administrative expenses is due primarily to a reduction in headcount and the consolidation of facilities acquired as part of the PulseCore and Chip Engines acquisitions.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as a result of commission expense, which is dependent on the level of net revenues, and administrative costs related to complying with the requirements of Sarbanes-Oxley legislation.

Gain (Loss) on Investments

During the first quarter of fiscal 2004, the Company recorded a gain on the sale of 5 million shares of UMC common stock of $0.5 million and a write-down of approximately $1.3 million of restricted cash related to the Company’s investment in Platys which was subsequently acquired by Adaptec in fiscal 2001. During the first quarter of fiscal 2003, the Company recorded a gain on the sale of 15 million shares of UMC common stock of $11.7 million and a gain on the sale of all of its holdings of Magma common stock of $1.2 million. The Company recorded a net gain of $5.9 million relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse, Broadcom and Adaptec common stock of $6.7 million.

Write-down of Marketable Securities and Venture Investments

In the first quarter of fiscal 2004, as the loss in value of its investment was an “other-than-temporary” decline, the Company wrote down four of its Alliance Ventures investments and recognized pre-tax, non-operating losses of approximately $403,000. In the same quarter of fiscal 2003, the Company wrote down six of its Alliance Ventures investments and two of its Solar investments and recognized pre-tax, non-operating losses of approximately $8.5 million and $2.5 million, respectively.

Other Expense, Net

Other Expense, Net represents interest income from short-term investments, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first quarter of fiscal 2004, Other Expense, Net was approximately $911,000 compared to Other Expense, Net of approximately $792,000 in the first quarter of fiscal 2003. The increase in expense as compared to the first quarter of fiscal 2003 is due to withholding taxes on the UMC dividend shares offset by a decrease in interest expense and loss on disposal of fixed assets.

Benefit for Income Taxes

The Company’s income tax rate for the first quarter of fiscal 2004 was 1.6% and an income tax benefit of approximately $178,000 was recorded due to a net loss. The income tax rate for the first quarter of fiscal 2003 was 31.6% and an income tax benefit of approximately $6.2 million was recorded due to a net loss.

The decrease in the income tax rate for the first quarter of fiscal 2004 is due to a full valuation allowance which was recorded against the deferred tax asset resulting from the write-down of the Tower investment. The valuation allowance was taken due to sufficient uncertainties regarding the realization of the deferred tax asset.

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to the Company’s ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company’s proportionate share in the net losses of the equity investees of these venture funds was approximately $2.9 million, net of tax, for the first quarter of fiscal 2004. This compares to a loss of approximately $2.4 million, net of tax, for the first quarter of fiscal 2003. As these investee companies are in the development stage, the Company may incur additional losses in future periods.

Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on the Company’s future results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

Factors That May Affect Future Results

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

We are affected by a general pattern of product price decline and fluctuations, which has harmed, and may continue to harm, our business.

The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. During twelve of the past thirteen quarters, our business has been characterized by a fundamental slowdown in end-customer demand in all the markets our products serve. More specifically, our performance has been adversely affected by severe declines in end user demand for our memory products and average selling prices of all of our products. Although our net revenues increased by $0.8 million in the first quarter of fiscal 2004 from the same quarter in fiscal 2003, our net revenues decreased in fiscal 2003 by 30% compared to fiscal 2002, and decreased in fiscal 2002 by 87% compared to fiscal 2001. Historically, average selling prices for semiconductor products have declined and we expect that average selling prices will decline in the future. Declining average selling prices will also adversely affect the Company’s gross margin. Accordingly, our ability to maintain or increase revenues will be highly dependent on our ability to increase unit sales volume and reduce the per unit cost of our existing products and to successfully develop, introduce and sell new products. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenues or gross margin.

Our financial results could be adversely impacted if we fail to successfully develop, introduce, and sell new products and we have had limited success in doing so.

Like many semiconductor companies which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. During twelve of the past thirteen quarters, our business has been characterized by a fundamental slowdown in end customer demand in all the markets our products serve. More specifically, the Company’s performance in the first quarter of fiscal 2004, fiscal 2003, and fiscal 2002 was adversely affected by severe declines in end user demand for SRAM and DRAM memory products, which have traditionally represented the core of our business, and severe declines in average selling prices of all products. Although the Company has recently developed and sold mixed signal and systems solutions products to supplement the Company’s traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

A significant portion of our assets consists of securities that we have a limited ability to sell and which have experienced significant declines in value.

We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. Our investment in UMC represents our largest single asset. Of the 240.0 million shares of UMC common stock owned by us at June 30, 2003, approximately 56.7 million shares are subject to a “lock-up” or no-trade provision, and we have pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. Additionally, if the Company was forced to liquidate a significant portion of its UMC shares, the share price received on such a sale may be negatively impacted by the size of such a sale given the Company’s ownership position. In addition, contractual restrictions limit our ability to transfer the majority of our investments in Tower Semiconductor Ltd. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners we invest in start-up companies that are not traded on public markets. During the past several years, the investments in securities held by us experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. For example, during the second and third quarters of fiscal 2003, we recorded pre-tax, non-operating losses of $673,000 and $16.2 million on three of our investments. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. At June 30, 2003, a portion of the Company’s investment in Tower shares was classified as long-term. In addition, during the first six months of fiscal 2002, marketable securities held by us experienced significant declines in market value, and the Company recorded a pre-tax, non-operating loss of $288.5 million during the second quarter of fiscal 2002. In addition, we wrote down several of our Alliance Venture Management and Solar Venture Partners investments recognizing pre-tax, non-operating losses of approximately $0.4 million, $24.8 million, and $8.3 million for the first quarter of fiscal 2004 and all of fiscal 2003 and 2002, respectively. There can be no assurances that the Company’s investment in these securities will not decline further in value.

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

Among other factors, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002, fiscal 2003, and the first quarter of fiscal 2004. In addition, we experienced corresponding decreases in revenues and average selling prices across most of our product lines during fiscal 2002, fiscal 2003, and the first quarter of fiscal 2004 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. For example, in fiscal 2003 and 2002, the Company recorded pre-tax charges totaling approximately $6.3 million and $30.4 million, respectively, primarily to reflect an excess and a decline in market value of certain inventory. Although no such charges were recorded in the first quarter of fiscal 2004, there can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

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

The Company’s corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. In addition, the Company subcontracts its manufacturing to independent foundries. The Company has in the past experienced disruption of the operations at its foundries, and any future disruptions for any reason, including work stoppages, an additional outbreak of Severe Acute Respiratory Syndrome (“SARS”), fire, earthquakes, or other natural disasters could have a material adverse affect on the Company’s results of operations. One of the Company’s major foundry relationships is with UMC in the Hsin-Chu Science-Based Industrial Park in Taiwan. In 1997, a fire caused extensive damage to one of UMC’s foundries, not used by the Company, in the Hsin-Chu Science-Based Industrial Park. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company’s results of operations. If a major earthquake or other natural disaster occurs, we may require significant amounts of time and money to resume operations and we could suffer damages that could seriously harm our business and results of operation.

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

In order to finance strategic acquisitions and other general corporate needs, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. However, if our operating performance falls below expectations, we may need additional funds.

Liquidity and Capital Resources

At June 30, 2003, the Company had approximately $2.9 million in cash and cash equivalents, a decrease of approximately $4.4 million from March 31, 2003 and approximately $80.9 million in working capital, a decrease of approximately $2.8 million from $83.7 million at March 31, 2003.

The Company had short-term investments in marketable securities whose fair value at June 30, 2003 was $166.1 million, an increase of $17.4 million from $148.7 million at March 31, 2003.

During the first three months of fiscal 2004, operating activities provided cash of $7.2 million. This was primarily the result of a net loss of $13.0 million, an increase in inventory of $1.4 million, offset by an income tax refund of $15.2 million, equity in loss of investees of $2.9 million, the impact of non-cash items such as depreciation and amortization of $1.5 million, a decrease in related party receivable of $1.4 million, and loss on investments of $0.8 million.

During the first three months of fiscal 2003, operating activities used cash of $3.0 million. This was primarily the result of a net loss of $15.3 million, the impact of non-cash items such as gains on investments of $12.1 million, depreciation and amortization of $1.0 million, offset in part by equity in loss of investees of $2.4 million, write-down of inventory of $6.3 million, write-down of investments of $11.0 million, and a decrease in inventory of $5.4 million.

Investing activities used cash of $6.9 million during the first three months of fiscal 2004. This is primarily the result of a sale of marketable securities for $3.4 million, offset in part by an investment made in Tower for $3.6 million, purchases of Alliance Venture and other investments of $6.1 million, the purchase of a technology license for $350,000, and equipment purchases of $156,000.

Investing activities provided cash of $2.4 million during the first quarter of fiscal 2003. This is primarily the result of a sale of marketable securities for $28.3 million, offset in part by an investment made in Tower for $11.0 million, purchases of Alliance Venture and other investments of $11.1 million, and purchase of a technology license for $3.2 million.

Financing activities used cash of $4.8 million in the first three months of fiscal 2004. This is the result of a repayment of short-term debt of $4.8 million. Financing activities used cash of $19.8 million in the first quarter of fiscal 2003. This is the result of a repurchase of common stock of $22.2 million, offset in part by the release of restricted cash of $2.2 million.

On May 20, 2002, the Board of Directors approved by unanimous written consent an increase in the number of shares of the Company’s Common Stock that may be repurchased by the Company from four million to nine million shares. The Company repurchased zero and 2,331,400 shares of the Company’s Common Stock during the first quarter of fiscal 2004 and same quarter of fiscal 2003, respectively.

At June 30, 2003, the Company has $6.4 million available from a $45.0 million line of credit which is secured by 145 million shares of UMC common stock.

At June 30, 2003, the Company has restrictions on certain shares. The Company has 56.7 million UMC shares, with a value of $37.0 million, which are subject to a “lock up” or no trade provision. The Company has pledged 145 million UMC shares, with a value of $94.7 million, to secure a loan with Chinatrust. The Company has 5.7 million Tower shares, with a value of $18.0 million, which are restricted.

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

The following table summarizes our contractual obligations at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
Balance Sheet
(in thousands)

	Less
	than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short term Debt	$38,800	$—	$—	$—	$38,800
Capital Lease Obligations (including interest)	191	12	—	—	203
Long term Obligations (including short term portion)	—	979	11	—	990

	$38,991	$991	$11	$—	$39,993

Off-Balance Sheet

	Less
	than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	$1,828	$3,812	$88	$—	$5,728
Commitment to invest in Tower	7,400	—	—	—	7,400

	9,228	3,812	88	—	13,128

TOTAL	$48,219	$4,803	$99	$—	$53,121

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

Effective Transactions with Related and Certain Other Parties

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $75,000 in the first quarter of fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

In October 1999, the Company formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and 172,152 total Member Units outstanding.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the first quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $211,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first quarter of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first quarter of fiscal 2004.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 24 of the 38 total companies invested in by Alliance Venture Management’s investment funds.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy and Jon Minnis, have also invested in Solar. Solar has invested in 15 of the 38 total companies in which Alliance Venture Management’s fund’s have invested.

On May 18, 1998, the Company provided loans to C.N. Reddy and N. Damodar Reddy and one other director, Sanford Kane, aggregating $1.7 million. The Reddy’s loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to Sanford Kane was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to Sanford Kane was repaid in full at December 31, 1999. In 1999, 2000, and 2001, the loans to N. Damodar Reddy and C.N. Reddy were extended such that they became due on December 31, 2002. The loan to C.N. Reddy was repaid in full as of March 31, 2003 and the loan to N. Damodar Reddy was repaid in full as of June 30, 2003.

The related party receivable is $165,000 as of June 30, 2003 and is related to loans to various employees.

Item 3.
Quantitative and Qualitative Disclosure about Market Risks

The Company has exposure to the impact of foreign currency fluctuations and changes in market values of its investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the three months ended June 30, 2003. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments for trading purposes at June 30, 2003.

Derivative Instruments and Hedging Activities

The Company has no derivative instruments outstanding as of June 30, 2003. The Company may enter into such instruments in the future.

Investment Risk

As of June 30, 2003, the Company’s short-term investment portfolio consisted of marketable equity securities in UMC, Vitesse Semiconductor, Adaptec, Inc., and Tower Semiconductor. All of these securities are subject to market fluctuations. During fiscal 2003, the Company liquidated its positions in Chartered, PMC-Sierra, Magma, and Broadcom and settled the Broadcom hedge instrument. The Company also reclassified 1,111,321 ordinary shares of Tower from long-term to short-term in the fourth quarter of fiscal 2003 and is recording this investment as an available-for-sale marketable security in accordance with SFAS 115. As of June 30, 2003, the Company has 1,572,469 shares of Tower that are classified as short-term.

During the first six months of fiscal 2002, and the first nine months of fiscal 2003, marketable securities held by the Company experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. Management evaluated its investments in marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary on December 31, 2002, September 30, 2002, and September 30, 2001. As a result, the Company recorded pre-tax, non-operating losses of $16.2 million, $673,000, and $288.5 million in the third and second quarters of fiscal 2003, the second quarter of fiscal 2002, respectively.

The Company also has an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of June 30, 2003, the Company has 5,701,470 shares that are recorded as long-term. The Company reviews its long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, the Company recorded pre-tax, non-operating losses of $14.1 and $20.6 million, respectively, on its investment in Tower shares. As of June 30, 2003, the Company also had $4.4 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in Tower wafer credits recognizing a pre-tax, non-operating loss of approximately $9.5 million. The Company determined, at that time, that the value of these credits will not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company periodically evaluates its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, the Company settled its derivative contract on the Vitesse investment by delivering 490,000 shares to the brokerage firm holding the contract. During the first quarter of fiscal 2004, the Company settled its derivative contract on the Adaptec investment by delivering 362,173 shares to the brokerage firm holding the contract. The Company has not entered into any additional hedging transactions during fiscal 2003 nor the first quarter of fiscal 2004 but may do so in the future.

Foreign Currency Risk

Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

As of June 30, 2003, the Company owned approximately 240.0 million shares of UMC, a publicly traded Company in Taiwan. Since these shares are not tradable in the United States they are subject to foreign currency risk. The market value of these holdings on June 30, 2003, based on the price per share in NTD and the NTD/US dollar exchange rate of NTD 34.61 per US$ was US$156.7 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition, results of operations, and cash flows of the Company in the future.

Item 4.
Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, subject to the improvement of our internal controls described in Item 4(b) below.

(b) Changes in internal controls. In connection with their audit of the Company’s financial statements as of and for the year ended March 31, 2003, our independent accountants advised the Company that they had identified certain deficiencies in the Company’s internal control procedures that they considered to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. The independent accountants advised the Audit Committee in a letter dated April 28, 2003 that they identified certain deficiencies in the Company’s accounting and financial reporting infrastructure including the timeliness and quality of financial information from investment management and investee companies and the accounting for current and deferred income taxes. These matters have been discussed with the Audit Committee of the Board of Directors of the Company. To address the weaknesses, the Company has made certain additional operational reforms.

Part II - Other Information

Item 1.
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

On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commissions dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, names as defendants certain current and former officers and directors of the Company. The Company is named as a nominal defendant. Plaintiffs generally allege that the Company’s equity investments in venture funds managed by Alliance Venture Management, LLC, and related transactions by certain current and former officers and directors of the Company, give rise to claims against the defendants for breach of fiduciary duties, abuse of control, “gross mismanagement,” waste of corporate assets, and alleged violations of Cal. Corp. Code §25402. Plaintiffs seek, purportedly on behalf of the Company, declaratory, injunctive and other equitable relief, and compensatory, statutory and punitive damages. On May 20, 2003, the defendants and the Company demurred to the complaint on the grounds that plaintiff lacked standing to bring the action because he had not made a demand on the Company’s board of directors. A hearing on the demurrers is currently scheduled for September 23, 2003. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition and results of operations.

In July 2003, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower.

The Company has reviewed a copy of the complaint, believes it has meritorious defenses, and intends to defend vigorously against the claims asserted against it. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

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

Item 6.
Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2003

	31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2003

	32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated August 11, 2003

	32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 11, 2003

(b)	Reports on Form 8-K:

On April 29, 2003, we furnished a current report on Form 8-K which announced the Company’s financial results for the fiscal fourth quarter and year ended March 29, 2003 and certain other information. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Semiconductor Corporation

August 11, 2003	By:	/s/ N. Damodar Reddy

N. Damodar Reddy
Chairman of the Board, President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ronald K. Shelton

Ronald K. Shelton
Vice President Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2003

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated August 11, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 11, 2003