Form 10-Q
period 2003-09-27
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2003-11-10
CIK 913293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2003, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to ______________.

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

As of October 31, 2003, there were 35,147,106 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION
Form 10-Q
for the Quarter Ended September 27, 2003

Part I – Financial Information
ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$3,514	$7,358
Restricted cash	—	1,284
Short-term investments	199,247	148,711
Accounts receivable, net	2,749	2,058
Inventories	5,573	2,862
Related party receivables	196	1,282
Other current assets	3,993	3,872

Total current assets	215,272	167,427
Property and equipment, net	7,411	8,205
Investment in Tower Semiconductor (excluding short-term portion)	17,298	15,822
Alliance Ventures and other investments	39,401	38,319
Other assets	5,676	6,565
Goodwill	1,538	1,538
Intangible assets, net	5,840	7,305

Total assets	$292,436	$245,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$38,550	$43,560
Accounts payable	5,070	4,298
Accrued liabilities	3,969	3,569
Income taxes payable	15,750	4,520
Deferred income taxes	43,634	23,840
Current portion of long-term obligations	1,306	3,697
Current portion of long-term capital lease obligations	145	236

Total current liabilities	108,424	83,720
Commitments and contingencies (Note 14)
Long-term obligations	694	1,278
Long-term capital lease obligation	14	48
Deferred income taxes	1,627	—

Total liabilities	110,759	85,046

Minority interest in subsidiary companies	1,026	915

Stockholders’ equity:
Common stock	433	432
Additional paid-in capital	199,989	199,699
Treasury stock	(68,524)	(68,524)
Retained earnings	7,939	25,510
Accumulated other comprehensive income	40,814	2,103

Total stockholders’ equity	180,651	159,220

Total liabilities and stockholders’ equity	$292,436	$245,181

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$5,561	$4,096	$10,635	$8,394
Cost of revenues	4,218	15,061	7,463	30,075

Gross profit (loss)	1,343	(10,965)	3,172	(21,681)

Operating expenses:
Research and development	6,472	6,109	13,071	10,624
Selling, general and administrative	4,479	5,034	8,471	9,584

Total operating expenses	10,951	11,143	21,542	20,208

Loss from operations	(9,608)	(22,108)	(18,370)	(41,889)
Gain on investments	4,725	3,237	3,973	15,292
Write-down of marketable securities and venture investments	(555)	(7,930)	(958)	(18,931)
Other expense, net	(2,028)	(2,639)	(2,939)	(3,429)

Loss before income taxes, minority interest in consolidated subsidiaries, and equity in loss of investees	(7,466)	(29,440)	(18,294)	(48,957)
Benefit for income taxes	(5,784)	(9,430)	(5,962)	(15,600)

Loss before minority interest in consolidated subsidiaries and equity in loss of investees	(1,682)	(20,010)	(12,332)	(33,357)
Minority interest in consolidated subsidiaries	93	1,330	571	1,858
Equity in loss of investees	(2,951)	(2,999)	(5,810)	(5,443)

Net loss	($4,540)	($21,679)	($17,571)	($36,942)

Net loss per share
Basic	($0.13)	($0.56)	($0.50)	($0.94)

Diluted	($0.13)	($0.56)	($0.50)	($0.94)

Weighted average number of common shares
Basic and diluted	35,033	38,657	35,011	39,269

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	($17,571)	($36,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,085	2,106
Minority interest in subsidiary companies, net of tax	(571)	(1,858)
Bad debt expense	—	(23)
Equity in loss of investees, net of tax	5,810	5,443
Gain on investments	(3,973)	(15,292)
Other	1,009	2,802
Write-down of investments	958	18,931
Inventory write-down	—	6,338
Write-down of other assets	—	9,479
Changes in assets and liabilities:
Accounts receivable	(691)	969
Inventory	(2,711)	7,897
Related party receivables	1,086	20
Other assets	768	(1,718)
Accounts payable	772	4
Accrued liabilities and other long-term obligations	(362)	1,008
Deferred income tax	(1,888)	(11,427)
Income tax payable	11,230	(3,742)

Net cash used in operating activities	(3,049)	(16,005)

Cash flows from investing activities:
Purchase of property and equipment	(465)	(1,259)
Purchase of technology license	(350)	(3,150)
Proceeds from sale of investments	20,155	63,787
Investment in Tower Semiconductor Ltd.	(4,282)	(11,000)
Purchase of Alliance Venture and other investments	(11,010)	(2,957)

Net cash provided by investing activities	4,048	45,421

Cash flows from financing activities:
Net proceeds from exercise of stock options	291	65
Principal payments on lease obligations	(124)	(334)
Repurchase of common stock	—	(33,722)
Repayments of short-term borrowings	(5,010)	(12,550)
Restricted cash	—	5,685

Net cash used in financing activities	(4,843)	(40,856)

Net decrease in cash and cash equivalents	(3,844)	(11,440)
Cash and cash equivalents at beginning of the period	7,358	23,560

Cash and cash equivalents at end of the period	$3,514	$12,120

Supplemental disclosure of cash flow information:
Cash received for income taxes	$15,311	$443

Cash paid for interest	$1,298	$1,041

Restricted cash write-down	$1,284	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (“Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2003.

For purposes of presentation, the Company has indicated the first six months of fiscal 2004 and 2003 as ending on September 30; whereas, in fact, the Company’s fiscal quarters ended on September 27, 2003 and September 28, 2002, respectively. The financial results for the second quarter of fiscal 2004 and 2003 were reported on a 13-week quarter. Certain prior year and period amounts have been reclassified to conform to current presentations.

The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, and the Company makes no representations related thereto.

Note 2. Stock-Based Compensation

At September 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors Plan and its ESPP, the Company’s pro forma net loss and pro forma net loss per share for the three and six months ended September 30, 2003 and September 30, 2002, would have been as follows (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	($4,540)	($21,679)	($17,571)	($36,942)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(502)	(432)	(840)	(864)

Pro forma net loss:	($5,042)	($22,111)	($18,411)	($37,806)

Earnings per share:
Basic – as reported	($0.13)	($0.56)	($0.50)	($0.94)

Basic – pro forma	($0.14)	($0.57)	($0.53)	($0.96)

Diluted – as reported	($0.13)	($0.56)	($0.50)	($0.94)

Diluted – pro forma	($0.14)	($0.57)	($0.53)	($0.96)

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the three months ended September 30, 2003 and September 30, 2002 was $2.27, and $3.64, respectively. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the six months ended September 30, 2003 and September 30, 2002 was $2.02, and $5.64, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002

Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.1%	3.4%	2.9%	3.9%
Volatility	60.6%	102.4%	53.2%	78.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Note 3. Balance Sheet Components

Short-term Investments

Short-term investments include the following available-for-sale securities at September 30, 2003 and March 31, 2003 (in thousands):

	September 30, 2003		March 31, 2003

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	227,423	$189,199	244,959	$142,268
Adaptec, Inc.	154	1,183	517	3,157
Tower Semiconductor Ltd.	2,002	8,270	1,111	3,067
Vitesse Semiconductor Corporation	95	595	95	219

		$199,247		$148,711

Long-term Investments

At September 30, 2003 and March 31, 2003, the Company’s long-term investments were as follows (in thousands):

	September 30, 2003		March 31, 2003

	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis

Tower Semiconductor Ltd.	5,500	$17,298	4,956	$15,822
Alliance Ventures investments		35,751		34,131
Solar Venture investments		3,650		4,188

		$56,699		$54,141

Inventories

	September 30,	March 31,
	2003	2003

	(in thousands)
Inventory:
Work in process	$2,356	$1,721
Finished goods	3,217	1,141

	$5,573	$2,862

Goodwill and Intangible Assets

September 30, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(906)	$686
Technology license	3,500	(1,341)	2,159
Acquired workforce	2,975	(992)	1,983
Tradename	109	(62)	47
Patents	1,403	(438)	965
Goodwill	1,538	—	1,538

	$11,117	$(3,739)	$7,378

March 31, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

	(in thousands)
Developed technology	$1,592	$(641)	$951
Technology license	3,150	(787)	2,363
Acquired workforce	2,975	(248)	2,727
Tradename	109	(44)	65
Patents	1,403	(204)	1,199
Goodwill	1,538	—	1,538

	$10,767	$(1,924)	$8,843

The amortization of intangible assets was $922, $435, $1,815, and $607 for the three months ended September 30, 2003 and 2002 and for the six months ended September 30, 2003 and 2002, respectively. The estimated amortization of intangible assets is $1,845, $3,298, $668, and $29 for the remainder of fiscal year 2004 and for the years ended March 31, 2005, 2006, and 2007, respectively.

Accumulated Other Comprehensive Income

September 30, 2003:

	Unrealized		Net Unrealized
	Gain	Tax Effect	Gain

	(in thousands)
United Microelectronics Corporation	$64,624	$(26,043)	$38,581
Tower Semiconductor Ltd.	1,916	(772)	1,144
Vitesse Semiconductor Corporation	528	(213)	315
Adaptec, Inc.	1,296	(522)	774

	$68,364	$(27,550)	$40,814

March 31, 2003:

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

	(in thousands)
United Microelectronics Corporation	$2,795	$(1,126)	$1,669
Tower Semiconductor Ltd.	(481)	194	(287)
Vitesse Semiconductor Corporation	153	(62)	91
Adaptec, Inc.	1,056	(426)	630

	$3,523	$(1,420)	$2,103

Note 4. Investment in United Microelectronics Corporation

At September 30 2003, the Company owned approximately 227.4 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.5% ownership. At March 31, 2003, the Company owned approximately 245.0 million shares of UMC common stock, representing approximately 1.7% ownership. The Company received a stock dividend of approximately 9.5 million shares of UMC common stock in July 2003.

Of the 227.4 million shares of UMC common stock owned by Alliance at September 30, 2003, approximately 28.3 million shares are subject to a “lock-up” or no-trade provision and will become available for sale in January 2004. The Company accounts for its investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the second quarter of fiscal 2004, the Company sold 22.0 million shares of UMC common stock for $16.8 million and recorded a pre-tax, non-operating gain of $4.7 million. During the first six months of fiscal 2004, the Company sold 27.0 million shares of UMC common stock, received proceeds of $20.2 million, and recorded a pre-tax, non-operating gain of $5.3 million.

As of September 30, 2003, the Company had pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. See Note 11.

UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Note 5. Investment in Vitesse Semiconductor Corporation

At September 30, 2003, the Company owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

Vitesse’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Vitesse common stock held by the Company, there can be no assurance that the Company’s investment in Vitesse will maintain its value.

Note 6. Investment in Adaptec, Inc.

At September 30, 2003, the Company owned 154,444 shares of Adaptec, Inc. (“Adaptec”). The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

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

Note 7. Investment in Tower Semiconductor Ltd.

At September 30, 2003, the Company owned 7,502,485 ordinary shares of Tower Semiconductor Ltd. (“Tower”) of which 2,002,343 shares were classified as short-term and accounted for as an available for sale marketable security in accordance with SFAS 115. A total of 794,995 of these shares were acquired as part of a Tower rights offering in which the Company participated during the third quarter of fiscal 2003. These shares can be transferred at the Company’s discretion subject to certain “rights of first refusal” which are held by the other participants in the original Tower Share Purchase Agreement. These rights do not preclude the Company from being able to transfer these shares at its discretion. As part of the rights offering, the Company also received warrants to purchase a total of 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006. The remaining 6,707,490 ordinary shares of Tower held by the Company were purchased in accordance with the original Tower Share Purchase Agreement executed in January 2001. A total of 1,207,348 of these shares are classified as short-term. In May 2003, the Company paid $3.6 million to Tower Semiconductor in accordance with the terms of the amended share purchase agreement between the two companies and received an additional 1,206,839 ordinary shares of Tower at a purchase price of $2.98 per share. In August 2003, the Company paid $682,000 to Tower in accordance with the terms of the amended share purchase agreement and received an additional 228,546 ordinary shares of Tower at a purchase price of $2.98 per share. The original Tower Share Purchase Agreement allows for limited share transfers after the Initial Restricted Period ends in January 2004. During the period between January 2004 and January 2006 (the “Subsequent Restricted Period”), the Company may transfer no more than 6% of its shares in any quarter on a cumulative basis and no more than 48% of its shares by the end of this period. These restrictions only apply to shares acquired as part of the original Tower Share Purchase Agreement.

In the quarter ended December 31, 2002, the Company wrote down its investment in Tower shares recognizing a pre-tax, non-operating loss of approximately $14.1 million. As of September 30, 2003, the Company also held $4.4 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. In the quarter ended September 30, 2002, the Company wrote off a portion of its investment in wafer credits with Tower recognizing a pre-tax, operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits will not be realized given the Company’s sales forecast of product to be manufactured at Tower. The Company has an option to convert the remaining $4.4 million of wafer credits to equity in January 2006. There can be no assurances that the Company’s investment in Tower and Tower wafer credits will not decline further in value.

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

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding.

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the second quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $219,725. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first six months of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first six months of fiscal 2004.

After Alliance Ventures I was formed, the Company contributed all its then current investments, except Chartered, UMC and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of September 30, 2003, Alliance Ventures I, the focus of which is investing in networking and communication start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of September 30, 2003, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $44.4 million in 13 companies, with a total fund allocation of $100.0 million. As of September 30, 2003, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market areas, has invested $38.1 million in eight companies, with a total fund allocation of $40.0 million. As of September 30, 2003, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communication market areas, has invested $24.9 million in ten companies, with a total fund allocation of $60.0 million. In the second quarter of fiscal 2004, the Company invested $6.1 million in Alliance Ventures investee companies.

In the second quarter of fiscal 2004 and 2003, respectively, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $468,000 and $4.5 million, respectively. During the first six months of fiscal 2004 and 2003, the Company wrote-down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of $871,000 and $13.0 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in the net losses of Alliance Ventures investee companies was approximately $2.7 million and $2.8 million, net of tax, for the second quarter of fiscal 2004 and 2003, respectively. During the first six months of fiscal 2004 and 2003, the total equity in the net losses of Alliance Ventures investee companies was approximately $5.3 million and $5.0 million, net of tax, respectively.

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

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 24 of the 38 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. The Company acquired Chip Engines, Inc. (“Chip Engines”) in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full and approximately $22,000 of accrued interest to Galaxy according to the terms of the note.

Note 9. Investment in Solar Venture Partners, LP

Through September 30, 2003, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of September 30, 2003, the Company held a 73% interest in Solar.

Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the second quarter of fiscal 2004 and 2003, the Company recorded equity in loss of investees of approximately $250,000 and $183,000, net of tax, respectively. During the first six months of fiscal 2004 and 2003, the total equity in the net losses of Solar investee companies was $489,000 and $440,000, net of tax, respectively. During the second quarter of fiscal 2004 and 2003, the Company recorded write-downs on its Solar investments of $87,000 and $2.8 million respectively. During the first six months of fiscal 2004 and 2003, the Company recorded write-downs on its Solar investments of $87,000 and $5.3 million, respectively.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 15 of the 38 total companies in which Alliance Venture Management’s funds have invested.

Note 10. Derivative Instruments and Hedging Activities

During fiscal 2003, the Company held investments in Broadcom Corporation (“Broadcom”), Vitesse, and Adaptec that were hedged using derivative instruments to help reduce the potential volatility in fair value of the investments, all of which were settled by the end of the first quarter of fiscal 2004. The Company has used cashless collars, which are combinations of option contracts and forward sales contracts, to hedge this risk. The hedge on the Adaptec investment was settled during the first quarter of fiscal 2004. The hedge on the Broadcom investment was settled during the second quarter of fiscal 2003 and the hedge on the Vitesse investment was settled during the fourth quarter of fiscal 2003.

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

During fiscal 2003, the Company recorded a gain of $3.7 million relating to the Vitesse hedge instrument, offset by a loss of $3.7 million on the hedged Vitesse investment. The Company also recorded a gain of $2.1 million relating to the Adaptec hedge instrument and a loss of $2.6 million on the hedged Adaptec investment. Before exercising its put option, the Company recorded a gain of $1.1 million for the Broadcom derivative offset by a loss on its Broadcom investment of $1.4 million in fiscal 2003.

Note 11. Short-term borrowings

At September 30, 2003, the Company had total short-term borrowings of $38.6 million. At March 31, 2003, the Company had short-term borrowings totaling $43.6 million.

In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd (“Chinatrust”) to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. At that time, the loan was secured by UMC stock held by the Company with the aggregate value at least 250% of the outstanding loan balance, earned interest at LIBOR plus 2.5%, and matured on January 21, 2003. Prior to the original maturation date, the Company and Chinatrust agreed to extend the loan until March 4, 2003. At that time, both the Company and

Chinatrust agreed to extend the loan until March 2, 2004 (the “Maturity Date”) and reduced the principal amount the Company may borrow to $45.0 million. The principal is due on the Maturity Date and interest is payable every three months for the term of the loan. The Company incurred interest expense of approximately $318,000 on this loan during the second quarter of fiscal 2004 and $642,000 during the first six months of fiscal 2004. In the revised loan agreement, the provision for funds to be held in escrow as collateral for accrued interest was eliminated. The loan continues to be secured by shares of UMC common stock held by the Company with a minimum aggregate value of 230% of the outstanding loan balance. The loan now accrues interest at LIBOR plus 2.0%. As of September 30, 2003, the Company had an outstanding loan balance of $38.6 million, had pledged 145 million shares of UMC worth $120.6 million against the loan balance, and had no funds held in escrow that were classified as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance as of September 30, 2003. The outstanding loan balance was $38.6 million as of March 31, 2003.

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

The Company acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full and approximately $22,000 of accrued interest to Galaxy according to the terms of the note.

Note 12. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	($4,540)	($21,679)	($17,571)	($36,942)
Unrealized gains (losses) on marketable securities, net of deferred taxes of ($17,645) and ($26,130) for three and six months ended September 30, 2003 and $49,067 and $92,020 for three and six months ended September 30, 2002	26,143	(71,781)	38,711	(136,373)

Comprehensive income (loss)	$21,603	($93,460)	$21,140	($173,315)

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

Note 13. Net Loss Per Share

Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

The computations for basic and diluted EPS are presented below (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	($4,540)	($21,679)	($17,571)	($36,942)

Weighted average shares outstanding	35,033	38,657	35,011	39,269

Net loss per share:
Basic	($0.13)	($0.56)	($0.50)	($0.94)

Diluted	($0.13)	($0.56)	($0.50)	($0.94)

The following are not included in the above calculation, as they were considered anti-dilutive:

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Employee stock options outstanding	1,707	2,144	1,867	2,079

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

Note 15. Benefit for Income Taxes

For the three months ended September 30, 2003 and 2002, the Company recorded an income tax benefit of $5.8 million and $9.4 million, respectively, on a pre-tax loss before minority interest in consolidated subsidiaries and equity in loss of investees. For the six months ended September 30, 2003 and 2002, the Company recorded an income tax benefit of $6.0 million and $15.6 million, respectively, on a pre-tax loss before minority interest in consolidated subsidiaries and equity in loss of investees.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

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

Note 17. Legal Matters

In July 1998, the Company learned that a default judgment was entered against it in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and the Company’s Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commissions dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, names as defendants certain current and former officers and directors of the Company. The Company is named as a nominal defendant. Plaintiffs generally allege that the Company’s equity investments in venture funds managed by Alliance Venture Management, LLC, and related transactions by certain current and former officers and directors of the Company, give rise to claims against the defendants for breach of fiduciary duties, abuse of control, “gross mismanagement,” waste of corporate assets, and alleged violations of Cal. Corp. Code §25402. Plaintiffs seek, purportedly on behalf of the Company, declaratory, injunctive and other equitable relief, and compensatory, statutory and punitive damages. On May 20, 2003, the defendants and the Company demurred to the complaint on the grounds that plaintiff lacked standing to bring the action because he had not made a demand on the Company’s board of directors. A hearing on the demurrers is currently scheduled for December 16, 2003. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition and results of operations.

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

Note 18. Investment Company Act of 1940

Because of the appreciation in value over the past few years of the Company’s investments, including its strategic wafer manufacturing investments, the Company believes that it could be viewed as holding a larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

Note 19. Related Party Transactions

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $125,000 during the first six months of fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

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

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the second quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $219,725. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first six months of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first six months of fiscal 2004.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 24 of the 38 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. The Company acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full and approximately $22,000 of accrued interest to Galaxy according to the terms of the note.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 15 of the 38 total companies in which Alliance Venture Management’s funds have invested.

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

The related party receivable is $196,000 as of September 30, 2003 and is related to loans to various employees.

Note 20. Segment Reporting

The Company has one operating segment, which is to design, develop, and market high-performance memory, mixed signal, and systems solutions products.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report, and in Item 1 (entitled “Business”) of Part I and in Item 7 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003 filed with the Securities and Exchange Commission on June 27, 2003, and the subsequent Quarterly Report on Form 10-Q for the quarter ending June 30, 2003. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

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

Inventory Valuation

Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded no charges relating to inventory write-downs in the second quarter of fiscal 2004 and 2003, respectively. The Company recorded charges of $0 and $6.3 million during the first six months of fiscal 2004 and 2003, respectively.

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

Valuation of Alliance Ventures and Solar Investments

We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. As a result of management’s analysis of these venture investments, the Company recorded pre-tax, non-operating impairment charges of $555,000 and $7.3 million related to Alliance Ventures and Solar Venture Partners in the second quarter of fiscal 2004 and fiscal 2003, respectively, and $958,000 and $18.3 million during the first six months of fiscal 2004 and fiscal 2003, respectively.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

Results of Operations

The percentage of net revenues represented by certain line items in the Company’s consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	100%	100%	100%	100%
Cost of revenues	76	368	70	358

Gross profit (loss)	24	(268)	30	(258)
Operating expenses:
Research and development	116	149	123	127
Selling, general and administrative	81	123	80	114

Total operating expenses	197	272	203	241

Loss from operations	(173)	(540)	(173)	(499)
Gain on investments	85	79	37	182
Write-down of marketable securities and venture investments	(10)	(194)	(9)	(225)
Other expense, net	(37)	(64)	(27)	(41)

Loss before income taxes, minority interest in consolidated subsidiaries, and equity in loss of investees	(135)	(719)	(172)	(583)
Benefit for income taxes	(104)	(230)	(56)	(186)

Loss before minority interest in consolidated subsidiaries and equity in loss of investees	(31)	(489)	(116)	(397)
Minority interest in consolidated subsidiaries	2	33	6	22
Equity in loss of investees	(53)	(73)	(55)	(65)

Net loss	(82%)	(529%)	(165%)	(440%)

Net Revenues

The Company’s net revenues for the second quarter of fiscal 2004 were $5.6 million, an increase of $1.5 million or approximately 36% from the same quarter of fiscal 2003. This increase in net revenues was due to a $0.6 million increase in net revenues in the Company’s Systems Solutions business unit, a $0.6 million increase in net revenues in the Company’s Mixed Signal business unit, and a $0.3 million increase in memory product (SRAM and DRAM) net revenues. The increase in memory product revenues is due to a 6% increase in unit sales and a 3% increase in ASPs. The Company’s total net revenues for the first six months of fiscal 2004 were $10.6 million, an increase of $2.2 million, or 27%, from the first six months of fiscal 2003. This year over year increase is primarily due to a $1.3 million increase in System Solutions net revenue and a $1.0 million increase in Mixed Signal net revenue. This was offset by a $0.1 million decrease in memory product revenue due to a 7% decrease in units offset by a 6% increase in average selling prices (“ASPs”). Revenues generated by the Company’s Mixed Signal business unit resulted principally from the acquisition of PulseCore during fiscal 2002. Revenues generated by the Company’s Systems Solutions business unit results primarily from products incorporating technology licensed from API during fiscal 2003.

The Company’s Systems Solutions net revenues for the second quarter of fiscal 2004 were $0.9 million, an increase of $0.6 million or approximately 185% from the same quarter of fiscal 2003 due primarily to a 217% increase in unit sales offset by a 23% decrease in ASPs. The Company’s Systems Solutions net revenues for the first six months of fiscal 2004 were $1.7 million, an increase of $1.3 million, or 328%, from the first six months of fiscal 2003. This year over year increase is primarily due to a 397% increase in units shipped offset by a 20% decrease in ASPs.

The Company’s Mixed Signal net revenues for the second quarter of fiscal 2004 were $1.1 million, an increase of $0.6 million or approximately 138% from the same quarter of fiscal 2003 due primarily to a 194% increase in unit sales offset by a 19% decrease in ASPs. The Company’s Mixed Signal net revenues for the first six months of fiscal 2004 were $1.8 million, an increase of $1.0 million, or 130%, from the first six months of fiscal 2003. This year over year increase is primarily due to a 185% increase in units shipped offset by a 19% decrease in ASPs.

The Company’s DRAM net revenues for the second quarter of fiscal 2004 were $1.3 million, an increase of $0.1 million or approximately 6% from the same quarter of fiscal 2003. Unit sales for the second quarter increased 6% from the same quarter of fiscal 2003 with no change in ASPs. The Company’s DRAM net revenues for the first six months of fiscal 2004 were $2.9 million, a decrease of $0.5 million, or 15%, from the first six months of fiscal 2003. This year over year decrease is primarily due to a 22% decrease in units shipped offset by a 9% increase in ASPs.

The Company’s SRAM net revenues for the second quarter of fiscal 2004 were $2.3 million, an increase of $0.2 million or approximately 11% from the same quarter of fiscal 2003 due primarily to a 5% increase in unit sales and a 5% increase in ASPs. The Company’s SRAM net revenues for the first six months of fiscal 2004 were $4.2 million, an increase of $0.4 million, or 11%, from the first six months of fiscal 2003. This year over year increase is primarily due to a 13% increase in units shipped offset by a 1% decrease in ASPs.

For the second quarter of fiscal 2004, one customer accounted for approximately 10% of the Company’s net revenues. For the second quarter of fiscal 2003, one customer accounted for approximately 11% of the Company’s net revenues. For the first six months of fiscal 2004, one customer accounted for approximately 11% of the Company’s net revenues. For the first six months of fiscal 2003, one customer accounted for approximately 11% of the Company’s net revenues.

Net revenues to the non-PC segment of the market were approximately $4.8 million or 87% of total net revenues for the second quarter of fiscal 2004 compared to $3.4 million or 83% of total net revenues for the second quarter of fiscal 2003. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics. During the first six months of fiscal 2004, non-PC segment net revenues were approximately $9.4 million or 89% of total net revenues compared to $6.6 million or 79% of total net revenues for the first six months of fiscal 2003.

International net revenues for the second quarter of fiscal 2004 were approximately 70% of the Company’s net revenues compared to approximately 64% for the same quarter of fiscal 2003. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues were $3.9 million in the second quarter of fiscal 2004 compared to $2.6 million in the second quarter of fiscal 2003. The Company’s international net revenues were 65% of total net revenues for the first six months of fiscal 2004 compared to 70% for the first six months of fiscal 2003. In absolute dollars, international net revenues were $6.9 million in the first six months of fiscal 2004 compared to $5.9 million in the first six months of fiscal 2003.

Generally, the markets for the Company’s products are characterized by volatile supply and demand conditions, rapid technological change and product obsolescence and fierce competition. These conditions could require the Company to make significant shifts in its product mix in a relatively short period of time. These changes involve risks, including, among others, constraints or delays in timely deliveries of products from the Company’s suppliers; lower than anticipated wafer manufacturing yields; lower than expected throughput from assembly and test suppliers; and less than anticipated demand and selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on the Company’s results of operations.

Gross Profit (Loss)

The Company’s gross profit for the second quarter of fiscal 2004 was $1.3 million or approximately 24% of net revenues compared to a gross loss of $11.0 million or approximately 268% of net revenues for the same quarter of fiscal 2003. During the second quarter of fiscal 2004, the Company reduced its inventory reserves by approximately $4.9 million due to the sales of previously reserved memory products. During the second quarter of fiscal 2003, the Company reduced its inventory reserves by approximately $2.9 million due to the sales of previously reserved memory products. This action helped the Company increase its gross margin. The Company will continue to release reserves as it sells through previously reserved products. As of September 30, 2003, the Company has approximately $26.9 million of memory products that have been previously reserved. The Company’s gross profit for the first six months of fiscal 2004 was $3.2 million or 30% of net revenues compared to a gross loss of $21.7 million or 258% of net revenues for the same period during fiscal 2003. During the first six months of fiscal 2004, the Company reduced its inventory reserves by approximately $10.5 million. This compares to a reduction of inventory reserves of approximately $2.9 million, offset by an inventory write-down of $6.3 million taken during the first six months of fiscal 2003. These inventory write-downs were due to a reduction in end user demand and severe downward pricing pressure for memory products. During the second quarter of fiscal 2003, the Company also wrote-off $9.5 million of prepaid wafer credits resulting from its investment in Tower. The Company had determined that the value of these credits would not be realized given the Company’s sales forecast of products scheduled to be manufactured at Tower. There can be no assurance that the Company’s investment in Tower wafer credits will not continue to decline in value.

The gross loss, excluding the benefit for the release of inventory reserves, was approximately $3.6 million, or approximately 64% of net revenues, for the second quarter of fiscal 2004. This compares to a gross loss, excluding the benefit for the release of inventory reserves, of $13.9 million, or approximately 339% of net revenues, for the second quarter of fiscal 2003. This reduction in gross loss, excluding the impact of inventory reserves, is due to a higher percentage of the Company’s net revenues coming from the Mixed Signal and Systems Solutions product lines. Both of these product lines earn higher gross margins than memory products. The Company’s gross loss, excluding the benefit for the release of inventory reserves, for the first six months of fiscal 2004 was $7.3 million or 69% of net revenues compared to a gross loss, excluding the net additional inventory write-downs, of $18.3 million or 218% of net revenues for the same period during fiscal 2003.

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

During the second quarter of fiscal 2004, the Company began volume production of certain synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for such products. There can be no assurance that the Company will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on the Company’s gross profit in future quarters.

Research and Development

Research and development expenses consist primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, wafer masks and tooling costs, and test wafers.

Research and development expenses were $6.5 million or approximately 116% of net revenues for the second quarter of fiscal 2004. This compares to $6.1 million or approximately 149% of net revenues for the same quarter of fiscal 2003. The increase in spending is due primarily to increased depreciation as the result of additional CAD software investments, the amortization of technology licenses and other intangibles, increased masks and tooling expenses, and the impact of the consolidation of investee companies. Research and development expenses were $13.1 million or 123% of net revenues for the first six months of fiscal 2004 compared to $10.6 million or 127% of net revenues for the comparable period during fiscal 2003. This year to year increase is due to primarily to increased headcount resulting from the acquisition of Chip Engines, increased depreciation as the result of additional CAD software investments, the amortization of technology licenses and other intangibles, and the impact of the consolidation of investee companies.

The Company believes that investments in research and development are necessary to remain competitive in the marketplace and, accordingly, research and development expenses may increase in absolute dollars in future periods due to an increase in research and development personnel, an increase in mask costs associated with releasing newly developed products to production, and to the extent that the Company acquires new technologies to diversify its existing product bases.

Selling, General and Administrative

Selling, general and administrative expenses include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses for the second quarter of fiscal 2004 were approximately $4.5 million or 81% of net revenues as compared to approximately $5.0 million or approximately 123% of net revenues in the second quarter of fiscal 2003. The decrease in selling, general and administrative expenses is due primarily to a reduction in headcount and the consolidation of facilities acquired as part of the PulseCore and Chip Engines acquisitions. Selling, general and administrative expenses for the first six months of fiscal 2004 were approximately $8.5 million or 80% of net revenues as compared to approximately $9.6 million or approximately 114% of net revenues for the comparable period of fiscal 2003. The decrease in selling, general and administrative expenses is due primarily to a reduction in headcount and the consolidation of facilities acquired as part of the PulseCore and Chip Engines acquisitions.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as a result of commission expense, which is dependent on the level of net revenues, legal fees associated with defending certain lawsuits, and administrative costs related to complying with the requirements of Sarbanes-Oxley legislation.

Gain on Investments

During the second quarter of fiscal 2004, the Company recorded a gain on the sale of 22.0 million shares of UMC common stock of $4.7 million. During the second quarter of fiscal 2003, the Company recorded a gain on the sale of 31.1 million shares of UMC common stock of $8.3 million, a loss on the sale of 924,000 shares of Adaptec common stock of $5.4 million, a loss on the sale of 143,000 shares of Vitesse common stock of $912,000, a loss on the sale of 68,000 shares of PMC-Sierra common stock of $274,000, a gain on the sale of 75,000 shares of Broadcom common stock of $1.2 million, and a write-down of approximately $300,000 of restricted cash related to the Company’s investment in Platys which was subsequently acquired by Adaptec in fiscal 2001. During the second quarter of fiscal 2003, the Company recorded a net gain of $2.9 million relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse, Broadcom and Adaptec common stock of $2.3 million.

During the first six months of fiscal 2004, the Company recorded a gain on the sale of 27.0 million shares of UMC common stock of $5.3 million and a write-down of approximately $1.3 million of restricted cash related to the Company’s investment in Platys which was subsequently acquired by Adaptec in fiscal 2001. During the first six months of fiscal 2003, the Company recorded a gain on the sale of 46.1 million shares of UMC common stock of $20.0 million, a loss on the sale of 924,000 shares of Adaptec common stock of $5.4 million, a loss on the sale of 143,000 shares of Vitesse common stock of $912,000, a loss on the sale of 68,000 shares of PMC-Sierra common stock of $274,000, a gain on the sale of 75,000 shares of Broadcom common stock of $1.2 million, a gain on the sale of 360,244 shares of Magma common stock of $1.2 million and a write-down of approximately $300,000 of restricted cash related to the Company’s investment in Platys which was subsequently acquired by Adaptec in fiscal 2001. The restricted cash asset will not be realized as a result of litigation related to the Platys acquisition that was settled during the first quarter of fiscal 2004. During the first six months of fiscal 2003, the Company recorded a net gain of $8.8 million relating to the derivative contracts, offset by the change in value of the hedged shares of Vitesse, Broadcom and Adaptec common stock of $9.0 million.

Write-down of Marketable Securities and Venture Investments

In the second quarter of fiscal 2004, as the loss in value of its investment was an “other-than-temporary” decline, the Company wrote down two of its Alliance Ventures investments and one of its Solar investments and recognized pre-tax, non-operating losses of approximately $555,000. In the same quarter of fiscal 2003, the Company wrote down two of its Alliance Ventures investments and four of its Solar investments and recognized pre-tax, non-operating losses of approximately $4.5 million and $2.8 million, respectively. The Company also recorded an “other-than-temporary” write-down of $673,000 on its investment in Vitesse common stock during the second quarter of fiscal 2003. During the first six months of fiscal 2004, the Company recorded write-downs on its Alliance Ventures and Solar investments of $958,000. During the first six months of fiscal 2003, the Company recorded write-downs of $18.3 million on its Alliance Ventures and Solar investments in addition to the $673,000 write-down on its investment in Vitesse common stock.

Other Expense, Net

Other expense, net represents interest income from short-term investments, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the second quarter of fiscal 2004, other expense, net was approximately $2.0 million compared to other expense, net of approximately $2.6 million in the second quarter of fiscal 2003. The decrease in expense as compared to the second quarter of fiscal 2003 is due to a decrease of foreign tax liability related to withholding taxes on the UMC stock dividend from $1.8 million to $1.4 million as well as decreased interest expense and bank fees from $869,000 to $582,000. In the first six months of fiscal 2004, other expense, net was approximately $2.9 million compared to other expense, net of approximately $3.4 million in the first six months of fiscal 2003. The decrease in expense as compared to the first six months of fiscal 2003 is due to a decrease in interest expense from $1.1 million to $640,000 offset by an increase of foreign tax liability related to withholding taxes on the UMC stock dividend from $1.5 million to $1.7 million. The Company also recorded a loss of $225,000 for the disposal of some fixed assets during the first six months of fiscal 2003.

Benefit for Income Taxes

The Company’s effective income tax rate for the first six months of fiscal 2004 was 32.6% and an income tax benefit of approximately $6.0 million was recorded due to a net loss. The effective income tax rate for the second quarter of fiscal 2003 was 31.9% and an income tax benefit of approximately $15.6 million was recorded due to a net loss.

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to the Company’s ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company’s proportionate share in the net losses of the equity investees of these venture funds was approximately $3.0 million, net of tax, for the second quarter of fiscal 2004. This compares to a loss of approximately $3.0 million, net of tax, for the second quarter of fiscal 2003. During the first six months of fiscal 2004 and 2003, the total equity in the net losses of Alliance Ventures and Solar investee companies was $5.8 million and $5.4 million, net of tax, respectively. As these investee companies are in the development stage, the Company may incur additional losses in future periods.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

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

Factors That May Affect Future Results

In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

We are affected by a general pattern of product price decline and fluctuations, which has harmed, and may continue to harm, our business.

The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. During twelve of the past fourteen quarters, our business has been characterized by a fundamental slowdown in end-customer demand in all the markets our products serve. More specifically, our performance has been adversely affected by severe declines in end user demand for our memory products and average selling prices of all of our products. Although our net revenues increased by $1.5 million or 36% in the second quarter of fiscal 2004 from the same quarter in fiscal 2003, principally because of improved performance in our Company’s Mixed Signal and Systems Solutions business units, both of which have a limited operating history and supplement the SRAM and DRAM memory products that have traditionally represented the core of our business, our net revenues decreased in fiscal 2003 by 30% compared to fiscal 2002, and decreased in fiscal 2002 by 87% compared to fiscal 2001. Historically, average selling prices for semiconductor products have declined and we expect that average selling prices will decline in the future. Declining average selling prices will also adversely affect the Company’s gross margin. Accordingly, our ability to maintain or increase revenues will be highly dependent on our ability to increase unit sales volume and reduce the cost per unit of our existing products and to successfully develop, introduce and sell new products. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenues or gross margin.

Our financial results could be adversely impacted if we fail to successfully develop, introduce, and sell new products and we have had limited success in doing so.

Like many semiconductor companies which frequently operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. During twelve of the past fourteen quarters, our business has been characterized by a fundamental slowdown in end customer demand in all the markets our products serve. More specifically, the Company’s performance in the first two quarters of fiscal 2004, all of fiscal 2003, and all of fiscal 2002 were adversely affected by weak end user demand for SRAM and DRAM memory products, which have traditionally represented the core of our business, and severe declines in the average selling prices of many products. Although the Company has recently developed and sold mixed signal and systems solutions products to supplement the Company’s traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. During the second quarter of fiscal 2004, the Company began volume production of certain synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for such products. There can be no assurance that the Company will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on the Company's gross profit in future quarters. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

A significant portion of our assets consists of securities that we have a limited ability to sell and which have experienced significant declines in value.

We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. Our investment in UMC represents our largest single asset. Of the 227.4 million shares of UMC common stock owned by us at September 30, 2003, approximately 28.3 million shares are subject to a “lock-up” or no-trade provision, and 145 million shares are pledged to secure a loan with Chinatrust Commercial Bank, Ltd. Additionally, if the Company was forced to liquidate a significant portion of its UMC shares, the share price received on such a sale may be negatively impacted by the size of such a sale given the Company’s ownership position. In addition, UMC shares are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Contractual restrictions also limit our ability to transfer the majority of our investments in Tower Semiconductor Ltd. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, the investments in many of the securities held by us experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. For example, in the second quarter of fiscal 2004, the Company wrote-down two of its Alliance Ventures investments and one of its Solar investments and recognized pre-tax, non-operating losses of approximately $555,000. In addition, during the second and third quarters of fiscal 2003, we recorded pre-tax, non-operating losses of $673,000 and $16.2 million on three of our investments. In addition, during the first six months of fiscal 2002, marketable securities held by us experienced significant declines in market value, and the Company recorded a pre-tax, non-operating loss of $288.5 million during the second quarter of fiscal 2002. In addition, we wrote down several of our Alliance Venture Management and Solar Venture Partners investments recognizing pre-tax, non-operating losses of approximately $958,000, $24.8 million, and $8.3 million for the first six months of fiscal 2004 and all of fiscal 2003 and 2002, respectively. There can be no assurances that the Company’s investment in these securities will not decline further in value.

Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working diligently to resolve its status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment assets, the Company may be subject to significant potential penalties.

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

Among other factors, in several recent quarters decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. Despite evidence of some economic recovery in the most recent quarter, we experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002, fiscal 2003, and the first quarter of fiscal 2004. In addition, we experienced corresponding decreases in revenues and average selling prices across most of our product lines during fiscal 2002, fiscal 2003, and the first two quarters of fiscal 2004 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance and that situation exists today. These industry-wide fluctuations in demand have seriously harmed our operating results and we have recently experienced declining average selling prices for many of our products. If the downturn were to persist, a restructuring of operations, resulting in significant restructuring charges, may become necessary.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. For example, in fiscal 2003 and 2002, the Company recorded pre-tax charges totaling approximately $6.3 million and $30.4 million, respectively, primarily to reflect an excess and a decline in market value of certain inventory. Although no such charges were recorded in the first six months of fiscal 2004, there can be no assurance that the Company in the future will not produce excess quantities of any of its products. The Company also recorded a write-down of its investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. No additional write-downs of wafer credits have been recorded during the first six months of fiscal 2004. There can be no assurance that additional write-downs of wafer credits will not occur in future periods. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

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

The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company’s products, or the processes used to manufacture the Company’s products, infringe the intellectual property rights of third parties. In the event of litigation to determine the validity of any third-party claims, or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

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

Liquidity and Capital Resources

At September 30, 2003, the Company had approximately $3.5 million in cash and cash equivalents, a decrease of approximately $3.8 million from March 31, 2003 and approximately $106.8 million in working capital, an increase of approximately $23.1 million from $83.7 million at March 31, 2003.

The Company had short-term investments in marketable securities whose fair value at September 30, 2003 was $199.2 million, an increase of $50.5 million from $148.7 million at March 31, 2003.

During the first six months of fiscal 2004, operating activities used cash of $3.0 million. This was primarily the result of a net loss of $17.6 million, an increase in inventory of $2.7 million, the impact of a gain on investments of $4.0 million, offset by an income tax refund of $15.3 million, equity in loss of investees of $5.8 million, the impact of non-cash items such as depreciation and amortization of $3.1 million, and a decrease in related party receivable of $1.1 million.

During first six months of fiscal 2003, operating activities used cash of $16.0 million. This was primarily the result of a net loss of $36.9 million, the impact of non-cash items such as gains on investments of $15.3 million and depreciation and amortization of $2.1 million, offset in part by equity in loss of investees of $5.4 million, write-downs of inventory and investments of $6.3 million and $18.9 million, respectively, and a decrease in inventory of $7.9 million.

Investing activities provided cash of $4.0 million during the first six months of fiscal 2004. This is primarily the result of a sale of marketable securities for $20.2 million, offset in part by an investment in Tower for $4.3 million, purchases of Alliance Venture and other investments of $11.0 million, the purchase of a technology license for $350,000, and equipment purchases of $465,000.

Investing activities provided cash of $45.4 million during the first six months of fiscal 2003. This is primarily the result of a sale of marketable securities for $63.8 million, offset in part by an investment in Tower for $11.0 million, purchases of Alliance Venture and other investments of $3.0 million, the purchase of a technology license for $3.2 million and purchase of property and equipment for $1.3 million.

Financing activities used cash of $4.8 million in the first six months of fiscal 2004. This is primarily the result of a repayment of short-term debt of $5.0 million. Financing activities used cash of $40.9 million in the first six months of fiscal 2003. This is the result of a repurchase of common stock of $33.7 million, repayment of short-term debt of $12.6 million offset in part by the release of restricted cash of $5.7 million.

On May 20, 2002, the Board of Directors approved by unanimous written consent an increase in the number of shares of the Company’s Common Stock that may be repurchased by the Company from four million to nine million shares. The Company repurchased zero and 2,331,400 shares of its Common Stock during the second quarter of fiscal 2004 and fiscal 2003, respectively. During the first six months of fiscal 2004 and fiscal 2003, the Company repurchased zero and 4,783,500 shares of its Common Stock, respectively.

At September 30, 2003, the Company has $6.4 million available from a $45.0 million line of credit which is secured by 145 million shares of UMC common stock.

At September 30, 2003, the Company has restrictions on certain shares. The Company has 28.3 million UMC shares, with a value of $23.6 million, which are subject to a “lock up” or no trade provision. The Company has pledged 145 million UMC shares, with a value of $120.6 million, to secure a loan with Chinatrust. The Company has 5.5 million Tower shares, with a value of $17.3 million, which are restricted.

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

Contractual Matters

The following table summarizes our contractual obligations at September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
Balance Sheet
(in thousands)

	Less
	than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short term Debt	$38,550	$—	$—	$—	$38,550
Capital Lease Obligations (including interest)	155	15	—	—	170
Long term Obligations (including short term portion)	1,306	694	—	—	2,000

	$40,011	$709	$—	$—	$40,720

Off-Balance Sheet

	Less
	than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

	Less
	than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	$1,911	$3,683	$29	$—	$5,623
Commitment to invest in Tower	6,718	—	—	—	6,718

	8,629	3,683	29	—	12,341

TOTAL	$48,640	$4,392	$29	$—	$53,061

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

Effective Transactions with Related and Certain Other Parties

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $125,000 during the first six months of fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

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

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While the Company owns 100% of the common units in Alliance Venture Management, it does not hold any Preferred Member Units and does not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of the Company and members of the Company’s senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the second quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $219,725. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first six months of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first six months of fiscal 2004.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 24 of the 38 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. The Company acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full and approximately $22,000 of accrued interest to Galaxy according to the terms of the note.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 15 of the 38 total companies in which Alliance Venture Management’s funds have invested.

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

The related party receivable is $196,000 as of September 30, 2003 and is related to loans to various employees.

Item 3.
Quantitative and Qualitative Disclosure about Market Risk

The Company has exposure to the impact of foreign currency fluctuations and changes in market values of its investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the three months ended September 30, 2003. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments for trading purposes at September 30, 2003.

Derivative Instruments and Hedging Activities

The Company has no derivative instruments outstanding as of September 30, 2003. The Company may enter into such instruments in the future.

Investment Risk

As of September 30, 2003, the Company’s short-term investment portfolio consisted of marketable equity securities in UMC, Vitesse Semiconductor, Adaptec, Inc., and Tower Semiconductor. All of these securities are subject to market fluctuations. During fiscal 2003, the Company liquidated its positions in Chartered, PMC-Sierra, Magma, and Broadcom and settled the Broadcom hedge instrument. The Company also reclassified 1,111,321 ordinary shares of Tower from long-term to short-term in the fourth quarter of fiscal 2003 and is recording this investment as an available-for-sale marketable security in accordance with SFAS 115. As of September 30, 2003, the Company has 2,002,343 shares of Tower that are classified as short-term.

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

The Company also has an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of September 30, 2003, the Company has 5,500,142 shares that are recorded as long-term. The Company reviews its long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, the Company recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on its investment in Tower shares. As of September 30, 2003, the Company also had $4.4 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in Tower wafer credits recognizing a pre-tax, non-operating loss of approximately $9.5 million. The Company determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company periodically evaluates its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, the Company settled its derivative contract on the Vitesse investment by delivering 490,000 shares to the brokerage firm holding the contract. During the first quarter of fiscal 2004, the Company settled its derivative contract on the Adaptec investment by delivering 362,173 shares to the brokerage firm holding the contract. The Company has not entered into any additional hedging transactions during fiscal 2003 nor the first six months of fiscal 2004 but may do so in the future.

Foreign Currency Risk

Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

As of September 30, 2003, the Company owned approximately 227.4 million shares of UMC, a publicly traded Company in Taiwan. Since these shares are not tradable in the United States they are subject to many of the same risks associated with foreign currency. The market value of these holdings on September 30, 2003, based on the price per share in NTD and the NTD/US dollar exchange rate of NTD 33.78 per US$ was US$189.2 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition, results of operations, and cash flows of the Company in the future.

Item 4.
Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, subject to the improvement of our internal controls described in Item 4(b) below.

(b)  Changes in internal controls. In connection with their audit of the Company’s financial statements as of and for the year ended March 31, 2003, our independent accountants advised the Company that they had identified certain deficiencies in the Company’s internal control procedures that they considered to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. The independent accountants advised the Audit Committee in a letter dated April 28, 2003 that they identified certain deficiencies in the Company’s accounting and financial reporting infrastructure including the timeliness and quality of financial information from investment management and investee companies and the accounting for current and deferred income taxes. These matters have been discussed with the Audit Committee of the Board of Directors of the Company. To address the weaknesses, the Company has made certain additional operational reforms including the addition of new personnel during the second quarter of fiscal 2004.

Part II – Other Information

Item 1.
Legal Proceedings.

In July 1998, the Company learned that a default judgment was entered against it in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and the Company’s Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commissions dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, names as defendants certain current and former officers and directors of the Company. The Company is named as a nominal defendant. Plaintiffs generally allege that the Company’s equity investments in venture funds managed by Alliance Venture Management, LLC, and related transactions by certain current and former officers and directors of the Company, give rise to claims against the defendants for breach of fiduciary duties, abuse of control, “gross mismanagement,” waste of corporate assets, and alleged violations of Cal. Corp. Code §25402. Plaintiffs seek, purportedly on behalf of the Company, declaratory, injunctive and other equitable relief, and compensatory, statutory and punitive damages. On May 20, 2003, the defendants and the Company demurred to the complaint on the grounds that plaintiff lacked standing to bring the action because he had not made a demand on the Company’s board of directors. A hearing on the demurrers is currently scheduled for December 16, 2003. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition and results of operations.

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

Item 4.
Submission of Matters to a Vote of Security Holders.

An annual meeting of the stockholders of the Company was held on August 26, 2003. The Company’s stockholders elected the Board’s nominees as directors by the votes indicated:

Nominee	Votes For	Votes Withheld

Juan A. Benitez	30,559,315	802,322
Sanford L. Kane	30,558,544	803,093
Jon B. Minnis	26,510,704	4,850,933
C. N. Reddy	26,607,431	4,754,206
N. Damodar Reddy	26,606,873	4,754,764

On September 17, 2003, Director Jon Minnis passed away. Members of the Company’s Board of Directors are in the process of identifying and interviewing suitable candidates to fill the resulting vacancy on the Company’s Board of Directors.

The authorization of an amendment to the Company’s 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under such plan from 750,000 shares to an aggregate of 1,000,000 shares was ratified with 29,616,034 votes in favor, 790,190 against, and 955,413 abstentions.

The selection of PricewaterhouseCoopers LLP as the Company’s independent auditors was ratified with 30,924,404 votes in favor, 412,588 against, and 24,645 abstentions.

Item 5.
Other Information.

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

When the Act was written, its drafters (and Congress) concluded that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential need to provide additional investor protection, the Act and rules under it contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the company’s board of directors.

The Company made its investments in Chartered, UMC, and Tower, as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Because of the appreciation in value over the past few years of the Company’s investments, including its strategic wafer manufacturing investments, however, at least from the time of the completion of the merger of USC and USIC into UMC in January 2000, the Company believes that it could be viewed as holding a larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

On the other hand, the Company also believes that the investments that it currently holds in UMC and Tower, and previously held in Chartered, even though in companies that the Company does not control, are properly regarded as strategic deployments of Company assets for the purpose of furthering the Company’s memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and prior to the past few years, its income (and losses) have been derived almost exclusively from the memory chip business. Accordingly, the Company believes that it is properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.

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

Item 6.
Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	10.54	Amendment to 1996 Employee Stock Purchase Plan

	31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated November 10, 2003

	31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated November 10, 2003

	32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated November 10, 2003

	32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 10, 2003

(b)	Reports on Form 8-K:

On July 24, 2003, we furnished a current report on Form 8-K which announced the Company’s financial results for the fiscal first quarter ended June 28, 2003 and certain other information. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation

November 10, 2003	By:	/s/ N. Damodar Reddy
N. Damodar Reddy
Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ronald K. Shelton
Ronald K. Shelton
Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.54	Amendment to 1996 Employee Stock Purchase Plan

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated November 10, 2003

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated November 10, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated November 10, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 10, 2003