Form 10-Q
period 2003-12-27
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2004-02-10
CIK 913293

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2003, or

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

As of January 30, 2004, there were 35,174,356 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended December 27, 2003

Part I – Financial Information

Item 1.

Consolidated Financial Statements

Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$7,596	$7,358
Restricted cash	—	1,284
Short-term investments	183,149	148,711
Accounts receivable, net	3,308	2,058
Inventories	8,337	2,862
Related party receivables	272	1,282
Other current assets	4,181	3,872

Total current assets	206,843	167,427
Property and equipment, net	6,573	8,205
Investment in Tower Semiconductor (excluding short-term portion)	18,128	15,822
Alliance Ventures and other investments	38,691	38,319
Other assets	10,719	6,565
Intangible assets, net	6,456	8,843

Total assets	$287,410	$245,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$33,550	$43,560
Accounts payable and accrued liabilities	10,367	7,867
Income taxes payable	21,739	4,520
Deferred income taxes	41,551	23,840
Current portion of long-term obligations	1,987	3,697
Current portion of long-term capital lease obligations	38	236

Total current liabilities	109,232	83,720
Long-term obligations	1,684	1,278
Long-term capital lease obligation	8	48

Total liabilities	110,924	85,046

Commitments and contingencies (Note 14, 17, and 21)

Minority interest in subsidiary companies	911	915

Stockholders’ equity:
Common stock	434	432
Additional paid-in capital, net	131,747	131,175
Retained earnings	1,307	25,510
Accumulated other comprehensive income	42,087	2,103

Total stockholders’ equity	175,575	159,220

Total liabilities and stockholders’ equity	$287,410	$245,181

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Semiconductor Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues	$7,102	$5,062	$17,737	$13,457
Cost of revenues	4,700	5,810	12,163	35,886

Gross profit (loss)	2,402	(748)	5,574	(22,429)

Operating expenses:
Research and development	6,088	6,321	19,159	16,945
Selling, general and administrative	3,568	3,939	12,039	13,523

Total operating expenses	9,656	10,260	31,198	30,468

Loss from operations	(7,254)	(11,008)	(25,624)	(52,897)
Gain (loss) on investments	12,942	(892)	16,915	14,400
Write-down of marketable securities and venture investments	(4,255)	(35,334)	(5,213)	(54,266)
Other expense, net	(2,616)	(927)	(5,555)	(4,357)

Loss before income taxes, minority interest in consolidated subsidiaries, and equity in loss of investees	(1,183)	(48,161)	(19,477)	(97,120)
Benefit for income taxes	(1,373)	(7,461)	(7,335)	(25,756)

Income (loss) before minority interest in consolidated subsidiaries and equity in loss of investees	190	(40,700)	(12,142)	(71,364)
Minority interest in consolidated subsidiaries	75	1,059	646	2,917
Equity in loss of investees	(6,897)	(3,989)	(12,707)	(12,126)

Net loss	($6,632)	($43,630)	($24,203)	($80,573)

Net loss per share
Basic and diluted	($0.19)	($1.21)	($0.69)	($2.14)

Weighted average number of common shares
Basic and diluted	35,141	36,089	35,054	37,721

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Semiconductor Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended December 31,

	2003	2002

Cash flows from operating activities:
Net loss	($24,203)	($80,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,633	3,155
Minority interest in subsidiary companies, net of tax	(646)	(2,917)
Bad debt expense	—	27
Equity in loss of investees	12,707	12,126
Gain on investments	(16,915)	(14,400)
Other	1,094	1,171
Write-down of investments	5,213	54,266
Inventory write-down	—	6,338
Write-down of other assets	—	9,479
Deferred income tax	(9,256)	(18,777)
Changes in assets and liabilities:
Accounts receivable	(1,250)	(383)
Inventory	(5,475)	11,238
Related party receivables	1,011	32
Other assets	(96)	(3,680)
Accounts payable	1,452	583
Accrued liabilities and other long-term obligations	1,956	2,425
Income taxes payable	17,219	(6,547)

Net cash used in operating activities	(12,556)	(26,437)

Cash flows from investing activities:
Purchase of property and equipment	(627)	(1,705)
Purchase of technology license	(350)	(3,150)
Proceeds from sale of investments	52,816	97,157
Investment in Tower Semiconductor Ltd.	(11,001)	(25,976)
Purchase of Alliance Venture and other investments	(18,372)	(8,482)

Net cash provided by investing activities	22,466	57,844

Cash flows from financing activities:
Net proceeds from exercise of stock options	576	76
Principal payments on lease obligations	(238)	(439)
Repurchase of common stock	—	(35,263)
Repayments of short-term borrowings	(10,010)	(19,713)
Restricted cash	—	6,171

Net cash used in financing activities	(9,672)	(49,168)

Net increase (decrease) in cash and cash equivalents	238	(17,761)
Cash and cash equivalents at beginning of the period	7,358	23,560

Cash and cash equivalents at end of the period	$7,596	$5,799

Supplemental disclosure of cash flow information:
Cash refunded for taxes	$15,311	$443

Cash paid for interest	$1,599	$1,508

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Semiconductor Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (“Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2003.

For purposes of presentation, the Company has indicated the first nine months of fiscal 2004 and 2003 as ending on December 31; whereas, in fact, the Company’s fiscal quarters ended on December 27, 2003 and December 28, 2002, respectively. The financial results for the third quarter of fiscal 2004 and 2003 were reported on a 13-week quarter. Certain prior year and period amounts have been reclassified to conform to current presentations.

The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, and the Company makes no representations related thereto.

Note 2. Stock-Based Compensation

At December 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 2002 Stock Option Plan, the Directors Stock Option Plan and its Employee Stock Purchase Plan, the Company’s pro forma net loss and pro forma net loss per share for the three and nine months ended December 31, 2003 and December 31, 2002, would have been as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	($6,632)	($43,630)	($24,203)	($80,573)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(357)	(413)	(1,197)	(1,277)

Pro forma net loss:	($6,989)	($44,043)	($25,400)	($81,850)

Earnings per share:
Basic and diluted – as reported	($0.19)	($1.21)	($0.69)	($2.14)

Basic and diluted – pro forma	($0.20)	($1.22)	($0.72)	($2.17)

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the three months ended December 31, 2003 and December 31, 2002 was $4.10, and $2.81, respectively. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the nine months ended December 31, 2003 and December 31, 2002 was $2.13, and $4.87, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Nine months ended
	December 31,		December 31,
	2003	2002	2003	2002

Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.3%	3.0%	3.0%	3.6%
Volatility	68.6%	84.3%	58.9%	80.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Note 3. Balance Sheet Components

Short-term Investments

Short-term investments include the following available-for-sale securities at December 31, 2003 and March 31, 2003 (in thousands):

	December 31, 2003		March 31, 2003

	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

United Microelectronics Corporation	191,423	$163,023	244,959	$142,268
Adaptec, Inc.	154	1,371	517	3,157
Tower Semiconductor Ltd.	2,484	18,182	1,111	3,067
Vitesse Semiconductor Corporation	95	573	95	219

		$183,149		$148,711

Long-term Investments

At December 31, 2003 and March 31, 2003, the Company’s long-term investments were as follows (in thousands):

	December 31, 2003		March 31, 2003

	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis

Tower Semiconductor Ltd.	5,796	$18,128	4,956	$15,822
Alliance Ventures’ investments		35,509		34,131
Solar Venture Partners, LP’s investments		3,182		4,188

		$56,819		$54,141

Inventories

	December 31,	March 31,
	2003	2003

	(in thousands)
Inventory:
Work in process	$5,837	$1,721
Finished goods	2,500	1,141

	$8,337	$2,862

Goodwill and Intangible Assets

December 31, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

		(in thousands)
Developed technology	$1,592	$(1,038)	$554
Technology license	3,500	(1,633)	1,867
Acquired workforce	2,975	(1,364)	1,611
Tradename	109	(72)	37
Patents	1,403	(554)	849
Goodwill	1,538	—	1,538

	$11,117	$(4,661)	$6,456

March 31, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

		(in thousands)
Developed technology	$1,592	$(641)	$951
Technology license	3,150	(787)	2,363
Acquired workforce	2,975	(248)	2,727
Tradename	109	(44)	65
Patents	1,403	(204)	1,199
Goodwill	1,538	—	1,538

	$10,767	$(1,924)	$8,843

The amortization of intangible assets was $922, $435, $2,737, and $1,041 for the three months ended December 31, 2003 and 2002 and for the nine months ended December 31, 2003 and 2002, respectively. The estimated amortization of intangible assets is $923, $3,298, $668, and $29 for the remainder of fiscal year 2004 and for the years ended March 31, 2005, 2006, and 2007, respectively.

Accumulated Other Comprehensive Income

December 31, 2003:

			Net
	Unrealized		Unrealized
	Gain	Tax Effect	Gain

		(in thousands)
United Microelectronics Corporation	$58,168	$(23,442)	$34,726
Tower Semiconductor Ltd.	10,340	(4,167)	6,173
Vitesse Semiconductor Corporation	506	(204)	302
Adaptec, Inc.	1,484	(598)	886

	$70,498	$(28,411)	$42,087

March 31, 2003:

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

		(in thousands)
United Microelectronics Corporation	$2,795	$(1,126)	$1,669
Tower Semiconductor Ltd.	(481)	194	(287)
Vitesse Semiconductor Corporation	153	(62)	91
Adaptec, Inc.	1,056	(426)	630

	$3,523	$(1,420)	$2,103

Note 4. Investment in United Microelectronics Corporation

At December 31, 2003, the Company owned approximately 191.4 million shares of United Microelectronics Corporation (“UMC”), common stock representing approximately 1.3% ownership. At March 31, 2003, the Company owned approximately 245.0 million shares of UMC common stock, representing approximately 1.7% ownership. The Company received a stock dividend of approximately 9.5 million shares of UMC common stock in July 2003.

Of the 191.4 million shares of UMC common stock owned by Alliance at December 31, 2003, approximately 28.3 million shares are subject to a “lock-up” or no-trade provision and will become available-for-sale in January 2004. The Company accounts for its investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the third quarter of fiscal 2004, the Company sold 36.0 million shares of UMC common stock for $32.7 million and recorded a pre-tax, non-operating gain of $12.9 million. During the first nine months of fiscal 2004, the Company sold 63.0 million shares of UMC common stock, received proceeds of $52.9 million, and recorded a pre-tax, non-operating gain of $18.2 million.

As of December 31, 2003, the Company had pledged 145 million shares of UMC common stock to secure a loan with Chinatrust Commercial Bank, Ltd. See Note 11 and Note 21.

UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Note 5. Investment in Vitesse Semiconductor Corporation

At December 31, 2003, the Company owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

Vitesse’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Vitesse common stock held by the Company, there can be no assurance that the Company’s investment in Vitesse will maintain its value.

Note 6. Investment in Adaptec, Inc.

At December 31, 2003, the Company owned 154,444 shares of Adaptec, Inc. (“Adaptec”). The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

In December 2001, the Company entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract had repayment provisions that incorporated a collar arrangement with respect to 362,173 shares of Adaptec common stock. The Company had to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered was determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. In June 2003, the Company settled the derivative contract it had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract. See Note 10.

Adaptec’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Adaptec common stock held by the Company, there can be no assurance that the Company’s investment in Adaptec will maintain its value.

Note 7. Investment in Tower Semiconductor Ltd.

At December 31, 2003, the Company owned 8,279,780 ordinary shares of Tower Semiconductor Ltd. (“Tower”) of which 2,483,934 were classified as short-term and accounted for as an available-for-sale marketable security in accordance with SFAS 115. During the third quarter of fiscal 2004, the Company, in conjunction with the other Tower wafer partners and with the agreement of Tower’s creditors and shareholders, entered into an agreement to accelerate its remaining $6.7 million payment related to the fifth and final milestone of the original Tower Share

Purchase Agreement executed in January 2001. This was in addition to aggregate payments of $4.3 million made during the first and second quarters of fiscal 2004. In connection with the agreement to accelerate its payment, Alliance agreed to the following restrictions on its ability to sell, transfer or dispose of its Tower shares:

•	30% of all Tower shares acquired by the Company (shares acquired/to be acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments, shares acquired as a result of Tower’s rights offering in September 2002, and shares which may be acquired upon exchange of certain wafer credits) became unrestricted and available-for-sale as of January 2004 subject to an initial 180 day lock-up period;

•	the remaining 70% of all Tower shares acquired by the Company are restricted from sale, transfer, or disposition until January 2006 which is a two year extension of the Initial Restricted Period; and

•	after the amended Initial Restricted period ends, the Company will still be subject to a Subsequent Restricted Period between January 2006 and January 2008. During this time, the Company may transfer no more than 6% of its total shares in any quarter on a cumulative basis and no more than 48% of its total shares by the end of this period.

During the period from January 2004 through December 2006, the Company will also have the option to convert a portion of its prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. Those credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two year period will be converted to shares based on the average price per Tower share during the last 15 trading days of each quarter. Those credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three month LIBOR rate plus 2.5%. Interest will be paid the following quarter; reimbursement of unutilized wafer credits will not occur until December 2007. The Company will also retain its option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.

As part of this latest investment, Tower issued 777,295 ordinary shares for $2.3 million of the $6.7 million investment. The number of ordinary shares to be issued for the remaining $4.4 million investment will be determined in accordance with the terms of the amended fifth milestone agreement. The price per share for this portion of the investment will be equal to the price per share in certain future Tower financings, if consummated, or, if these financings are not completed, equal to the average trading price during the 15 days preceding the date of actual payment (subject to certain adjustments). This $4.4 million is accounted for as a long-term asset on the Company’s balance sheet. See Note 21.

As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase on ordinary share at an exercise price of $7.50 per share through October 31, 2006. In May 2003, the Company paid $3.6 million to Tower Semiconductor in accordance with the terms of the amended share purchase agreement between the two companies and received an additional 1,206,839 ordinary shares of Tower at a purchase price of $2.98 per share. In August 2003, the Company paid $682,000 to Tower in accordance with the terms of the amended share purchase agreement and received an additional 228,546 ordinary shares of Tower at a purchase price of $2.98 per share.

In the third quarter of fiscal 2003, the Company wrote down its investment in Tower shares and recorded a pretax, non-operating loss of approximately $14.1 million. As of December 31, 2003, the Company also held $4.4 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in wafer credits with Tower and recorded a pretax, non-operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. The Company has, and will retain, an option to convert the remaining $4.4 million of wafer credits to equity in January 2006. Our investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

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

In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts, calculated on an annual basis.

At Alliance Venture Management’s inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the third quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $211,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first nine months of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first nine months of fiscal 2004.

After Alliance Ventures I was formed, the Company contributed all of its then current investments, except UMC, Chartered, and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of December 31, 2003, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of December 31, 2003, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $51.1 million in 15 companies, with a total fund allocation of $100.0 million. As of December 31, 2003, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $37.6 million in eight companies, with a total fund allocation of $40.0 million. As of December 31, 2003, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $26.3 million in ten companies, with a total fund allocation of $60.0 million. In the third quarter of fiscal 2004, the Company invested approximately $7.6 million in Alliance Venture investee companies.

In the third quarter of fiscal 2004 and 2003 the Company wrote down certain of its investments in Alliance Ventures and recognized pretax, non-operating losses of $4.1 million and $4.5 million, respectively. During the first nine months of fiscal 2004 and 2003 the Company wrote down certain of its investments in Alliance Ventures and recognized pretax, non-operating losses of $4.9 million and $17.5 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in after tax net losses of Alliance Ventures investee companies was approximately $6.9 million and $4.0 million for the third quarter of fiscal 2004 and 2003, respectively. During the first nine months of fiscal 2004 and 2003, the total equity in the after tax net losses of Alliance Ventures investee companies was approximately $12.7 million and $12.1 million, respectively. The Company has recorded a full valuation allowance on the deferred tax assets related to these equity losses due to the inability to forecast future liquidity events and the related realization of the tax benefits.

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

Note 9. Investment in Solar Venture Partners, LP

Through December 31, 2003, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of December 31, 2003, the Company held a 73% interest in Solar.

Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the third quarter of fiscal 2004 and 2003, the Company recorded equity in the net losses of investees of approximately $197,000 and $245,000, net of tax, respectively. During the first nine months of fiscal 2004 and 2003, the total equity in the net losses of Solar investee companies was $686,000 and $685,000, net of tax, respectively. During the third quarter of fiscal 2004 and 2003, the Company recorded write-downs on its Solar investments of $214,000 and $539,000 respectively. During the first nine months of fiscal 2004 and 2003, the Company recorded write-downs on its Solar investments of approximately $300,000 and $5.8 million, respectively.

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

Note 11. Short-term borrowings

At December 31, 2003, the Company had total short-term borrowings of $33.6 million. At March 31, 2003, the Company had short-term borrowings totaling $43.6 million.

In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd (“Chinatrust”) to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. At that time, the loan was secured by UMC common stock held by the Company with the aggregate value at least 250% of the outstanding loan balance, earned interest at LIBOR plus 2.5%, and matured on January 21, 2003. Prior to the original maturation date, the Company and Chinatrust agreed to extend the loan until March 4, 2003. At that time, both the Company and Chinatrust agreed to extend the loan until March 2, 2004 (the “Maturity Date”) and reduced the principal amount the Company may borrow to $45.0 million. The principal is due on the Maturity Date and interest is payable every three months for the term of the loan. The Company incurred interest expense of approximately $289,000 on this loan during the third quarter of fiscal 2004 and $931,000 during the first nine months of fiscal 2004. In the revised loan agreement, the provision for funds to be held in escrow as collateral for accrued interest was eliminated. The loan continues to be secured by shares of UMC common stock held by the Company with a minimum aggregate value of 230% of the outstanding loan balance. The loan now accrues interest at LIBOR plus 2.0%. As of December 31, 2003, the Company had an outstanding loan balance of $33.6 million, had pledged 145 million shares of UMC common stock worth $123.5 million against the loan balance, and had no funds held in escrow that were classified as restricted cash on the balance sheet. The loan requires compliance with certain restrictive covenants with which the Company was in compliance as of December 31, 2003. The outstanding loan balance was $38.6 million as of March 31, 2003.

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

Note 12. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	($6,632)	($43,630)	($24,203)	($80,573)
Unrealized gains (losses) on marketable securities	2,134	1,038	66,975	(227,355)
Deferred taxes	(861)	(418)	(26,991)	91,602

Comprehensive income (loss)	($5,359)	($43,010)	$15,781	($216,326)

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

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

The computations for basic and diluted EPS are presented below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	($6,632)	($43,630)	($24,203)	($80,573)

Weighted average shares outstanding	35,141	36,089	35,054	37,721

Net loss per share:
Basic and diluted	($0.19)	($1.21)	($0.69)	($2.14)

The following are not included in the above calculation, as they were considered anti-dilutive:

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Employee stock options outstanding	1,456	2,060	1,592	2,018

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

Note 15. Benefit for Income Taxes

For the three months ended December 31, 2003 and 2002, the Company recorded an income tax benefit of $1.4 million and $7.5 million, respectively, on a pre-tax loss before minority interest in consolidated subsidiaries and equity in loss of investees. For the nine months ended December 31, 2003 and 2002, the Company recorded an income tax benefit of $7.3 million and $25.8 million, respectively, on a pre-tax loss before minority interest in consolidated subsidiaries and equity in loss of investees. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities and tax benefits are not recognized on these losses.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period that ends after March 15, 2004. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

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

Note 17. Legal Matters

In July 1998, the Company learned that a default judgment was entered against it in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action, and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and the Company’s Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition or its results of operations.

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

On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, named as defendants certain current and former officers and directors of the Company. The Company was named as a nominal defendant. On December 2, 2003, the parties entered into a formal stipulation of settlement which was subsequently approved by the court on January 13, 2004. A Final Judgment and Order of Dismissal With Prejudice was entered by the court on January 20, 2004.

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

Note 18. Investment Company Act of 1940

Because of the appreciation in value over the past few years of the Company’s investments, including its strategic wafer manufacturing investments, the Company believes that it could be viewed as holding a larger portion of its assets in investment securities than is presumptively permitted by the Investment Company Act of 1940 (the “Act”) for a company that is not registered under it. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working to resolve its status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

If the Company elects to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, the Company would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of the Company’s total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, the Company might choose to divest itself of assets that it considers strategically significant for the conduct of its operations or to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would be the additional risk that the Company’s acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Note 19. Related Party Transactions

N.     Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $225,000 during the first nine months of fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

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

In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts, calculated on an annual basis.

At Alliance Venture Management’s inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the third quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $211,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first nine months of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first nine months of fiscal 2004.

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

The related party receivable is $272,000 as of December 31, 2003 and is related to loans to various employees, none of whom are officers of the Company, including those in the Company’s India design center.

Note 20. Segment Reporting

The Company has one operating segment, which is to design, develop, and market high-performance memory, analog/mixed signal, and systems solutions products.

Revenues by product line were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
			%			%
	2003	2002	Change	2003	2002	Change

SRAM	$3,710	$2,161	72%	$7,890	$5,916	33%
DRAM	1,235	1,463	(16%)	4,150	4,911	(15%)
Analog/Mixed Signal	1,156	871	33%	2,960	1,657	79%
Systems Solutions	1,001	567	77%	2,737	973	181%

Total Net Revenues	$7,102	$5,062	40%	$17,737	$13,457	32%

Revenues by geographic location were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
			%			%
	2003	2002	Change	2003	2002	Change

Domestic	$2,119	$1,795	18%	$5,728	$4,303	33%
Europe	1,543	1,172	32%	3,829	2,687	43%
Taiwan	1,563	562	178%	3,572	1,201	197%
Asia (except Taiwan)	1,800	796	126%	4,431	2,526	75%
Rest of world	77	737	(90%)	177	2,740	(94%)

Total Net Revenues	$7,102	$5,062	40%	$17,737	$13,457	32%

Note 21. Subsequent Events

On January 11, 2004, approximately 28.3 million shares of UMC common stock, which were subject to a “lock-up” or no trade provision, were released and are now available-for-sale.

During January 2004, the Company repaid approximately $9.9 million of its loan obligation with Chinatrust Commercial Bank, Ltd. The Company, as a result of this action, and in conjunction with a $5 million loan repayment made during the third quarter of fiscal 2004 and the recent increase in the price of UMC common stock shares, has requested Chinatrust to release 70 million of the 145 million UMC common stock shares pledged as collateral at December 31, 2003.

During January 2004, the Company settled the putative derivative lawsuit brought against it and the officers and directors of the Company by a stockholder of the Company. As part of this settlement, the Company agreed to institute certain corporate governance reforms including the addition of another outside director.

Gregory E. Barton joined the Company’s Board of Directors in December 2003. Mr. Barton serves as the Executive Vice President, General Counsel and Secretary of Ziff Davis Media Inc.

During January 2004, a follow-on share offering of Tower ordinary shares was priced at $7.00 per share. As a result, and consistent with the amended agreement accelerating payments related to the fifth milestone, the Company will receive 628,611 shares in exchange for $4.4 million of the $6.7 million contractual payment made to Tower during the third quarter of fiscal 2003. See Note 7.

During January 2004, the Company terminated its stock repurchase program.

The Company received a tax refund of approximately $17 million related to fiscal 2003 during January 2004. The Company has been notified by the IRS that it will undergo a review of its federal corporate income tax returns for fiscal years 1999 through 2002. Due to the early stage of this review, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These risks and uncertainties include those set forth in Item 2 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report, and in Item 1 (entitled “Business”) of Part I and in Item 7 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003, and the subsequent Quarterly Report on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW:

Alliance is a fabless semiconductor company that operates through three business units: Memory, Systems Solutions and Analog/Mixed Signal. The Memory business unit primarily designs, manufactures and sells static random access memory (“SRAM”) and dynamic random access memory (“DRAM”) devices. SRAM and DRAM sales, which are characterized by intense price pressure and declining margins, have traditionally comprised the overwhelming majority of the Company’s revenues, and the memory business unit contributed 70% of the Company’s total net revenues during the third quarter of fiscal 2004. The Company has ceased developing new DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005. The Company’s Analog/Mixed Signal business unit designs, manufactures and sells products designed to provide analog and mixed signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog/Mixed Signal business unit has traditionally accounted for a small, but growing portion of the Company’s revenues. Net revenues from Analog/Mixed Signal products comprised 16% of the Company’s total net revenues during the third quarter of fiscal 2004. The Company’s Systems Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage, and server markets. The Systems Solutions business unit has traditionally accounted for a small, but growing portion of the Company’s revenues. During the third quarter of fiscal 2004 net revenues from System Solution products comprised 14% of the Company’s total net revenues.

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. During twelve of the past fifteen quarters, our operating performance has been adversely affected by severe declines in end user demand and average selling prices. More recently, market conditions have improved and prices have stabilized, and, in the last quarter, generally increased. We expect average selling prices for our products to decline in the future, principally due to continuing and increased market competition and an increased supply of competitive products in the market. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products. Our operating results are also affected by a number of other factors including the volume of product sales, availability of foundry capacity, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, fluctuations in product costs, increased research and development expenses, and, to a lesser extent, exchange rate fluctuations. Although the our net revenues increased by $2.0 million or 40% in the third quarter of fiscal 2004 from the same quarter in fiscal 2003 (principally because of improved performance in the Analog/Mixed Signal and Systems Solutions business units, both of which have a limited operating history and supplement the Memory products that have traditionally represented the core of our business) our net revenues decreased in fiscal year 2003 by 30% compared to fiscal year 2002, and decreased in fiscal year 2002 by 87% compared to fiscal year 2001.

As a fabless semiconductor company, we rely on third parties to manufacture, assemble and test our products. However, as a result of our dependence on third-party wafer foundries, principally Chartered Semiconductor and Tower Semiconductor, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer. More recently, the Company has experienced constraints in the supply of wafers from certain of its foundries. Such constraints may have a material adverse effect an the Company’s revenue and operating results. In addition, during the second quarter of fiscal 2004, the Company began volume production of certain synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for such products. There can be no assurance that the Company will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on the Company’s financial position in future quarters.

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party wafer foundries we rely on to manufacture our products. During the first nine months of fiscal 2004 we recorded write-downs of investments of $5.2 million compared with write-downs of $54.3 million during the first nine months of fiscal 2003. Assets on which we recorded write-downs during the first nine months of fiscal 2004 included our investments in Alliance Ventures Management and Solar Venture Partners’ funds, our investments in Tower Semiconductor, Chartered Semiconductor, and Vitesse Semiconductor marketable securities, and prepaid wafer credits from Tower Semiconductor. The Company also holds a large portion of its assets in shares of UMC, a publicly traded company in Taiwan. As a majority of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions.

Because of the significant investments the Company has made in other businesses, the Company could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working to resolve its status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment assets, the Company may be subject to significant potential penalties.

Our sales are generally made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

International net revenues, principally from customers in Europe and Asia, constituted approximately 70% of the Company’s net revenues in the third quarter of fiscal 2004. All of our foundries and a majority of assembly and test subcontractors are located abroad, and we have substantial operations in India. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability.

During the first nine months of fiscal 2004 the Company has used cash of $52.6 million for operations and investments. This includes $13.0 million for operations and purchases of licenses and equipment, $11.0 million for investments in Tower Semiconductor, $18.4 million for investments through Alliance Ventures Management, and $10.2 million for debt and lease repayments. The Company sold UMC common stock shares for proceeds of $52.8 million to finance these activities. UMC common stock share sales have been, and are expected to continue to be, the Company’s main source of liquidity in the near term. Of the 191.4 million shares of UMC common stock owned by us at December 31, 2003, approximately 28.3 million shares are subject to a “lock-up” or no-trade provision, and 145 million shares are pledged to secure a loan with Chinatrust Commercial Bank, Ltd. In addition, UMC common stock shares are not tradable in the United States and are subject to many of the same risks as foreign currency.

The Company’s net loss was $6.6 million, or $0.19 per share, in the third quarter of fiscal 2004 compared to a net loss of $43.6 million, or $1.21 per share, in the third quarter of fiscal 2004. Our net loss was $24.2 million, or $0.69 per share, for the first nine months of fiscal 2004 compared to a net loss of $80.6 million, or $2.14 per share, for the first nine months of fiscal 2003.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003. For the three months ended December 31, 2003 there have been no changes to these critical accounting policies.

Results of Operations

The percentage of net revenues represented by certain line items in the Company’s consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues	100%	100%	100%	100%
Cost of revenues	66	115	69	267

Gross profit (loss)	34	(15)	31	(167)
Operating expenses:
Research and development	86	125	108	126
Selling, general and administrative	50	78	68	100

Total operating expenses	136	203	176	226

Loss from operations	(102)	(218)	(145)	(393)
Gain (loss) on investments	182	(18)	95	107
Write-down of marketable securities and venture investments	(60)	(698)	(29)	(403)
Other expense, net	(37)	(18)	(31)	(32)

Loss before income taxes, minority interest in consolidated subsidiaries, and equity in loss of investees	(17)	(952)	(110)	(721)
Benefit for income taxes	(19)	(147)	(41)	(191)

Income (loss) before minority interest in consolidated subsidiaries and equity in loss of investees	2	(805)	(69)	(530)
Minority interest in consolidated subsidiaries	1	21	4	22
Equity in loss of investees	(97)	(79)	(72)	(90)

Net loss	(94%)	(863%)	(137%)	(598%)

Net Revenues

The Company’s net revenues for the third quarter of fiscal 2004 were $7.1 million, an increase of $2.0 million or approximately 40% from the same quarter of fiscal 2003. This increase in net revenues was due to a $0.4 million increase in net revenues in the Company’s Systems Solutions business unit, a $0.3 million increase in net revenues in the Company’s Analog/Mixed Signal business unit, and a $1.3 million increase in memory product (SRAM and DRAM) net revenues. The increase in memory product revenues is due to a 8% increase in unit sales and a 26% increase in ASPs. The Company’s total net revenues for the first nine months of fiscal 2004 were $17.7 million, an increase of $4.3 million, or 32%, from the first nine months of fiscal 2003. This year over year increase is primarily due to a $1.8 million increase in Systems Solutions net revenue, a $1.3 million increase in Analog/Mixed Signal net revenue and a $1.2 million increase in memory product revenue due to a 2% decrease in units offset by a 14% increase in average selling prices (“ASPs”). Revenues generated by the Company’s Analog/Mixed Signal business unit resulted principally from the acquisition of PulseCore during fiscal 2002. Revenues generated by the Company’s Systems Solutions business unit results primarily from products incorporating technology licensed from API Networks during fiscal 2003.

The following were the Company’s net revenues by product line (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
			%			%
	2003	2002	Change	2003	2002	Change

SRAM	$3,710	$2,161	72%	$7,890	$5,916	33%
DRAM	1,235	1,463	(16%)	4,150	4,911	(15%)
Analog/Mixed Signal	1,156	871	33%	2,960	1,657	79%
Systems Solutions	1,001	567	77%	2,737	973	181%

Total Net Revenues	$7,102	$5,062	40%	$17,737	$13,457	32%

The Company’s Systems Solutions net revenues for the third quarter of fiscal 2004 were $1.0 million, an increase of $0.4 million or approximately 77% from the same quarter of fiscal 2003 due primarily to a 123% increase in unit sales offset by a 21% decrease in ASPs. The Company’s Systems Solutions net revenues for the first nine months of fiscal 2004 were $2.7 million, an increase of $1.8 million, or 181%, from the first nine months of fiscal 2003. This year over year increase is primarily due to a 230% increase in units shipped offset by a 15% decrease in ASPs.

The Company’s Analog/Mixed Signal net revenues for the third quarter of fiscal 2004 were $1.2 million, an increase of $0.3 million or approximately 33% from the same quarter of fiscal 2003 due primarily to a 65% increase in unit sales offset by a 20% decrease in ASPs. The Company’s Analog/Mixed Signal net revenues for the first nine months of fiscal 2004 were $3.0 million, an increase of $1.3 million, or 79%, from the first nine months of fiscal 2003. This year over year increase is primarily due to a 119% increase in units shipped offset by a 18% decrease in ASPs.

The Company’s DRAM net revenues for the third quarter of fiscal 2004 were $1.2 million, a decrease of $0.2 million or approximately 16% from the same quarter of fiscal 2003. Unit sales for the third quarter decreased 34% from the same quarter of fiscal 2003 offset by a 26% increase in ASPs. The Company’s DRAM net revenues for the first nine months of fiscal 2004 were $4.2 million, a decrease of $0.8 million, or 15%, from the first nine months of fiscal 2003. This year over year decrease is primarily due to a 26% decrease in units shipped offset by a 14% increase in ASPs. The Company no longer develops DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005.

The Company’s SRAM net revenues for the third quarter of fiscal 2004 were $3.7 million, an increase of $1.5 million or approximately 72% from the same quarter of fiscal 2003 due primarily to a 48% increase in unit sales and a 16% increase in ASPs. The Company’s SRAM net revenues for the first nine months of fiscal 2004 were $7.9 million, an increase of $2.0 million, or 33%, from the first nine months of fiscal 2003. This year over year increase is primarily due to a 25% increase in units shipped and a 7% increase in ASPs.

For the third quarter of fiscal 2004, one customer accounted for approximately 14% of the Company’s net revenues. For the third quarter of fiscal 2003, one customer accounted for approximately 8% of the Company’s net revenues. For the first nine months of fiscal 2004, one customer accounted for approximately 11% of the Company’s net revenues. For the first nine months of fiscal 2003, two customers accounted for approximately 9% of the Company’s net revenues.

Net revenues to the non-PC portion of the market were approximately $6.5 million or 91% of total net revenues for the third quarter of fiscal 2004 compared to $4.3 million or 86% of total net revenues for the third quarter of fiscal 2003. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics. During the first nine months of fiscal 2004, non-PC net revenues were approximately $15.9 million or 90% of total net revenues compared to $10.9 million or 81% of total net revenues for the first nine months of fiscal 2003.

International net revenues for the third quarter of fiscal 2004 were approximately 70% of the Company’s net revenues compared to approximately 65% for the same quarter of fiscal 2003. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues were $5.0 million in the third quarter of fiscal 2004 compared to $3.3 million in the third quarter of fiscal 2003. The Company’s international net revenues were 68% of total net revenues for the first nine months of fiscal 2004 and 68% for the first nine months of fiscal 2003. In absolute dollars, international net revenues were $12.0 million in the first nine months of fiscal 2004 compared to $9.2 million in the first nine months of fiscal 2003.

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

Gross Profit (Loss)

The Company’s gross profit for the third quarter of fiscal 2004 was $2.4 million or approximately 34% of total net revenues compared to a gross loss of $0.7 million or approximately 15% of total net revenues for the same quarter of fiscal 2003. During the third quarter of fiscal 2004, the Company sold memory product inventory which had previously been written down by $5.4 million. During the same quarter of fiscal 2003 the Company sold memory product inventory which had previously been written down by $5.4 million. These actions helped the Company increase its gross profit and gross margin in each quarter. The Company will continue to receive gross profit and gross margin benefits as it sells inventory which had been previously written down to a lower cost basis. As of December 31, 2003, the Company has approximately $21.5 million of memory products that have been written to $0. The Company’s gross profit for the first nine months of fiscal 2004 was $5.6 million or 31% of total net revenues compared to a gross loss of $22.4 million or 167% of total net revenues for the same period of fiscal 2003. During the first nine months of fiscal 2004, the Company sold memory product inventory which had previously been written down by $15.9 million. During the first nine months of fiscal 2003, the Company sold memory product inventory which had previously been written down by $8.4 million. An inventory write-down of $6.3 million was taken during the first nine months of fiscal 2003. These inventory write-downs were due to a reduction in end user demand and severe downward pricing pressure for memory products. No inventory write-downs have been recorded to date for either Analog/Mixed Signal or Systems Solutions products.

During the third quarter of fiscal 2003, the Company also wrote off $9.5 million of prepaid wafer credits resulting from its investment in Tower. The Company had determined that the value of these credits would not be realized given the Company’s sales forecast of products scheduled to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower wafer credits will not continue to decline in value.

The gross loss, excluding the impact of inventory write-downs, was $3.0 million, or 42% of total net revenues, for the third quarter of fiscal 2004. This compares to a gross loss, excluding the impact of inventory write-downs, of $6.2 million, or 122% of total net revenues, for the third quarter of fiscal 2003. This reduction in gross loss, excluding the impact of inventor write-downs, is due to a higher percentage of the Company’s revenues coming from the Analog/Mixed Signal and Systems Solutions product lines. Both of these product lines earn higher gross margins than memory products. The Company’s gross loss, excluding the impact of inventory write-downs, was $10.3 million or 58% of total net revenues for the first nine months of fiscal 2004. This compares to a gross loss, excluding the impact of inventory write-downs, of $24.5 million or 182% of total net revenues for the same period of fiscal 2003.

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

Research and development expenses were $6.1 million or approximately 86% of net revenues for the third quarter of fiscal 2004. This compares to $6.3 million or approximately 125% of net revenues for the same quarter of fiscal 2003. The decrease in spending is due primarily to reduced compensation expense, a reduced impact of the consolidation of investee companies, offset by increased depreciation as the result of additional CAD software investments and the amortization of technology licenses and other intangibles. Research and development expenses were $19.2 million or 108% of net revenues for the first nine months of fiscal 2004 compared to $16.9 million or 126% of net revenues for the comparable period during fiscal 2003. This year to year increase is due primarily to increased depreciation as the result of additional CAD software investments, the amortization of technology licenses and other intangibles, increased spending on masks and tooling, and the impact of the consolidation of investee companies.

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

Selling, general and administrative expenses for the third quarter of fiscal 2004 were approximately $3.6 million or 50% of net revenues as compared to approximately $3.9 million or approximately 78% of net revenues in the third quarter of fiscal 2003. The decrease in selling, general and administrative expenses is due primarily to a reduction in headcount and the consolidation of facilities acquired as part of the PulseCore and Chip Engines acquisitions. Selling, general and administrative expenses for the first nine months of fiscal 2004 were approximately $12.0 million or 68% of net revenues as compared to approximately $13.5 million or approximately 100% of net revenues for the comparable period of fiscal 2003. The decrease in selling, general and administrative expenses is due primarily to a reduction in headcount and the consolidation of facilities acquired as part of the PulseCore and Chip Engines acquisitions.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as a result of commission expense, which is dependent on the level of net revenues, legal fees associated with defending certain lawsuits, and administrative costs related to complying with the requirements of recent corporate governance reforms.

Gain (Loss) on Investments

The following table summarizes the Company’s gain (loss) on investments (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Sale of UMC shares	$12,942	$4,368	$18,199	$24,334
Sale of Broadcom shares	—	—	—	1,245
Sale of Magma shares	—	—	—	1,186
Sale of Adaptec shares	—	—	—	(5,423)
Sale of Chartered shares	—	(5,292)	—	(5,292)
Sale of Vitesse shares	—	—	—	(912)
Sale of PMC-Sierra shares	—	—	—	(274)
Write-down of restricted cash	—	—	(1,284)	(300)
Net hedging activities	—	32	—	(661)
Realized gain on Solar investee	—	—	—	497

Total Gain (Loss) on Investments	$12,942	($892)	$16,915	$14,400

The Company recorded the following gains and write-downs during the first nine months of fiscal year 2004:

•	Gain on the sale of 63 million common shares of UMC

•	A write-down of restricted cash related to its investment in Platys being acquired by Adaptec

The Company recorded the following gains, losses and write-downs during the first nine months of fiscal year 2003:

•	Gain on the sale of 86.6 million common shares of UMC

•	Gain on the sale of 75,000 common shares of Broadcom

•	Gain on the sale of 360,244 common shares of Magma

•	Loss on the sale of 924,000 common shares of Adaptec

•	Loss on the sale of 410,000 shares of Chartered ADSs

•	Loss on the sale of 143,000 common shares of Vitesse

•	Loss on the sale of 68,000 common shares of PMC-Sierra

•	A write-down of restricted cash related to its investment in Platys being acquired by Adaptec

•	Losses related to its hedges on Adaptec, Broadcom, and Vitesse

•	Realized gain on one of the Solar Venture Partners’ investee companies

Write-down of Marketable Securities and Venture Investments

The following table summarizes the Company’s write-downs of marketable securities and venture investments (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Chartered ADSs	$—	($16,212)	$—	($16,212)
Vitesse common shares	—	—	—	(673)
Tower ordinary shares	—	(14,083)	—	(14,083)
Alliance Ventures’ investments	(4,041)	(4,500)	(4,913)	(17,510)
Solar Venture Partners’ investments	(214)	(539)	(300)	(5,788)

Total Write-downs	($4,255)	($35,334)	($5,213)	($54,266)

During the third quarter of fiscal 2004, the Company wrote down five of its Alliance Ventures’ investments and one of its Solar Venture Partners’ investments.

Other Expense, Net

Other expense, net represents interest income from short-term investments, foreign withholding taxes, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the third quarter of fiscal 2004, other expense, net was approximately $2.6 million compared to other expense, net of approximately $927,000 in the third quarter of fiscal 2003. The increase in expense as compared to the third quarter of fiscal 2003 is due to an increase of foreign tax liability related to withholding taxes on the UMC common stock dividend from $124,000 to $1.9 million as well as decreased interest expense and bank fees from $754,000 to $570,000. In the first nine months of fiscal 2004, other expense, net was approximately $5.6 million compared to other expense, net of approximately $4.4 million in the first nine months of fiscal 2003. The increase in expense as compared to the first nine months of fiscal 2003 is due to an increase of foreign tax liability related to withholding taxes on the UMC common stock dividend from $1.7 million to $3.6 million offset by a decrease in interest expense from $1.7 million to $926,000. The Company also recorded a loss of $243,000 for the disposal of some fixed assets during the first nine months of fiscal 2003 compared to $54,000 in the first nine months of fiscal 2004.

Benefit for Income Taxes

The Company’s income tax rate for the first nine months of fiscal 2004 was 37.7% and an income tax benefit of approximately $7.3 million was recorded due to a net loss. The income tax rate for the third quarter of fiscal 2004 was 116.1% and an income tax benefit of approximately $1.4 million was recorded due to a net loss. The Company's income tax rate for the first nine months of fiscal 2003 was 26.5% and an income tax benefit of approximately $25.8 million was recorded due to a net loss. The income tax rate for the third quarter of fiscal 2003 was 15.5% and an income tax benefit of approximately $7.5 million was recorded due to a net loss. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities and tax benefits are not recognized on these losses. The Company has been notified by the IRS that it will undergo a review of its federal corporate income tax returns for fiscal years 1999 through 2002. Due to the early state of this review, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to the Company’s ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company’s proportionate share in the net losses of the equity investees of these venture funds was approximately $6.9 million for the third quarter of fiscal 2004. This compares to a loss of approximately $4.0 million for the third quarter of fiscal 2003. During the first nine months of fiscal 2004 and 2003, the total equity in the net losses of Alliance Ventures and Solar investee companies was $12.7 million and $12.1 million respectively. The Company has recorded a full valuation allowance on the deferred tax assets related to these equity losses due to the inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, the Company expects that it will incur additional losses in future periods.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period that ends after March 15, 2004. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

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

Like many semiconductor companies which frequently operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. During twelve of the past fifteen quarters, our business has been characterized by a fundamental slowdown in end customer demand in all the markets our products serve. More specifically, the Company’s performance in the first three quarters of fiscal 2004, all of fiscal 2003, and all of fiscal 2002 was adversely affected by weak end user demand for SRAM and DRAM memory products. Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. More recently, market conditions have improved and prices have stabilized and, in the last quarter, generally increased. However, we expect the average selling prices for our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. The Company no longer develops DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005. Although the Company has recently developed and sold analog/mixed signal and systems solutions products to supplement the Company’s traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. During the third quarter of fiscal 2004, the Company continued volume production of certain synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for such products. There can be no assurance that the Company will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on the Company’s gross profit in future quarters. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

We are affected by a general pattern of product price fluctuations, which has harmed, and may continue to harm, our business.

The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. During twelve of the past fifteen quarters, our business has been characterized by a fundamental slowdown in end-customer demand in all the markets our products serve. More specifically, for several quarters our performance has been adversely affected by severe declines in end user demand for our memory products and average selling prices of all of our products. Although our net revenues increased by $2.0 million or 40% in the third quarter of fiscal 2004 from the same quarter in fiscal 2003, principally because of improved performance in our Company’s Analog/Mixed Signal and Systems Solutions business units, both of which have a limited operating history and supplement the SRAM and DRAM memory products that have traditionally represented the core of our business, our net revenues decreased in fiscal 2003 by 30% compared to fiscal 2002, and decreased in fiscal

2002 by 87% compared to fiscal 2001. Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. More recently, market conditions have improved and prices have stabilized and, in the last quarter, generally increased. However, we expect the average selling prices for our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. Declining average selling prices will adversely affect the Company’s gross margin. Accordingly, our ability to maintain or increase revenues will be highly dependent on our ability to increase unit sales volume and reduce the cost per unit of our existing products and to successfully develop, introduce and sell new products. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenues or gross margin. More recently, the Company has decided to discontinue development of new DRAM products. The Company’s existing DRAM revenue is derived from selling legacy DRAM products to its existing customer base. The Company expects that revenues from DRAM products will comprise a significantly smaller percentage of overall revenue in fiscal 2005.

A significant portion of our assets consists of securities that we have a limited ability to sell and which have experienced significant declines in value.

We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. Our investment in UMC, a publicly traded company in Taiwan, represents our largest single asset. UMC common stock has been subject to significant fluctuations in value, and may decline in value in the future. Of the 191.4 million shares of UMC common stock owned by us at December 31, 2003, approximately 28.3 million shares are subject to a “lock-up” or no-trade provision, and 145 million shares are pledged to secure a loan with Chinatrust Commercial Bank, Ltd. Additionally, if the Company was forced to liquidate a significant portion of its UMC common stock, the share price received on such a sale may be negatively impacted by the size of such a sale given the Company’s ownership position. Further, UMC shares of common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Contractual restrictions also limit our ability to transfer approximately 70% of our investments in Tower Semiconductor Ltd., and we are unable to transfer any of our Tower shares through July 2004. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. Our investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, the investments in many of the securities held by us experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. For example, in the third quarter of fiscal 2004, the Company wrote down five of its Alliance Ventures’ investments and one of its Solar investments and recognized pre-tax, non-operating losses of approximately $4.3 million and in the second quarter of fiscal 2004, the Company wrote down two of its Alliance Ventures’ investments and one of its Solar investments and recognized pre-tax, non-operating losses of approximately $555,000. In addition, during the second and third quarters of fiscal 2003, we recorded pre-tax, non-operating losses of $673,000 and $16.2 million on two of our investments. In addition, during the first nine months of fiscal 2002, marketable securities held by us experienced significant declines in market value, and the Company recorded a pre-tax, non-operating loss of $288.5 million during the second quarter of fiscal 2002. In addition, we wrote down several of our Alliance Venture Management and Solar Venture Partners’ investments recognizing pre-tax, non-operating losses of approximately $5.2 million, $24.8 million, and $8.3 million for the first nine months of fiscal 2004 and all of fiscal 2003 and 2002, respectively. There can be no assurances that the Company’s investment in these securities will not decline further in value.

We rely on third parties to perform manufacturing; problems in their performance can seriously harm our financial results.

The Company currently relies on independent foundries to manufacture all of the Company’s products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company’s products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. Semiconductor manufacturing yields are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on offshore foundries that we do not control for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations. In addition, during the third quarter of fiscal 2004, the Company experienced longer lead times and constraints in the supply of wafers for certain of its products. Failure to resolve such issues may have a material, adverse effect on the Company’s results of operations. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company’s foundries’ ability to supply the Company’s products, which could have a material adverse effect on the Company’s results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company’s results of operations. The Company also relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services.

Increases in raw materials prices may significantly harm our results.

Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to the Company may increase the price charged to the Company for the services they provide, to the point that the Company may not be able to profitably have its products produced by such suppliers. The Company believes capacity utilization at its suppliers is increasing. Typically, if capacity utilization is high for an extended period of time, the Company will experience increased prices from its suppliers. There can be no assurance that such increases will not occur in the near future. The occurrence of such price increases could have a material adverse affect on the Company’s results of operations.

Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working to resolve its status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment assets, the Company may be subject to significant potential penalties.

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

The Company conducts a significant portion of its business internationally. International net revenues, principally from customers in Europe and Asia, constituted approximately 70% of the Company’s net revenues in the third quarter of first 2004. All of our foundries and a majority of assembly and test subcontractors are abroad and we conduct significant operations in India and are subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact the Company’s results of operations in the future or require the Company to modify its current business practices.

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

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of products shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. For example, in fiscal 2003 and 2002, the Company recorded pre-tax charges totaling approximately $6.3 million and $30.4 million, respectively, primarily to reflect such an excess and a decline in market value of certain inventory. Although no such charges were recorded in the first nine months of fiscal 2004, there can be no assurance that the Company in the future will not produce excess quantities of any of its products. The Company also recorded a write-down of its investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. No additional write-downs of wafer credits have been recorded during the first nine months of fiscal 2004. There can be no assurance that additional write-downs of wafer credits will not occur in future periods. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance and that situation exists today. These industry-wide fluctuations in demand have seriously harmed our operating results and despite recent increases in average selling prices this quarter, we have generally experienced, and expect to continue to experience, declining average selling prices for many of our products. If these conditions were to persist, a restructuring of operations, resulting in significant restructuring charges, may become necessary.

Risks related to sales of our products.

Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. For example, one customer accounted for approximately 11% of our net revenues in the first nine months of fiscal 2004. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts.

We are exposed to the risks associated with the slowdown in the U.S. and world-wide economy.

Among other factors, in several recent quarters decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. Despite evidence of some economic recovery in the most recent quarter, we experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002, fiscal 2003, and the first quarter of fiscal 2004. In addition, we experienced corresponding decreases in revenues and average selling prices across most of our product lines during fiscal 2002, fiscal 2003, and the first three quarters of fiscal 2004 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We are continually evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Liquidity and Capital Resources

At December 31, 2003, the Company had approximately $7.6 million in cash and cash equivalents, an increase of approximately $238,000 from March 31, 2003 and approximately $97.6 million in working capital, an increase of approximately $13.9 million from $83.7 million at March 31, 2003.

The Company had short-term investments in marketable securities whose fair value at December 31, 2003 was $183.1 million, an increase of $34.4 million from $148.7 million at March 31, 2003.

During the first nine months of fiscal 2004, operating activities used cash of $12.6 million. This was primarily the result of a net loss of $24.2 million adjusted for non-cash charges of $6.1 million, an increase in net deferred tax liabilities of $9.3 million, and an increase in inventory of $5.5 million offset by an income tax refund of $15.3 million, an increase in accounts payable and accrued liabilities of $3.4 million and a decrease in related party receivables of $1.1 million.

During the first nine months of fiscal 2003, operating activities used cash of $26.4 million. This was primarily the result of a net loss of $80.6 million adjusted for non-cash charges of $69.2 million and a decrease in tax payable and net deferred tax liabilities of $25.3 million offset by a decrease in inventory of $11.2 million.

Investing activities provided cash of $22.5 million during the first nine months of fiscal 2004. This is primarily the result of a sale of marketable securities for $52.8 million, offset in part by an investment in Tower for $11.0 million, purchases of Alliance Venture and other investments of $18.4 million, equipment purchases of $627,000, and the purchase of a technology license for $350,000.

Investing activities provided cash of $57.8 million during the first nine months of fiscal 2003. This is primarily the result of a sale of marketable securities for $97.2 million, offset in part by an investment in Tower for $26.0 million, purchases of Alliance Venture and other investments of $8.5 million, the purchase of a technology license for $3.2 million, and purchase of property and equipment for $1.7 million.

Financing activities used cash of $9.7 million during the first nine months of fiscal 2004. This is primarily the result of a repayment of short-term debt of $10.0 million. Financing activities used cash of $49.2 million during the first nine months of fiscal 2003. This is the result of a repurchase of common stock pursuant to the Company’s stock repurchase program of $35.3 million and the repayment of short-term debt of $19.7 million offset in part by the release of restricted cash of $6.2 million.

On May 20, 2002, the Board of Directors approved by unanimous written consent an increase in the number of shares of the Company’s Common Stock that may be repurchased by the Company from four million to nine million shares. The Company repurchased zero and 331,900 shares of its Common Stock during the third quarter of fiscal 2004 and fiscal 2003, respectively. During the first nine months of fiscal 2004 and fiscal 2003, the Company repurchased zero and 5,115,400 shares of its Common Stock, respectively.

The Company terminated its stock repurchase program in January 2004.

At December 31, 2003, the Company has $11.4 million available from a $45.0 million line of credit which is secured by 145 million shares of UMC common stock. UMC common stock shares have been, and are expected to continue to be, the Company’s main source of liquidity in the near term.

At December 31, 2003, the Company has restrictions on certain shares. The Company has 28.3 million UMC common stock shares, with a value of $24.1 million, which are subject to a “lock up” or no trade provision. The Company has pledged 145 million UMC common stock shares, with a value of $123.5 million, to secure a loan with Chinatrust. The Company holds 5.8 million Tower ordinary shares, with a value of $18.1 million, which are restricted.

Management believes these sources of liquidity and financing will be sufficient to meet the Company’s projected working capital and other cash requirements for at least the next twelve months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. We could raise such funds by selling some of our short-term investments, selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. If we raise additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.

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

Contractual Matters

The following table summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
Balance Sheet
(in thousands)

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short term Debt	$33,550	$—	$—	$—	$33,550
Capital Lease Obligations (including interest)	43	9	—	—	52
Long term Obligations (including short term portion)	1,987	1,684	—	—	3,671

	$35,580	$1,693	$—	$—	$37,273

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Operating Leases	$1,818	$3,106	$—	$—	$4,924

TOTAL	$37,398	$4,799	$—	$—	$42,197

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

Effective Transactions with Related and Certain Other Parties

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $225,000 during the first nine months of fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

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

In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts, calculated on an annual basis.

At Alliance Venture Management’s inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the third quarter of fiscal 2004, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $211,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003 or the first nine months of fiscal 2004.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003 or the first nine months of fiscal 2004.

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

The related party receivable is $272,000 as of December 31, 2003 and is related to loans to various employees, none of whom are officers of the Company, including those in the Company’s India design center.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has exposure to the impact of foreign currency fluctuations and changes in market values of its investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the three months ended December 31, 2003. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments for trading purposes at December 31, 2003.

Derivative Instruments and Hedging Activities

The Company has no derivative instruments outstanding as of December 31, 2003. The Company may enter into such instruments in the future.

Investment Risk

As of December 31, 2003, the Company’s short-term investment portfolio consisted of marketable equity securities in UMC, Vitesse Semiconductor, Adaptec, Inc., and Tower Semiconductor. All of these securities are subject to market fluctuations. During fiscal 2003, the Company liquidated its positions in Chartered, PMC-Sierra, Magma, and Broadcom and settled the Broadcom hedge instrument. The Company also reclassified 1,111,321 ordinary shares of Tower from long-term to short-term in the fourth quarter of fiscal 2003 and recorded this investment as an available-for-sale marketable security in accordance with SFAS 115. As of December 31, 2003, the Company has 2,483,934 ordinary shares of Tower that are classified as short-term.

During the first nine months of fiscal 2002, and the first nine months of fiscal 2003, marketable securities held by the Company experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. Management evaluated its investments in marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary on December 31, 2002, September 30, 2002, and December 31, 2001. As a result, the Company recorded pre-tax, non-operating losses of $16.2 million, $673,000, and $288.5 million in the third and second quarters of fiscal 2003 and the second quarter of fiscal 2002, respectively. The Company has not recorded any losses for “other-than-temporary” declines in the fair value of its marketable securities during the first nine months of fiscal 2004.

The Company also has an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of December 31, 2003, the Company has 5,795,846 shares that are recorded as long-term. The Company reviews its long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, the Company recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on its investment in Tower shares. As of December 31, 2003, the Company also had $4.4 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in Tower wafer credits recognizing a pre-tax, non-operating loss of approximately $9.5 million. The Company determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company periodically evaluates its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, the Company settled its derivative contract on the Vitesse investment by delivering 490,000 shares to the brokerage firm holding the contract. During the first quarter of fiscal 2004, the Company settled its derivative contract on the Adaptec investment by delivering 362,173 shares to the brokerage firm holding the contract. The Company has not entered into any additional hedging transactions during fiscal 2003 nor the first nine months of fiscal 2004 but may do so in the future.

Foreign Currency Risk

Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

As of December 31, 2003, the Company owned approximately 191.4 million shares of UMC, a publicly traded Company in Taiwan. In addition to other restrictions on their sales, since these shares are not tradable in the United States they are subject to many of the same risks associated with foreign currency. The market value of these holdings on December 31, 2003, based on the price per share in NTD and the NTD/US dollar exchange rate of NTD 34.05 per US$ was US$163.0 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition, results of operations, and cash flows of the Company in the future.

ITEM 4.
CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, subject to the improvement of our internal controls described in Item 4(b) below.

(b)  Changes in internal controls. In connection with their audit of the Company’s financial statements as of and for the year ended March 31, 2003, our independent accountants advised the Company that they had identified certain deficiencies in the Company’s internal control procedures that they considered to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. The independent accountants advised the Audit Committee in a letter dated April 28, 2003 that they identified certain deficiencies in the Company’s accounting and financial reporting infrastructure including the timeliness and quality of financial information from investment management and investee companies and the accounting for current and deferred income taxes. These matters have been discussed with the Audit Committee of the Board of Directors of the Company. To address the weaknesses, the Company has made certain additional operational reforms including the addition of new personnel during the second quarter of fiscal 2004, and has increased the procedures by which it performs management and oversight of investee companies.

P a r t II – O t h e r    I n f o r m a t i o n

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

On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al, and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, named as defendants certain current and former officers and directors of the Company. The Company was named as a nominal defendant. On December 2, 2003, the parties entered into a formal stipulation of settlement which was subsequently approved by the court on January 13, 2004. A Final Judgment and Order of Dismissal With Prejudice was entered by the court on January 20, 2004.

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

The Company made its investments in Chartered, UMC, and Tower, as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Because of the appreciation in value of certain of the Company’s investments, including its strategic wafer manufacturing investments, the Company could be viewed as holding a larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

On the other hand, the Company believes that the investments that it currently holds in UMC and Tower, and previously held in Chartered, even though in companies that the Company does not control, are properly regarded as strategic deployments of Company assets for the purpose of furthering the Company’s memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the memory chip business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and prior to the past few years, its income (and losses) have been derived almost exclusively from the memory chip business. Accordingly, the Company believes that it is properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.

In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment-company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working to resolve its status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

If the Company elects to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, the Company would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of the Company’s total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, the Company might choose to divest itself of assets that it considers strategically significant for the conduct of its operations or to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would be the additional risk that the Company’s acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

ITEM 6.
Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

10.55	Tower Semiconductor Agreement; Amendment No. 3 to payment schedule of Series A-5 additional purchase obligations, waiver of Series A-5 conditions, conversion of Series A-4 wafer credits and other provisions, dated as of November 11, 2003.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 10, 2004

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 10, 2004

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated February 10, 2004

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 10, 2004

     (b)  Reports on Form 8-K:

On October 23, 2003, we furnished a current report on Form 8-K which announced the Company’s financial results for the fiscal first quarter ended September 27, 2003 and certain other information. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

S i g n a t u r e s

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation

February 10, 2004	By:	/s/ N. Damodar Reddy

N. Damodar Reddy
Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ronald K. Shelton

Ronald K. Shelton
Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.55	Tower Semiconductor Agreement; Amendment No. 3 to payment schedule of Series A-5 additional purchase obligations, waiver of Series A-5 conditions, conversion of Series A-4 wafer credits and other provisions, dated as of November 11, 2003.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 10, 2004

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 10, 2004

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated February 10, 2004

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 10, 2004