Form 10-K
period 2004-03-27
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2004-06-10
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2004,

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-22594

Alliance Semiconductor Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0057842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

     The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $102,100,000 as of September 26, 2003, based upon the closing sale price computed by reference to the closing price for Common Stock as quoted by the Nasdaq National Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates of Alliance Semiconductor. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 27, 2004, there were 35,259,980 shares of Registrant’s Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on May 27, 2004, based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was approximately $81,400,000.

DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of the Company’s definitive proxy statement for its 2004 annual meeting of shareholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Forward Looking Statements

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements as to future operating results and plans that involve risks and uncertainties. We use words such as “expects”, “anticipates”, “believes”, “estimates” and similar expressions to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by those projected in the forward-looking statements for any reason, including the risks and uncertainties set forth in Item 1 of Part I hereof (entitled “Business”) and in Item 7A of Part II hereof (entitled “Quantitative and Qualitative Disclosures About Market Risk”) and elsewhere in this report.

Item 1. Business

Overview

     Alliance Semiconductor Corporation (“we” or “the Company”) is a worldwide provider of analog and mixed signal products, high-performance memory products and system solutions for the communications computing, embedded, industrial and consumer markets. Utilizing advanced process technologies and design expertise, we provide leading OEMs with a broad portfolio of complementary technologies including analog and mixed signal products, chip-to-chip connectivity products, networking controllers and high-performance memory products. Our products are designed to address the complete needs of system developers by leveraging its proprietary advances in Electromagnetic Interference (EMI) reduction, power management and timing technology, HyperTransport™ I/O connectivity and specialized memory solutions for next-generation applications.

     We were incorporated in California on February 4, 1985 and reincorporated in Delaware on October 26, 1993, and are headquartered in Santa Clara, California with major design centers in Bangalore and Hyderabad, India and international sales offices in Asia, Japan and Europe.

     Our transition from being solely focused on memory products to one providing solutions for next-generation applications was a proactive response to the cyclical nature of commodity memory products, a segment subject to periods of prolonged and severe decline in average selling prices (“ASPs”) and end user demand. To offset the effects of declining selling prices and their impact on revenue, we modified our strategy to diversify our product mix to focus on additional, high growth markets with value-added products outside of high performance memory, including analog and mixed signal and system solutions products. As part of this diversification strategy, we completed two acquisitions during fiscal 2003 and 2002 to accelerate the transition.

     In January 2002, we acquired the assets of PulseCore, Inc. (“PulseCore”), a fabless semiconductor company specializing in analog and mixed signal products built around proprietary advances in EMI frequency timing technology. The acquisition of PulseCore formed the foundation for our Analog and Mixed Signal business unit. The acquisition cost was $5.1 million and was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) 141 and, accordingly, PulseCore’s results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Net revenues from sales of PulseCore products were $4.3 million in fiscal 2004, $2.9 million in fiscal 2003, and were immaterial in fiscal 2002.

     In January 2003, we completed the acquisition of Chip Engines, Inc. (“Chip Engines”), a development stage company that designs semiconductor products for the networking, communications, cable and storage markets. The acquisition provides new research and development resources to our System Solutions business unit. We held a net investment of $4.8 million in Chip Engines prior to the acquisition in part through our ownership of Alliance Ventures Management and our investment in Solar Venture Partners. The acquisition was accounted for as a purchase of assets. Chip Engines’ results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

     The semiconductor industry is highly cyclical and subject to significant downturns at various times that are typically characterized by diminished product demand, production over capacity and under capacity, and accelerated erosion of ASPs. The market for our memory devices experienced excess supply relative to demand during fiscal 2002 and 2003 and much of fiscal 2004, which resulted in a significant downward pressure on ASPs during those fiscal years.

     The ASPs that we are able to command for our memory products is highly dependent on industry-wide production capacity and demand. In fiscal 2003, fiscal 2002 and much of fiscal 2004, we experienced rapid erosion in product pricing which was not within our control and which will continue to have an adverse material effect on our results of operations. We are unable to predict the future prices for our products.

     Throughout this report, we have indicated our fiscal years as ending on March 31, whereas the Company’s fiscal year actually ends on the Saturday nearest the end of March. The fiscal years 2004, 2003, and 2002 all contained 52 weeks.

Products

Analog and Mixed Signal

     The Company’s Analog and Mixed Signal business unit is divided into two major lines, Clock and Timing and Power and Systems Management.

     Clock and Timing

     The Company provides in-depth coverage and support in Clock Management with cost effective, low power, Clock and Timing solutions that cater to the requirements for PC/Data processing applications and handhelds, high resolution LCD displays, DDR memory modules, consumer applications (MP3 players/recorders, games, etc.), networking, wireless, mobile applications and others.

     The portfolio includes Frequency Synthesizers and Multipliers, Zero Delay Buffers, Distribution and Fan-out buffers. The EMI Reduction family of devices, a sub-segment of Clock and Timing, is made up of Frequency Synthesizer and Generators, which are widely used in many designs today to reduce radiated emissions towards regulatory compliance. The EMI reduction family is designed for low cost, very low power consumption, very small package size options, and overall timing accuracy and performance.

     Power and Systems Management

     The portfolio today includes CPU Supervisor Products. These include products that feature POR (Power On Reset), WDT (Watch Dog Timers), LVS (Low Voltage Sense), BB (Battery Backup), brownout detect and control and many more system and device level key functions. In addition to this and based on its core competence in innovative EMI reduction, the Analog and Mixed Signal business unit is expanding its product offering to address compliance issues due to high frequency switching of currents and voltages in Switched Mode Power Supplies (SMPS).

     The Company currently produces more than 200 different analog and mixed signal products. Sales from the Analog and Mixed Signal business unit accounted for 16% of net revenues for fiscal 2004 and 2003, and less than 1% of net revenues during fiscal 2002.

System Solutions

     Within the System Solutions business unit, the Company develops connectivity and networking ASSPs that address critical bandwidth and performance bottlenecks in legacy and emerging embedded, networking, computing and storage systems.

     Connectivity Products

     The Connectivity Product Portfolio includes a broad selection of high-speed bridges based on HyperTransport™ technology (HT) including HT-to-PCI/PCI-X bridges. These bridges are designed to work together with the HyperTransport interface on the new generation of leading embedded and discreet microprocessors from AMD, Broadcom, PMC-Sierra and Transmeta. The Company’s Connectivity Product Portfolio is designed to allow system architects to leverage the performance of these leading microprocessors while still maintaining compatibility with legacy PCI/PCI-X based systems. The Connectivity Product Portfolio also includes a series of industry standard IEEE1149.1 JTAG gateways and controllers that partition a JTAG scan chain into multiple smaller chains for easier fault diagnostics and faster Flash programming.

     The Company believes the connectivity product line will be a key building block in a number of different systems including storage systems and switches, imaging and graphics systems, LAN switches, servers, access and edge routers. These solutions are currently planned to include a complete “eco-system” that incorporates integrated circuit devices with software drivers, protocol stacks, reference designs, evaluation kits and an extensive set of documentation to speed customer time-to-market.

     Sales from the System Solutions business unit accounted for 17% of net revenues during fiscal 2004, 9% of net revenues during fiscal 2003, and 0% of net revenues in fiscal 2002.

     Networking Products

     The Networking Product Portfolio includes a family of networking media access controllers to address the needs of established and emerging protocols and standards including 10 Gbps Ethernet, Resilient Packet Ring (RPR) (IEEE802.17), Generic Framing Procedure (GFP) and others. These networking controllers serve a variety of applications and vertical markets including networking, cable infrastructure, storage, compute and others.

Memory

     Static Random Access Memory (“SRAM”)

     SRAMs are used for the storage and retrieval of data in telecommunications, data communication, networking, consumer and wireless markets, as well as others. The Company produces SRAMs for a wide variety of applications, including high-performance or high-bandwidth applications that require a “buffer” or “cache” of high-speed memory to provide data access and data routing quickly. The Company offers a wide variety of SRAM products, including high-speed synchronous SRAMs and fast asynchronous SRAMs. Synchronous SRAMs address the need for high-bandwidth data path buggers for primarily high-speed communications. Alliance offers a complete family of synchronous SRAMs, including No Turnaround Delay (NTD) and synchronous burst devices for these applications. The Company currently offers more than 60 synchronous SRAM products in densities ranging from 2 Mbit up to 36 Mbit and clock speeds of up to 250 MHz. The Company’s asynchronous SRAMs support the full range of 3.3V and 5V asynchronous SRAMs used with mainstream digital signal processors (DSPs) and microcontrollers. They are offered in densities ranging from 64 Kbit up to 4 Mbit, speed grades as fast as 10ns and in both commercial and industrial temperature grades. Currently, the Company’s most advanced SRAM products are manufactured using 0.13 micron technology. Sales of the Company’s SRAM products accounted for 44% of the Company’s net revenues in fiscal 2004. During fiscal 2003 and 2002, SRAM products contributed approximately 41% and 50%, respectively, to the Company’s net revenues.

     Dynamic Random Access Memory (“DRAM”)

     The Company has ceased developing new DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005. Sales of the Company’s DRAM products accounted for 23% of the Company’s net revenues in fiscal 2004. During fiscal years 2003 and 2002, DRAM products accounted for 34% and 48%, respectively, of the Company’s net revenues.

Product Development

     Timely development and introduction of new products are essential to maintaining the Company’s competitive position. The Company currently develops the vast majority of its products in-house and has 188 development personnel (33 in the United States and 155 in India) as of March 31, 2004. The Company uses computer-aided design environments to design and prototype new products. The Company’s design process uses network computing, high-level design methodologies, logic and circuit simulators, field-programmable gate array based prototyping, synthesis and physical design tools. During fiscal 2004, 2003, and 2002, the Company spent approximately $24.7 million, $22.9 million, and $10.4 million, respectively, on product development activities. The Company plans to continue to invest substantial amounts in development to design additional products.

     The markets for the Company’s products are characterized by rapid technological change, evolving industry standards and product obsolescence. The Company’s future success will be highly dependent upon the timely completion and introduction of new products at competitive performance levels. The success of new product offerings, and its existing product lines, depends on a variety of factors, including product selection, successful and timely completion of product development, the Company’s ability to secure sufficient foundry, assembly and test capacity for volume manufacturing, at competitive prices, of its product, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company’s independent foundries and the Company’s ability to offer products at competitive prices. There can be no assurance that the Company will be able to identify new product opportunities successfully, or develop and bring to market such new products in a timely and cost effective manner, or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company can secure adequate capacity for the production of such products, or obtain acceptable manufacturing yields necessary to enable the Company to offer products at competitive prices. Additionally, there can be no assurance that the Company’s products will gain or maintain market acceptance. Such inabilities could materially and adversely affect the Company’s results of operations.

     The markets for the Company’s products are volatile and subject to rapid technological and price change. Any inventory of products for those markets may be subject to obsolescence and price erosion, which could materially and adversely affect the Company’s results of operations.

Customers

     The Company’s primary customers are major domestic and international manufacturers of personal computer and computer peripherals, consumer, networking, telecommunications and wireless products, including: Sony, ZTE, Cisco, Nortel, Lucent, AFC, Compal, Wistron, and Quanta. A decline in demand in these industries or lack of success in developing new markets or new products has had and may continue to have a material adverse effect on the Company’s results of operations.

     Sales to the Company’s customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. During each of fiscal 2004, 2003 and 2002, no single customer accounted for more than 10% of the Company’s net revenues.

     Historically, the semiconductor industry in general, and the semiconductor memory business in particular, have experienced cyclical downturns in business every few years. The industry experienced such a downturn in the mid 1990’s and had recovered during the late 1990’s. Beginning in the fourth fiscal quarter of fiscal 2001 and continuing through the first half of fiscal 2004, the industry and the Company experienced a significant downturn. There can be no assurance that the Company will be able to manage its business in a manner so as to prepare for downturns, when they occur. Additionally, even if the Company is able to prepare for downturns, any such downturns would have a significant and material negative impact on the Company’s ability to sell products and its results of operations, and such a negative impact on the Company may last several years.

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

     International revenues accounted for approximately 71%, 69%, and 74% of net revenues in fiscal 2004, 2003 and 2002, respectively. The Company expects that international sales will continue to represent a significant portion of net revenues. In addition, the Company’s products are manufactured, assembled and tested by independent third parties primarily located in Asia and North America, and the Company has in the past, and intends in the future, to make investments in certain foundries in Asia or elsewhere, including Israel, in order to secure production capacity. Due to its international sales and independent third party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company’s international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company’s products in foreign markets and make the Company’s products relatively more expensive than competitors’ products that are denominated in local currencies. There can be no assurance that such regulatory, geopolitical or other factors will not adversely impact the Company’s results of operations in the future or require the Company to modify its current business practices.

Manufacturing

     The Company subcontracts its manufacturing to independent foundries, which allows the Company to avoid the significant capital investment required for wafer fabrication facilities. The Company, however, has entered into agreements providing for the investment of significant sums for the formation of companies to build and operate manufacturing facilities or to obtain guaranteed capacity as described below. As a result, the Company focuses its resources on product design and development, quality assurance, marketing and sales and customer support. The Company designs its products using proprietary circuit modules and standard fabrication processes in order to operate within the process parameters of its contract manufacturers.

     The Company’s major foundry relationships are with Chartered Semiconductor Manufacturing Ltd. (“Chartered”) in Singapore, Tower Semiconductor, Ltd. (“Tower”) in Israel, Samsung in South Korea and United Microelectronics Corporation (“UMC”) in Taiwan and Japan. In fiscal 2001, the Company entered into a foundry production agreement with Tower, in conjunction with an investment in a new fabrication facility being constructed by Tower in Israel. Although the Company believes it currently has adequate capacity to address market requirements, there can be no assurance that in the future the Company’s current foundry relationships, together with any additional sources, would be willing or able to satisfy all of the Company’s requirements on a timely basis. The Company has encountered delays in the qualification process and production ramp-up in the past, and qualification or production ramp-up at any additional foundries could take longer than anticipated. The Company has entered into equity arrangements in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. The Company will continue to consider various possible transactions, including, but not limited to, equity investments in independent wafer manufacturers in exchange for guaranteed production; the formation of new companies to own and operate foundries; the usage of “take or pay” contracts that commit the Company to purchase specified quantities of wafers over extended periods; and the licensing of certain of the Company’s designs, in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that the Company would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to the Company.

     The Company has in the past experienced disruption of the operations at its foundries, and any future disruptions for any reason, including work stoppages, an outbreak of Severe Acute Respiratory Syndrome, fire, earthquakes, or other natural disasters, could cause delays in shipments of the Company’s products, and could have a material adverse effect on the Company’s results of operations.

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

     The Company uses offshore subcontractors, which are located primarily in Taiwan, the Philippines, Malaysia, India and Singapore, for die assembly and testing. In the assembly process, the silicon wafers are separated into individual dies that are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company’s quality assurance program before shipment to customers. While the timeliness, yield and quality of product deliveries from the Company’s suppliers of assembly and test services have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstances that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company’s revenue, and other adverse effects on the Company’s results of operations. Most of the Company’s wafer foundries, assembly and testing facilities comply with the requirements of ISO 9000.

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

Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company’s customers may be purchasing products from both the Company and the Company’s competitors. The Company’s principal competitors include Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Integrated Silicon Solutions, Inc., PLX Technology, Samsung, Toshiba, and other U.S., Japanese, Korean and Taiwanese manufacturers. Most of the Company’s competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company. During an industry downturn such as the recent downturn and such as has occurred previously, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than the Company. In addition, the Company has entered into new markets, where it faces additional competition. Markets for most of the Company’s products are characterized by intense price competition. The Company’s future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that the Company will be able to develop or market any such products successfully. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate foundry capacity, sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Licenses, Patents and Maskwork Protection

     The Company seeks to protect its proprietary technology by filing patent applications in the United States and registering its circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. As of May 18, 2004, the Company holds 86 United States patents covering certain aspects of its product designs or manufacturing technology, which patents expire between 2009 and 2022. The Company also has 17 pending United States patent applications, two of which have been allowed and are expected to be issued as patents. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company’s technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company’s technology or the circumvention of its patents by competitors could have a material adverse effect on the Company’s ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company.

     The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will receive in the future, notices alleging that the Company’s products, or the processes used to manufacture the Company’s products, infringe the intellectual property rights of third parties. The Company is in discussions with one company who has made claims that some of the Company’s products and/or processes infringe patents held by such company. If the Company determines that the Company possibly infringes a patent and the patent appears valid, the Company will attempt to negotiate a license, if possible. The ultimate conclusion with respect to any alleged infringement must be determined by a court or administrative agency in the event of litigation, and there can be no assurance that a court or administrative agency would determine that the Company’s products do not infringe the patents in question. Patent litigation is inherently uncertain and the Company cannot predict the result of any such litigation or the level of damages that could be imposed if it were determined that certain of the Company’s products or processes infringe any of the patents in question.

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

Backlog

     Sales of the Company’s products are made pursuant to standard purchase orders. Purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in the customers’ requirements and to price renegotiations. In addition, orders typically may be canceled at the discretion of the buyer without enforceable penalty. The Company’s business, in line with that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules. Also, the Company’s actual shipments depend on the manufacturing capacity of the Company’s foundries and subcontractors. Finally, capacity constraints or unexpected manufacturing delays may prevent the Company from meeting the demand for certain of its products. The backlog is not necessarily indicative of future sales.

Investments

     The Company has had and continues to hold significant investments in marketable securities and investments in shares that are classified as long-term. The Company did not record any “other-than-temporary” write-downs during fiscal 2004. During fiscal 2003, certain investments in marketable securities held by the Company experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. As a result, the Company recorded “other-than-temporary” write-downs in these investments. During the second and third quarters of fiscal 2003, the Company recorded pre-tax, non-operating losses of $673,000 and $16.2 million, respectively, on two of its investments. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower ordinary shares. At March 31, 2004, a portion of the Company’s investment in Tower ordinary shares was classified as long-term.

     During the first six months of fiscal 2002, marketable securities held by the Company experienced significant declines in market value. As a result, the Company recorded a pre-tax, non-operating loss of $288.6 million during the second quarter of fiscal 2002.

United Microelectronics Corporation

     At March 31, 2004, the Company owned approximately 161.5 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.0% ownership. At March 31, 2003, the Company owned approximately 245.0 million shares of UMC common stock, representing approximately 1.7% ownership. The Company received a stock dividend of approximately 9.5 million shares of UMC common stock in July 2003.

     The Company accounts for its investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2004, the Company sold 93.0 million shares of UMC common stock for $80.5 million and recorded a pre-tax, non-operating gain of $29.5 million.

     As of March 31, 2004, all 145 million shares of UMC common stock, which had been pledged as collateral, had been released by Chinatrust Commercial Bank, Ltd. (“Chinatrust”) as a result of the Company repaying in full its outstanding debt with Chinatrust. (See Note 2 of the consolidated financial statements included in this report.)

     UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced significant decreases in market value. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Tower Semiconductor Ltd.

     At March 31, 2004, the Company owned 8,908,391 ordinary shares of Tower of which 2,672,518 were classified as short-term and accounted for as an available-for-sale marketable security in accordance with SFAS 115. During the third quarter of fiscal 2004, the Company, in conjunction with the other Tower wafer partners and with the agreement of Tower’s creditors and shareholders, entered into an agreement to accelerate its remaining $6.7 million payment related to the fifth and final milestone of the original Tower Share Purchase Agreement executed in January 2001. This was in addition to aggregate payments of $4.3 million made during the first and second quarters of fiscal 2004. In exchange for this accelerated payment, Tower issued 777,295 ordinary shares for $2.3 million and 628,611 ordinary shares for $4.4 million during the fourth quarter of fiscal 2004. In connection with the agreement to accelerate its payment, Alliance agreed to the following restrictions on its ability to sell, transfer or dispose of its Tower shares:

•	30% of all Tower shares acquired by the Company (shares acquired/to be acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments, shares acquired as a result of Tower’s rights offering in September 2002, and shares which may be acquired upon exchange of certain wafer credits) became unrestricted and available-for-sale as of January 2004 subject to an initial 180 day lock-up period;

•	the remaining 70% of all Tower shares acquired by the Company are restricted from sale, transfer, or disposition until January 2006 which is a two-year extension of the Initial Restricted Period; and

•	after the amended Initial Restricted period ends, the Company will still be subject to a Subsequent Restricted Period between January 2006 and January 2008. During this time, the Company may transfer no more than 6% of its total shares in any quarter on a cumulative basis and no more than 48% of its total shares by the end of this period.

     During the period from January 2004 through December 2006, the Company will also have the option to convert a portion of its prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. Those credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two year period can be converted to shares based on the average price per Tower share during the last 15 trading days of each quarter. Those credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three month LIBOR rate plus 2.5%. Interest will be paid the following quarter; reimbursement of unutilized wafer credits will not occur until December 2007. The Company will also retain its option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.

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

     In the third quarter of fiscal 2003, the Company wrote down its investment in Tower shares and recorded a pretax, non-operating loss of approximately $14.1 million. As of March 31, 2004, the Company also held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. The Company has, and will retain, an option to convert the remaining $4.4 million of wafer credits to equity in January 2006. The Company’s investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

     N. Damodar Reddy, who is the Company’s Chairman and Chief Executive Officer, is a director of Tower.

Vitesse Semiconductor Corporation

     At March 31, 2004, the Company owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

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

Adaptec, Inc.

     At March 31, 2004, the Company owned 154,444 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

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

     At Alliance Venture Management’s inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, (collectively “Alliance Ventures”) calculated on an annual basis.

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

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. During fiscal 2004, the Company incurred $875,000 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $870,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2004 or fiscal 2003.

     No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004 or fiscal 2003.

     After Alliance Ventures I was formed, the Company contributed all of its then current investments, except UMC, Chartered, and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2004, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2004, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $52.5 million in 17 companies, with a total fund allocation of $100.0 million. As of March 31, 2004, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $37.6 million in eight companies, with a total fund allocation of $40.0 million. As of March 31, 2004, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $27.7 million in ten companies, with a total fund allocation of $60.0 million. During fiscal 2004, the Company invested approximately $20.0 million in Alliance Venture investee companies.

     In fiscal 2004, 2003, and 2002, the Company wrote down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $5.5 million, $19.0 million, and $7.3 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. During fiscal 2004, 2003, and 2002, total equity in the net losses of Alliance Ventures investee companies was $14.1 million, $15.2 million, and $13.0 million, respectively.

     Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies not only on the skill of the investment managers, but also on market and other factors outside the control of the managers. The market for these types of investments has, in the past, often been successful and many venture capital funds have been profitable, and while the Company has been successful in certain of its past investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future and the Company could suffer significant diminished success in these investments. It is possible that many or most, and maybe all, of the Company’s venture type investments may fail, resulting in the complete loss of most or all the money the Company has invested in these types of investments.

     N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance

Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. The Company acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full including approximately $22,000 of accrued interest. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 15 to Consolidated Financial Statements.”

Solar Venture Partners, LP

     Through March 31, 2004, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of March 31, 2004, the Company held a 73% interest in Solar.

     Due to the Company’s majority interest in Solar, the Company consolidates Solar. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exert significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2004, 2003 and 2002 the Company recorded equity in loss of investees of approximately $1.3 million, $1.4 million and $1.6 million and wrote down certain Solar investments by $300,000, $5.8 million and $1.0 million, respectively.

     C.N. Reddy, an officer and director of the Company, is a general partner of Solar, an investor in Solar and participates in running Solar’s daily operations. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 15 to Consolidated Financial Statements.”

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

     When the Act was written, its drafters (and Congress) concluded that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential need to provide additional investor protection, the Act and rules under it contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it, on an unconsolidated basis, either holds more than 45% of its non-cash assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the company’s board of directors.

     The Company made its investments in Chartered, UMC and Tower as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Because of the appreciation in value of certain of the Company’s investments, including its strategic wafer manufacturing investments, the Company could be viewed as holding a larger portion of its assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

     On the other hand, the Company believes that the investments that it currently holds in UMC and Tower, and previously held in Chartered, even though in companies that the Company does not control, are properly regarded as strategic deployments of Company assets for the purpose of furthering the Company’s integrated circuit business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the Securities and Exchange Commission (“SEC”) utilizes in determining investment company status, the Company has never held itself out as an investment company; its historical development has focused almost exclusively on the integrated circuit business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the integrated circuit business; and prior to the past few years, its income (and losses) have been derived almost exclusively from the integrated circuit business. Accordingly, the Company believes that it is properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.

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

Employees

     As of March 31, 2004, the Company had 261 full-time employees, consisting of 188 in research and development, 12 in marketing, 16 in sales, 22 in administration and 23 in operations. Of the 188 research and development employees (33 in the US and 155 in India), 74 have advanced degrees. The Company believes that the Company’s future success will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for whom competition is intense. The Company’s employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

Web Site Access to Our Periodic SEC Reports

     Our primary Internet address is www.alsc.com. We make our periodic SEC Reports (Forms 10-Q and 10-K) and current reports (Form 8-K) as well as proxy statements (Schedule 14A) and Section 16 filings by certain officers, directors and stockholders of the Company available free of charge through our Web site on the same day those filings are made. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

Item 2. Properties

     The Company’s executive offices and its principal marketing, sales and product development operations are located in a 56,600 square foot leased facility in Santa Clara, California under a lease which expires in July 2006. The Company has an option to extend the lease for a term of five years. The Company also leases office space in Hsin-Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of the Company’s products in Taiwan. The Company leases one building to house its design center in Bangalore, India, and has purchased a parcel of land in an office park under development in Hyderabad, India, for product development. The Company also leases a building in Hyderabad, India to support its design center there. This leased facility was acquired as part of the Company’s acquisition of Chip Engines. Additionally, the Company leases sales offices in Natick, Massachusetts; Foothill Ranch, California; Bracknell, United Kingdom; Taipei, Taiwan; Tokyo, Japan; and ShenZhen, China. The Company believes that its facilities are suitable and adequate for its needs.

Item 3. Legal Proceedings

     In July 1998, the Company learned that a default judgment was entered against it in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and the Company’s Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

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

     On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al., and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, named as defendants certain current and former officers and directors of the Company. The Company was named as a nominal defendant. On December 2, 2003, the parties entered into a formal stipulation of settlement which was subsequently approved by the court on January 13, 2004. A Final Judgment and Order of Dismissal With Prejudice was entered by the court on January 20, 2004.

     In July 2003, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. The Company has reviewed a copy of the complaint, believes it has meritorious defenses and intends to defend vigorously against the claims asserted against it. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

     In addition, the Company is party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Information concerning executive officers of the Company as of the date of this report is set forth below:

Name	Age	Position
N. Damodar Reddy	65	Chairman, President and Chief Executive Officer
C.N. Reddy	48	Executive Vice President for Investments, Director
Ronald K. Shelton	43	Vice President, Finance and Administration, and Chief Financial Officer
Ritu Shrivastava	53	Vice President/General Manager, Technology Development and Operations

     N. Damodar Reddy is the co-founder of the Company and has served as the Company’s Chairman of the Board, Chief Executive Officer and President from its inception in February 1985. Mr. Reddy also served as the Company’s Chief Financial Officer from June 1998 until January 1999. Under his guidance, the Company created the fabless model that many memory companies follow today. From September 1983 to February 1985, Mr. Reddy co-founded and served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. In 1995, Mr. Reddy was selected as “Entrepreneur of the Year” in Northern California, an award sponsored by Inc. magazine, Ernst and Young, and Merrill Lynch. Mr. Reddy is a member of the board of directors of Tower Semiconductor, a publicly traded company, as well as serving on the board of several other privately held companies. He holds a B.S. degree in Electrical Engineering from Osmania University, a M.S. degree in Electrical Engineering from North Dakota State University and a M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.

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

     Ritu Shrivastava joined the Company in November 1993 and is currently Vice President/General Manager of Technology Development and Operations. Dr. Shrivastava was designated as an executive officer of the Company in July 1997. Dr. Shrivastava has been responsible for co-developing many generations of memory technologies and products at various foundries in Taiwan, Singapore, Japan, and U.S., which supported the Company’s leadership in the successful fabless model. Prior to joining the Company, Dr. Shrivastava worked at Cypress Semiconductor Corporation for more than 10 years in various technology management positions, the last one being Director of Technology Development. Before Cypress, Dr. Shrivastava was with Mostek Corporation where he was responsible for one of the first CMOS manufacturing lines in the U.S. for memory and gate-array applications. Dr. Shrivastava served on the Electrical Engineering faculty at Louisiana State University where he also received his Ph.D. Dr. Shrivastava completed his Master’s and Bachelor’s degrees in Electrical Communication Engineering from Indian Institute of Science, Bangalore, India and a Bachelor’s degree in Science from Jabalpur University, India. Dr. Shrivastava is named inventor in 20 patents related to various technologies, and is a Fellow of IEEE. He also serves on the editorial board of IEEE Transactions on Electron Devices as a CMOS editor.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is listed on the NASDAQ National Market under the symbol ALSC. The Company completed its initial public offering on December 1, 1993. The following table sets forth, for the periods indicated, the high and low closing sale prices on NASDAQ for the Company’s Common Stock.

Fiscal Year	High	Low
2003
1st Quarter	$11.45	$6.52
2nd Quarter	7.19	3.67
3rd Quarter	4.82	2.85
4th Quarter	4.29	2.72
2004
1st Quarter	$4.94	$3.20
2nd Quarter	6.49	4.27
3rd Quarter	8.73	5.44
4th Quarter	9.24	6.55

     As of May 27, 2004, there were approximately 119 holders of record of the Company’s Common Stock.

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

	Year Ended March 31,
	2004	2003	2002	2001	2000
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$26,671	$18,522	$26,547	$208,678	$89,153

Income (loss) from operations	(34,443)	(63,611)	(79,137)	(12,692)	195

Gain (loss) on investments, write-down of marketable securities and venture investments, loss in investees accounted for under the equity method, and other income (expense), net	252	(62,872)	(311,990)	(439,585)	1,058,253

Income (loss) before cumulative effect of change in accounting principle	(19,411)	(106,048)	(242,771)	(272,321)	648,100

Net income (loss)	$(19,411)	$(106,048)	$(240,716)	$(272,321)	$648,100

Income (loss) per share before effect of change in accounting principle:
Basic	$(0.55)	$(2.85)	$(5.91)	$(6.58)	$15.49
Diluted	$(0.55)	$(2.85)	$(5.91)	$(6.58)	$15.07
Net income (loss) per share:
Basic	$(0.55)	$(2.85)	$(5.86)	$(6.58)	$15.49

Diluted	$(0.55)	$(2.85)	$(5.86)	$(6.58)	$15.07

Weighted average number of common shares:
Basic	35,093	37,160	41,078	41,376	41,829
Diluted	35,093	37,160	41,078	41,376	42,992

	March 31,
	2004	2003	2002	2001	2000
			(in thousands)
Consolidated Balance Sheet Data:
Working capital	$99,679	$83,572	$323,791	$319,289	$615,937
Total assets	260,802	242,722	682,570	853,243	1,520,442
Stockholders’ equity	174,722	159,220	451,255	547,289	963,955
Long-term obligations	241	312	4,808	12,568	2,714

     The following table summarizes selected consolidated financial information (unaudited) for the fiscal quarters for each of the last two fiscal years ended March 31, 2004 and 2003, respectively:

	Fiscal Year 2004				Fiscal Year 2003
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(in thousands, except per share data)
Operating Summary:
Net revenues	$8,934	$7,102	$5,561	$5,074	$5,065	$5,062	$4,096	$4,299

Gross profit (loss)	257	2,402	1,343	1,829	1,207	(748)	(10,965)	(10,716)

Loss from operations	(8,819)	(7,254)	(9,608)	(8,762)	(10,713)	(11,008)	(22,108)	(19,782)

Gain (loss) on investments, write-down of marketable securities and venture investments, loss in investees accounted for under the equity method, and other income (expense), net	7,182	1,932	(2,397)	(6,465)	(6,156)	(41,274)	(11,946)	(3,496)

Net income (loss)	$4,792	$(6,632)	$(4,540)	$(13,031)	$(25,476)	$(43,630)	$(21,679)	$(15,263)

Net income (loss) per share:
Basic	$0.14	$(0.19)	$(0.13)	$(0.37)	$(0.72)	$(1.21)	$(0.58)	$(0.38)

Diluted	$0.13	$(0.19)	$(0.13)	$(0.37)	$(0.72)	$(1.21)	$(0.58)	$(0.38)

Weighted average number of common shares:
Basic	35,208	35,141	35,033	34,988	35,480	36,089	37,292	39,871

Diluted	35,897	35,141	35,033	34,988	35,480	36,089	37,292	39,871

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

Overview

     We are a fabless semiconductor company that operates through three business units: Memory, Systems Solutions and Analog and Mixed Signal. The Memory business unit primarily designs, manufactures and sells SRAM and DRAM devices. SRAM and DRAM sales, which are characterized by intense price pressure and declining margins, have traditionally comprised the overwhelming majority of our revenues, and the memory business unit contributed 67% of our total net revenues during fiscal 2004. We have ceased developing new DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005. Our Analog and Mixed Signal business unit designs, manufactures and sells products designed to provide analog and mixed signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog and Mixed Signal business unit has traditionally accounted for a small, but growing portion of our revenues. Net revenues from Analog and Mixed Signal products comprised 16% of our total net revenues during fiscal 2004. Our System Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage, and server markets. The System Solutions business unit has traditionally accounted for a small, but growing portion of our revenues. During fiscal 2004, net revenues from System Solution products comprised 17% of our total net revenues.

     Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. During fiscal 2002, fiscal 2003 and most of fiscal 2004, our operating performance has been adversely affected by severe declines in end user demand and average selling prices. More recently, market conditions have improved and prices have stabilized, and, in the last quarter, generally increased. We expect average selling prices for our products to decline in the future, principally due to continuing and increased market competition and an increased supply of competitive products in the market. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products. Our operating results are also affected by a number of other factors including the volume of product sales, availability of foundry assembly and test capacity, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, fluctuations in product costs, increased research and development expenses, and, to a lesser extent, exchange rate fluctuations. Although the our net revenues increased by $8.1 million or 44% in fiscal 2004 from fiscal 2003 (principally because of improved performance in the Analog and Mixed Signal and System Solutions business units, both of which have a limited operating history and supplement the Memory products that have traditionally represented the core of our business) our net revenues decreased in fiscal year 2003 by 30% compared to fiscal year 2002, and decreased in fiscal year 2002 by 87% compared to fiscal year 2001.

     As a fabless semiconductor company, we rely on third parties to manufacture, assemble and test our products. However, as a result of our dependence on third-party wafer foundries, principally Chartered Semiconductor and Tower Semiconductor, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer. During the past two quarters, we have experienced constraints in the supply of wafers from certain of our foundries. Such constraints may have a material adverse effect on our revenue and operating results. In addition, during the second quarter of fiscal 2004, we began volume production of synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for certain products. There can be no assurance that we will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on our financial position in future quarters.

     We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party wafer foundries we rely on to manufacture our products. During fiscal 2004, we recorded write-downs of investments of $5.8 million compared with write-downs of $55.8 million during fiscal 2003. Assets on which we recorded write-downs during fiscal 2004 included our investments in Alliance Ventures Management and Solar Venture Partners’ funds. Assets on which we recorded write-downs during fiscal 2003 included our investments in Alliance Ventures Management and Solar Venture Partners’ funds, our investments in Tower Semiconductor, Chartered Semiconductor and Vitesse Semiconductor marketable securities and prepaid wafer credits from Tower Semiconductor. We also hold a large portion of our assets in shares of UMC, a publicly traded company in Taiwan. As a majority of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions.

     Because of the significant investments the Company has made in other businesses, we could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, the Company has been working to resolve its status under the Act. No assurances can be given that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment assets, the Company may be subject to significant potential penalties.

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

     International net revenues, principally from customers in Europe and Asia, constituted approximately 71% of the Company’s net revenues in fiscal 2004. All of our foundries and a majority of our assembly and test subcontractors are located abroad, and we have substantial operations in India. We plan to expand our operations in India with increased investment in engineering and development resources over the next several quarters. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability.

     During fiscal 2004, we used cash of $84.1 million for operations and investments. This includes $9.3 million for operations and purchases of licenses and equipment, $11.0 million for investments in Tower Semiconductor, $20.0 million for investments through Alliance Ventures Management, and $43.8 million for debt and lease repayments. The Company sold UMC common stock shares for proceeds of $80.5 million to finance these activities. During 2004, we repaid in full our outstanding debt with Chinatrust resulting in the release of 145 million shares of UMC common stock which was held as collateral against the loan. UMC common stock share sales have been, and are expected to continue to be, the Company’s main source of liquidity in the near term.

     The Company’s net loss was $19.4 million, or $0.55 per share, for fiscal 2004 compared to a net loss of $106.0 million, or $2.85 per share, for fiscal 2003 and a net loss of $240.7 million, or $5.86 per share, for fiscal 2002.

Critical Accounting Policies

     The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our judgments and estimates including those related to inventory valuation, marketable securities, valuation of Alliance Venture and Solar investments, and revenue recognition. The methods, estimates, and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Inventory Valuation

     Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. The Company recorded charges relating to inventory write-downs of $2.9 million, $6.3 million, and $30.4 million in fiscal 2004, 2003, and 2002, respectively.

Marketable Securities

     Marketable securities held by the Company are valued at market prices with unrealized gains or losses recognized in other comprehensive income (loss) in the balance sheet. However, management evaluates its investment in marketable securities for potential “other-than-temporary” declines in value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process. The Company did not record any write-downs in the fair value of its marketable securities during fiscal 2004. The Company recorded pre-tax, non-operating write-downs of $673,000 and $16.2 million during the second and third quarters of fiscal 2003, respectively. The Company also recorded pre-tax, non-operating write-downs of $288.6 million in fiscal 2002.

Valuation of Alliance and Solar Venture Investments

     We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. As a result of management’s analysis of its venture investments, the Company recorded pre-tax, non-operating impairment charges related to Alliance Ventures of $5.5 million, $19.0 million and $7.3 million during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The Company also recorded pre-tax, non-operating impairment charges related to Solar Venture Partners of $300,000, $5.8 million and $1.0 million during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. Additionally, collection is not deemed to be reasonably assured if customers receive extended payment terms.

     The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

Results of Operations

     The percentage of net revenues represented by certain line items in the Company’s consolidated statements of operations for the years indicated, is set forth in the table below.

	Percentage of Net Revenues for Year Ended March 31,
	2004	2003	2002
Net revenues	100%	100%	100%
Cost of revenues	78	215	279

Gross profit (loss)	22	(115)	(179)
Operating expenses:
Research and development	92	124	39
Selling, general and administrative	59	96	77
Write-off of in-process research and development	—	8	3

Loss from operations	(129)	(343)	(298)
Gain on investments	110	76	18
Write-down of marketable securities and venture investments	(22)	(302)	(1,118)
Loss in investees accounted for under the equity method	(58)	(90)	(55)
Other expense, net	(30)	(24)	(20)

Loss before income taxes, minority interest in consolidated subsidiaries, and cumulative effect of change in accounting principle	(129)	(683)	(1,473)
Benefit for income taxes	(53)	(92)	(556)

Loss before minority interest in consolidated subsidiaries and cumulative effect of change in accounting principle	(76)	(591)	(917)
Minority interest in consolidated subsidiaries	3	18	2
Cumulative effect of change in accounting principle	—	—	8

Net loss	(73)%	(573)%	(907)%

Net Revenues

	Year Ended March 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
		(in thousands)
SRAM	$11,603	$7,600	$13,356	53%	(43)%
DRAM	6,257	6,334	12,786	(1)%	(50)%
Analog and Mixed Signal	4,316	2,948	160	46%	1,743%
System Solutions	4,495	1,640	—	174%	—
Other	—	—	245	—	(100)%

Net revenues	$26,671	$18,522	$26,547	44%	(30)%

     In fiscal 2004, the Company’s net revenues increased by $8.1 million or 44% to $26.7 million from $18.5 million in fiscal 2003. This increase was due to a $3.9 million increase in revenue from memory products and a $4.2 million increase in revenue from the Company’s analog and mixed signal and system solutions products. Revenues generated by the Company’s Analog and Mixed Signal business unit resulted primarily from the acquisition of PulseCore during fiscal 2002. Revenues generated by the Company’s System

Solutions business unit resulted primarily from products incorporating technology from an API license purchased during fiscal 2003. The increase in memory revenue resulted from an increase in unit sales of 9% combined with an increase in ASPs of 18%. The Company’s net revenues in fiscal 2003 fell by $8.0 million or 30% to $18.5 million from $26.5 million in fiscal 2002 due to a 4% increase in unit volume combined with a 34% decrease in ASPs. This decrease was primarily due to a reduction in memory product revenue.

     The Company’s SRAM net revenues for fiscal 2004 were $11.6 million or approximately 44% of total net revenues compared to $7.6 million or approximately 41% of total net revenues in fiscal 2003. This represents an increase of $4.0 million or 53% from fiscal 2003 and resulted from a 37% increase in unit sales combined with a 11% increase in ASPs.

     The Company’s DRAM net revenues for fiscal 2004 were $6.3 million or approximately 23% of total net revenues compared to $6.3 million or approximately 34% of total net revenues in fiscal 2003. Revenue was flat to fiscal 2003 resulting from a 28% decrease in unit sales combined with a 37% increase in ASPs. In fiscal 2003, DRAM net revenues decreased $6.5 million from fiscal 2002 due to a 27% decrease in unit sales combined with a 32% decrease in ASPs. DRAM net revenues for fiscal 2002 were $12.8 million or approximately 48% of total net revenues. The Company has ceased developing new DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005.

     The Company’s Analog and Mixed Signal net revenues for fiscal 2004 were $4.3 million or approximately 16% of total net revenues compared to $2.9 million or approximately 16% of total net revenues in fiscal 2003. This represents an increase of approximately $1.4 million from fiscal 2003 and resulted from a 113% increase in unit sales combined with a 23% decrease in ASPs. Analog and Mixed Signal net revenues for fiscal 2002 were $160,000 or less than 1% of total net revenues. Revenue generated by this business unit resulted from the acquired business of PulseCore in fiscal 2002.

     The Company’s System Solutions net revenues for fiscal 2004 were $4.5 million or approximately 17% of total net revenues compared to $1.6 million or approximately 9% of total revenues in fiscal 2003. This represents an increase of $2.9 million or 174% from fiscal 2003 and resulted from a 199% increase in unit sales combined with a 8% decrease in ASPs. There was no revenue generated from this business in fiscal 2002.

     The Company continues to focus its efforts in selling to the non-PC market. Sales to non-PC segments of the market, such as telecommunications, networking, datacom and consumer in fiscal 2004 accounted for approximately 84% of the Company’s net revenues compared to approximately 83% during fiscal 2003 and 72% in fiscal 2002. The trend away from the PC market is due to the Company’s customer and market diversification efforts.

     The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer’s location.

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
United States of America	$7,848	$5,814	$6,968
Taiwan	5,057	1,904	3,894
Japan	3,558	2,257	2,603
Asia (except Taiwan and Japan)	2,481	3,740	4,044
Europe (except United Kingdom)	5,504	2,538	3,735
United Kingdom	1,975	1,690	4,981
Rest of world	248	579	322

Total	$26,671	$18,522	$26,547

     International net revenues in fiscal 2004 were $18.8 million or approximately 71% of net revenues. This was an increase of approximately 48% from fiscal 2003. International net revenues in fiscal 2003 were $12.7 million which represented a 35% decrease compared to fiscal 2002. International net revenues are derived mainly from customers in Asia and Europe. Net revenues to Asia accounted for approximately 42% and Europe accounted for 28% of net revenues for the Company for fiscal year 2004.

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

Gross Profit (Loss)

     The Company’s gross profit for fiscal 2004 was $5.8 million or 22% of total net revenues. The Company’s gross loss for fiscal 2003 and 2002, respectively, was $21.2 million and $47.4 million, respectively, which represents 115% and 179% of total net revenues, respectively. During fiscal 2004, the Company sold memory product inventory which had previously been written down by $23.7 million. During fiscal 2003, the Company sold memory product inventory which had previously been written down by $35.7 million. These actions helped the Company to increase its gross profit and gross margin during fiscal 2004 and 2003. The Company will continue to receive gross profit and gross margin benefits as it sells inventory which had been previously written down to a lower cost basis. As of March 31, 2004, the Company has approximately $16.6 million of memory products that have been written to $0. The Company also incurred inventory write-downs of $2.9 million, $6.3 million and $30.4 million during fiscal 2004, 2003 and 2002, respectively as a result of a reduction in end user demand and severe downward pricing pressure for memory products. No inventory write-downs were recorded for either Analog and Mixed Signal or System Solutions products in fiscal 2004.

     During the third quarter of fiscal 2003, the Company wrote off $9.5 million of prepaid wafer credits resulting from its investment in Tower. The Company had determined that the value of these credits would not be realized given the Company’s sales forecast of products scheduled to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower wafer credits will not continue to decline in value.

     The gross loss, excluding the impact of inventory write-downs and sale of previously reserved products, was $15.0 million or 56% of total net revenues during fiscal 2004. This compares to a gross loss of $50.6 million or 273% of total net revenues during fiscal 2003 and a gross loss of $18.6 million or 70% of total net revenues during fiscal 2002. This reduction in gross loss, excluding the impact of inventory write-downs, is due to a higher percentage of the Company’s revenues coming from the Analog and Mixed Signal and System Solutions product lines. Both of these product lines earn higher gross margins than the Company’s memory products.

     During the second quarter of fiscal 2004, the Company began volume production of synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for certain products. There can be no assurance that the Company will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on the Company’s gross profit in future periods.

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

Research and Development

	Year Ended March 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
		(in thousands)
Net revenues	$26,671	$18,522	$26,547	44%	(30)%

Research and development (“R&D”)	$24,653	$22,933	$10,435	8%	120%

R&D as a percentage of net revenues	92%	124%	39%	(32)%	85%

     Research and development expenses consist primarily of salaries and benefits for engineering design personnel, equipment and software depreciation and amortization, facilities costs, masks, tooling, prototype wafers and finished goods, equipment and software maintenance, consulting and other outside services, and license fees.

Research and development expenses were $24.7 million or 92% of net revenues for fiscal 2004 as compared to $22.9 million or 124% of net revenues for fiscal 2003 and $10.4 million or 39% of net revenues for fiscal 2002. The increase in spending during fiscal 2004 compared to fiscal 2003 was due primarily to increased facilities costs from the acquisition of Chip Engines, increased depreciation as a result of additional CAD software investments, and the amortization of technology licenses. The decrease in R&D expenses as a percentage of net revenues from fiscal 2003 to 2004 is due to the aforementioned spending increases offset by a 44% increase in net revenues. The increase in spending from fiscal 2003 to 2002 was due primarily to increased headcount resulting from the acquisitions of PulseCore, SiPackets, and Chip Engines, increased depreciation as the result of additional CAD software investments, the amortization of technology licenses, and the impact of the consolidation of investee companies.

     The Company believes that investments in research and development are necessary to remain competitive in the marketplace. Research and development expenses may increase in absolute dollars in future periods due to additional personnel the Company may acquire as it attempts to diversify its product portfolio through the acquisition of new companies and/or technologies. We plan to expand our operations in India with increased investment in engineering and development resources over the next several quarters.

Selling, General and Administrative

	Year Ended March 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(in thousands)
Net revenues	$26,671	$18,522	$26,547	44%	(30)%

Selling, general and administrative (“SG&A”)	$15,621	$17,846	$20,377	(12)%	(12)%

SG&A as a percentage of net revenues	59%	96%	77%	(37)%	19%

     Selling, general and administrative expenses include salaries and benefits for sales, support, marketing, administrative and executive personnel, insurance, audit and tax preparation costs, legal fees, facilities costs, maintenance, equipment and software depreciation and amortization, commissions, outside marketing costs and travel.

     SG&A expenses in fiscal 2004 were $15.6 million or 59% of net revenues compared with $17.8 million or 96% of net revenues in fiscal 2003. The decrease from fiscal 2003 to 2004 was due to lower facilities expenses due to the consolidation of the system solutions and mixed signal offices. The decrease in SG&A expenses from fiscal 2002 to 2003 was due to lower legal and tax consulting fees as well as lower commissions resulting from a 30% decrease in net revenues. The decrease in SG&A expenses as a percentage of net revenues from fiscal 2003 to 2004 was due to a 44% increase in net revenues combined with a 12% decrease in expenses.

     Selling, general and administrative expenses may increase in absolute dollars and may fluctuate as a percentage of net revenues in the future due to changes in commission expense, which moves up or down depending on the level of net revenues, directors’ and officers’ insurance premiums and administrative costs related to complying with the requirements of recent corporate governance reforms.

Gain on Investments

     The following table summarizes the Company’s gain (loss) on investments:

	Year Ended March 31,
	2004	2003	2002
		(in thousands)
Sale of UMC shares	$29,473	$24,651	$(20,813)
Sale of Broadcom shares	—	1,245	1,636
Sale of Magma shares	—	1,186	—
Sale of Adaptec shares	1,098	(5,423)	403
Sale of Chartered shares	—	(5,788)	—
Sale of Vitesse shares	—	(912)	—
Sale of PMC-Sierra shares	—	(274)	—
Adaptec acquisition of Platys Communications	—	—	28,076
Write-down of restricted cash	(1,284)	(300)	—
Net hedging activities	—	(739)	(5,380)
Realized gain (loss) on Solar investee disposition	—	497	(250)
Realized gain on AVM investee	—	—	1,105

Total gain on investments	$29,287	$14,143	$4,777

     The Company recorded the following gains and write-downs during fiscal 2004:

•	Gain on the sale of 93.0 million common shares of UMC

•	A write-down of restricted cash related to its investment in Platys being acquired by Adaptec

•	Gain on the sale of 362,173 common shares of Adaptec

     The Company recorded the following gains, losses and write-downs during fiscal 2003:

•	Gain on the sale of 112.2 million common shares of UMC

•	Gain on the sale of 75,000 common shares of Broadcom

•	Gain on the sale of 360,244 common shares of Magma

•	Loss on the sale of 924,000 common shares of Adaptec

•	Loss on the sale of 1.6 million shares of Chartered ADSs

•	Loss on the sale of 143,000 common shares of Vitesse

•	Loss on the sale of 68,000 common shares of PMC-Sierra

•	A write-down of restricted cash related to its investment in Platys being acquired by Adaptec

•	Losses related to its hedges on Adaptec, Broadcom and Vitesse

•	Realized gain on the sale of one of Solar Venture Partners’ investee companies

     The Company recorded the following gains, and losses during fiscal 2002:

•	Loss on the sale of 77.8 million common shares of UMC

•	Gain on the sale of 125,000 common shares of Broadcom

•	Gain on the sale of 100,000 common shares of Adaptec

•	Gain on the acquisition of Platys Communications by Adaptec

•	Losses related to its hedges on Adaptec, Broadcom and Vitesse

•	Realized loss on one of the Solar Venture Partners’ investee companies

•	Realized gain on one of the Alliance Venture Management’s investee companies

Write-Down of Marketable Securities and Venture Investments

     The following table summarizes the Company’s write-downs of marketable securities and venture investments:

	Year Ended March 31,
	2004	2003	2002
		(in thousands)
Chartered ADSs	$—	$(16,212)	$(12,155)
PMC-Sierra common shares	—	—	(1,048)
Vitesse common shares	—	(673)	(3,827)
Tower ordinary shares	—	(14,083)	(20,645)
UMC common shares	—	—	(250,894)
Alliance Ventures’ investments	(5,487)	(19,035)	(7,277)
Solar Venture Partners’ investments	(300)	(5,789)	(1,000)

Total write-downs	$(5,787)	$(55,792)	$(296,846)

Loss in Investees Accounted for Under the Equity Method

     Several of the Alliance Ventures and Solar Venture Partners investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $15.4 million, $16.6 million, and $14.6 million for fiscal 2004, 2003 and 2002, respectively.

Other Expense, Net

     Other Expense, Net comprises interest income from short-term investments, foreign withholding tax, interest expense on short- and long-term obligations, losses from the disposal of fixed assets and bank fees. Other Expense, Net was approximately $7.9 million, $4.6 million and $5.3 million in fiscal 2004, 2003 and 2002, respectively. The increase in expense as compared to fiscal 2003 is due primarily to an increase in foreign tax expense from $1.0 million to $5.2 million offset by a decrease in interest expense from $2.2 million to $1.1 million. Foreign tax expense is related to withholding taxes on the sale of UMC common stock. The decrease in expense in fiscal 2003 as compared to fiscal 2002 is due primarily to a reduction in interest expense from $3.5 million to $2.2 million.

The Company also recorded losses of $54,000, $79,000 and $4,000 for the disposal of some fixed assets during fiscal 2004, 2003 and 2002, respectively.

Benefit for Income Taxes

     The Company’s effective tax rate for fiscal 2004, 2003 and 2002, was 41.2%, 13.5% and 37.8%, respectively.

     During fiscal 2004, 2003 and 2002, the Company recorded a benefit for income taxes of approximately $14.1 million, $17.1 million and $147.8 million, respectively, primarily as a result of the write-down of marketable securities and other investments of $5.8 million, $55.8 million and $296.8 million, respectively.

Factors That May Affect Future Results

     In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

Our financial results could be adversely impacted if we fail to successfully develop, introduce and sell new products and we have had limited success in doing so.

     Like many semiconductor companies which frequently operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our business has been characterized by a fundamental slowdown in end customer demand in all the markets our products serve. More specifically, the Company’s performance during fiscal 2004, fiscal 2003 and fiscal 2002 was adversely affected by weak end user demand for our SRAM and DRAM memory products. Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. More recently, market conditions have improved and prices have stabilized and, in the last two quarters, generally increased. However, we expect the average selling prices for our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. The Company no longer develops DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005 than in fiscal 2004. Although the Company has recently developed and sold analog and mixed signal and system solutions products to supplement the Company’s traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. During fiscal 2004, the Company began volume production of certain synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for such products. There can be no assurance that the Company will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on the Company’s gross profit in future quarters. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

We are affected by a general pattern of product price fluctuations, which has harmed, and may continue to harm, our business.

     The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. Although we have recently experienced increased demand for our products in markets we serve, our business over the past three fiscal years has frequently been characterized by a fundamental slowdown in end-customer demand. More specifically, for several years our performance generally has been adversely affected by severe declines in end user demand for our memory products and average selling prices of all of our products. Although our net revenues increased by $8.1 million or 44% in fiscal 2004 compared to fiscal 2003, principally because of improved performance in our Analog and Mixed Signal and System Solutions business units, both of which have a limited operating history, our net revenues decreased in fiscal 2003 by 30% compared to fiscal 2002 and decreased in fiscal 2002 by 87% compared to fiscal 2001. Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. More recently, market conditions have improved and prices have stabilized and, in the last quarter, generally increased. However, we expect the average selling prices for our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. Declining average selling prices will adversely affect the Company’s gross margin. Accordingly, our ability to maintain or increase revenues will be highly dependent on our ability to increase unit sales volume and reduce the cost per unit of our existing products and to successfully develop, introduce and sell new products. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenues or gross margin. More recently, the Company has decided to discontinue development of new DRAM products. The Company’s existing DRAM revenue is derived from selling legacy DRAM products to its existing customer base. The Company expects that revenues from DRAM products will comprise a significantly smaller percentage of overall revenue in fiscal 2005.

A significant portion of our assets consists of securities that we have a limited ability to sell and which have experienced significant declines in value.

     We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. Our investment in UMC, a publicly traded company in Taiwan, represents our largest single asset. UMC common stock has been subject to significant fluctuations in value, and may decline in value in the future. Additionally, if the Company was forced to liquidate a significant portion of its UMC common stock, the share price received on such a sale may be negatively impacted by the size of such a sale given the Company’s ownership position. Further, UMC shares of common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Contractual restrictions also limit our ability to transfer approximately 70% of our investments in Tower Semiconductor Ltd., until January 2006. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. The Company’s investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, the investments in many of the securities held by us experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. For example, in fiscal 2004, the Company wrote down nine of its Alliance Ventures’ investments and two of its Solar investments and recognized pre-tax, non-operating losses of approximately $5.8 million. In addition, during the second and third quarters of fiscal 2003, we recorded pre-tax, non-operating losses of $673,000 and $16.2 million on two of our investments. In addition, during the first six months of fiscal 2002, marketable securities held by us experienced significant declines in market value, and the Company recorded a pre-tax, non-operating loss of $288.6 million during the second quarter of fiscal 2002. In addition, we wrote down several of our Alliance Venture Management and Solar Venture Partners’ investments recognizing pre-tax, non-operating losses of approximately $24.8 million and $8.3 million for fiscal 2003 and 2002, respectively. There can be no assurances that the Company’s investment in these securities will not decline further in value.

We rely on third parties to perform manufacturing; problems in their performance can seriously harm our financial results.

     The Company currently relies on independent foundries to manufacture all of the Company’s products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company’s products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. Semiconductor manufacturing yields are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on offshore foundries that we do not control for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations. In addition, during the third and fourth quarters of fiscal 2004, the Company experienced longer lead times and constraints in the supply of wafers for certain of its products. Failure to resolve such issues may have a material, adverse effect on the Company’s results of operations. In addition, as a result of the rapid growth of the semiconductor industry based in the Hsin-Chu Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company’s foundries’ ability to supply the Company’s products, which could have a material adverse effect on the Company’s results of operations or financial condition. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company’s results of operations. The Company also relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services.

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

     The Company conducts a significant portion of its business internationally. International net revenues, principally from customers in Europe and Asia, constituted approximately 71% of the Company’s net revenues in fiscal 2004. All of our foundries and a majority of assembly and test subcontractors are abroad and we conduct significant operations in India and are subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact the Company’s results of operations in the future or require the Company to modify its current business practices.

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

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. For example, in fiscal 2004, 2003 and 2002, the Company recorded pre-tax charges totaling approximately $2.9 million, $6.3 million and $30.4 million, respectively, primarily to reflect such an excess and a decline in market value of certain inventory. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. The Company also recorded a write-down of its investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. There can be no assurance that additional write-downs of wafer credits will not occur in future periods. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

We face periods of industry-wide semiconductor over-supply that harm our results.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. These industry-wide fluctuations in demand have in the past seriously harmed our operating results and despite recent increases in average selling prices during the second half of fiscal 2004, we have generally experienced, and expect to continue to experience in the future, declining average selling prices for many of our products. If these conditions were to persist, a restructuring of operations, resulting in significant restructuring charges, may become necessary.

Risks related to sales of our products.

     Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts.

We are exposed to the risks associated with a slowdown in the U.S. and world-wide economy.

     During fiscal 2003 and fiscal 2002, decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. Despite evidence of an economic recovery in the most recent fiscal year, we experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002 and fiscal 2003. In addition, we experienced corresponding decreases in revenues and average selling prices across most of our product lines during fiscal 2002, fiscal 2003 and the first half of fiscal 2004 and expect continued pressure on average selling prices in the future. If adverse economic conditions were to resume, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

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

     The Company’s corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. In addition, the Company subcontracts its manufacturing to independent foundries. The Company has in the past experienced disruption of the operations at its foundries, and any future disruptions for any reason, including work stoppages, an outbreak of Severe Acute Respiratory Syndrome, fire, earthquakes, or other natural disasters could have a material adverse affect on the Company’s results of operations. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company’s results of operations. If a major earthquake or other natural disaster occurs, we may require significant amounts of time and money to resume operations and we could suffer damages that could seriously harm our business and results of operations.

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

Liquidity and Capital Resources

     At March 31, 2004, the Company had approximately $6.1 million in cash and cash equivalents, a decrease of $1.3 million from March 31, 2003; and approximately $99.7 million in net working capital, an increase of approximately $16.1 million from approximately $83.6 million at March 31, 2003.

     The Company had short-term investments in marketable securities whose fair value at March 31, 2004 was $159.8 million.

     During fiscal 2004, operating activities used cash of $7.6 million. This was primarily the result of a net loss of $19.4 million adjusted for non-cash charges of $1.9 million, a decrease in net deferred tax liabilities of $8.9 million and an increase in inventory of $11.6 million, offset by an income tax refund of $32.4 million, an increase in accounts payable of $5.1 million and a decrease in related party receivables of $1.0 million. During fiscal 2003, operating activities used $33.7 million. This was primarily the result of a net loss of $106.0 million adjusted for non-cash charges of $78.6 million and a decrease in tax payable and net deferred tax liabilities of $16.7 million, offset by a decrease in inventory of $10.4 million. During fiscal 2002, operating activities used cash of $69.3 million. This was primarily the result of a net loss of $240.7 million adjusted for non-cash charges of $340.3 million and a decrease in inventory of $35.3 million, offset by a reduction in accounts payable of $73.2 million and net deferred tax liabilities of $164.1 million.

     Investing activities provided cash of $49.2 million during fiscal 2004. This is primarily the result of a sale of marketable securities for $80.5 million, offset in part by an investment in Tower for $11.0 million, purchases of Alliance Venture and other investments of $20.0 million, property and equipment purchases of $1.2 million, and the purchase of technology licenses for $430,000. During fiscal 2003, investing activities provided $71.6 million. This resulted from proceeds of marketable securities sales of $116.1 million offset by additional investments in Tower of $26.0 million, additional venture investments of $11.7 million, property and equipment purchases of $4.1 million and the purchase of a technology license of $3.2 million. During fiscal 2002, investing activities provided $60.3 million. This resulted from proceeds of marketable securities and other investment sales of $94.4 million offset by additional investments in Tower of $11.0 million and additional venture investments of $21.5 million.

     Financing activities used cash of $42.8 million during fiscal 2004. This is primarily the result of the repayment of short-term debt of $43.6 million. During fiscal 2003, financing activities used $54.1 million. This resulted from $38.1 million of stock repurchases and $22.6 million of short-term debt repayment offset by a $6.4 million reduction in restricted cash. During fiscal 2002, financing activities provided $26.5 million. This resulted from a net increase in short-term borrowings of $39.7 million offset by stock repurchases of $7.7 million.

     At March 31, 2004, the Company had no short-term borrowings. At March 31, 2003, the Company had short-term borrowings totaling $43.6 million.

     In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. At that time, the loan was secured by shares of UMC common stock held by the Company with a minimum aggregate value of 250% of the outstanding loan balance, earned interest at LIBOR plus 2.5%, and matured on January 21, 2003. Prior to the original maturation date, the Company and Chinatrust agreed to extend the loan until March 4, 2003. At that time, both the Company and Chinatrust agreed to extend the loan until March 2, 2004 (the “Maturity Date”) and reduced the principal amount the Company may borrow to $45.0 million. The principal was due on the Maturity Date and interest was due every three months for the term of the loan. The Company incurred interest expense of approximately $1.1 million and $1.7 million during fiscal 2004 and fiscal 2003, respectively. In the revised loan agreement, the provision for funds to be held in escrow as collateral for accrued interest was eliminated. The loan was secured by shares of UMC common stock held by the Company with a minimum aggregate value of 230% of the outstanding loan balance. The loan accrued interest at LIBOR plus 2.0%. The outstanding balance of the loan was paid in full on March 2, 2004. As of March 31, 2004, all 145 million shares of UMC common stock, which had been pledged as collateral, had been released by Chinatrust as a result of the Company repaying in full its outstanding debt with Chinatrust.

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

     On May 20, 2002, the Board of Directors approved, by unanimous written consent, an increase in the number of shares of the Company’s Common Stock that may be repurchased by the Company from four million to nine million shares. During fiscal 2003, the Company repurchased 6,034,600 of its own shares for $38.1 million. Through March 31, 2004, the Company has repurchased 8,155,007 of its own shares for $68.5 million. The Company terminated its stock repurchase program in January 2004.

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

     The following table summarizes our contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
(in thousands)

Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Capital Lease Obligations (including interest)	$37	$4	$—	$—	$41
Long-term Obligations	—	237	—	—	237

	$37	$241	$—	$—	$278

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Operating Leases	$1,840	$2,644	$—	$—	$4,484
Commitment to invest in CAD tools	2,491	2,293	—	—	4,784

	4,331	4,937	—	—	9,268

TOTAL	$4,368	$5,178	$—	$—	$9,546

Trading Activities Involving Non-Exchange Traded Contracts Accounted for at Fair Value

     The Company has used derivative financial instruments to manage the market risk of certain of its short-term investments. The Company does not use derivatives for trading or speculative purposes.

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

Effective Transactions with Related and Certain Other Parties

     N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $290,000 during fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

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

     Alliance Venture Management receives 15% — 16% of the realized gains of the venture funds. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004 or fiscal 2003. During fiscal 2002, the Company made distributions of cash and marketable securities to the partners of Alliance Venture Management totaling $5.2 million. Details of the distributions are as follows (in thousands):

	Market Value of	Cash	Total
Officer/Employee	Stock Distributed	Distributed	Distributions
N. Damodar Reddy	$995	$571	$1,566
C.N. Reddy	995	571	1,566
Non-executive employee	1,175	686	1,861
Former employee	126	76	202

Totals	$3,291	$1,904	$5,195

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. During fiscal 2004, the Company incurred $875,000 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $870,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2004 or fiscal 2003.

     N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. The Company acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full including approximately $22,000 of accrued interest.

     C.N. Reddy, an officer and director of the Company, is a general partner of Solar, an investor in Solar and participates in running Solar’s daily operations. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s fund’s have invested.

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

     The related party receivable is $264,000 as of March 31, 2004 and is related to loans to various employees, none of whom are officers of the Company, including those in the Company’s India design center.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has exposure to the impact of foreign currency fluctuations and changes in market values of its investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the year ended March 31, 2003. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments at March 31, 2004.

Investment Risk

     As of March 31, 2004 and March 31, 2003, the Company’s short-term investment portfolio consisted of marketable equity securities in UMC, Tower Semiconductor, Vitesse and Adaptec, Inc. All of these securities are subject to market fluctuations. During fiscal 2003, the Company liquidated its positions in Chartered, PMC-Sierra, Magma and Broadcom and settled the Broadcom hedge instrument. The Company also reclassified 1,111,321 ordinary shares of Tower from long-term to short-term in the fourth quarter of fiscal 2003 and recorded this investment as an available-for-sale marketable security in accordance with SFAS 115. As of March 31, 2004, the Company has 2,672,518 ordinary shares of Tower that are classified as short-term.

     During the first six months of fiscal 2002 and the first nine months of fiscal 2003, marketable securities held by the Company experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. Management evaluated its investments in marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary on December 31, 2002, September 30, 2002 and December 31, 2001. As a result, the Company recorded pre-tax, non-operating losses of $16.2 million, $673,000 and $288.6 million in the third and second quarters of fiscal 2003 and the second quarter of fiscal 2002, respectively. The Company did not record any losses for “other-than-temporary” declines in the fair value of its marketable securities during fiscal 2004.

     The Company also has an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of March 31, 2004, the Company has 6,235,873 shares that are recorded as long-term. The Company reviews its long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, the Company recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on its investment in Tower shares. As of March 31, 2004, the Company also had $13.9 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in Tower wafer credits recognizing a pre-tax, operating loss of approximately $9.5 million. The Company determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower ordinary shares and wafer credits will not decline further in value.

     Short- and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company periodically evaluates its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, the Company settled its derivative contract on the Vitesse investment by delivering 490,000 common shares to the brokerage firm holding the contract. During the first quarter of fiscal 2004, the Company settled its derivative contract on the Adpatec investment by delivering 362,173 shares to the brokerage firm holding the contract. The Company did not enter into any additional hedging transactions during fiscal 2004 nor fiscal 2003 but may do so in the future.

Foreign Currency Risk

     Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

     As of March 31, 2004, the Company owned approximately 161.5 million shares of common stock of UMC, a publicly traded company in Taiwan. As these shares are not tradable in the United States, they are subject to many of the same risks associated with foreign currency. The market value of these holdings on March 31, 2004, based on the price per share in NTD and the NTD/US dollar exchange rate of NTD 33.18 per US$ was US $139.2 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition, results of operations, and cash flows of the Company in the future.

Item 8. Financial Statements and Supplementary Data

     The index to the Company’s Consolidated Financial Statements and Schedule, and the reports of the independent accountants, appear in Part III of this Form 10-K. Selected consolidated quarterly financial data appears in Item 6 above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a)	Disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting: Changes in internal controls. In connection with their audit of the Company’s financial statements as of and for the year ended March 31, 2004, our independent accountants advised the Company that they had not identified any deficiencies in the Company’s internal control procedures. The independent accountants also advised the Audit Committee in a report dated April 20, 2004 that they have removed the “reportable condition” which resulted from the fiscal 2003 audit and related to the Company’s accounting and financial reporting infrastructure for venture investee companies and the accounting for current and deferred income taxes.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4 and below. The information required by this item with respect to directors is incorporated by reference to the section captioned “Election of Directors” contained in the Proxy Statement. The information regarding Section 16 reporting compliance is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

     Code of Ethics

        The Company has adopted the Code of Ethics that applies to the principal executive officer, the principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Finance Managers”). This Code of Ethics is included as an exhibit to this Form 10-K. There have been no waivers under our Code of Ethics. We will post any waivers, if and when granted, of our Code of Ethics on our website at www.alsc.com.

Item 11. Executive Compensation

     The information required by this Item 11 is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item 12 is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated by reference to the section captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by this Item 14 is incorporated by reference to the section captioned “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements — See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

     (2) Report of Independent Accountants — See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

     Schedule II: Valuation and Qualifying Accounts — See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

     (3) Exhibits — See Exhibit Index on page 39 of this Form 10-K Annual Report.

   (b) A Current Report on Form 8-K was furnished to the Securities and Exchange Commission on January 26, 2004 that reported the results of operations and financial condition.

   (c) See Item 15(a)(3)

EXHIBIT INDEX

Exhibit
Number	Document Description
3.01(A)	Registrant’s Certificate of Incorporation

3.02(A)	Registrant’s Certificate of Elimination of Series A Preferred Stock

3.03(F)	Registrant’s Certificate of Amendment of Certificate of Incorporation

3.04(A)	Registrant’s Bylaws

4.01(A)	Specimen of Common Stock Certificate of Registrant

10.01	Registrant’s Stock Option Plan adopted by Registrant on April 7, 1992 and amended through September 19, 1996, and related documents (superceded by Exhibit 10.51)

10.02†(A)	Registrant’s Directors Stock Option Plan adopted by Registrant on October 1, 1993 and related documents

10.03†(A)	Form of Indemnity Agreement used between Registrant and certain of its officers and directors

10.04†(K)	Form of Indemnity Agreement used between the Registrant and certain of its officers

10.07*(I)	Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10.08*(I)	Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10.09(D)	Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10.10*(D)	Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10.11*(E)	Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10.12*(E)	Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3 Incorporated and United Microelectronics Corporation

10.13*(F)	Foundry Venture Agreement dated September 29, 1995, between Registrant and United Microelectronics Corporation

10.14*(F)	Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics Corporation

10.15*(F)	Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and among Registrant, FabVen and United Microelectronics Corporation

10.16*(G)	Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10.17(H)	Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.18*(H)	Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.19(H)	Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.20†(I)	1996 Employee Stock Purchase Plan

10.21(J)	Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.22(K)	Trademark License Agreement dated as of October 17, 1996 between Registrant and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997

10.23(K)	Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.24(K)	Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

Exhibit
Number	Document Description

10.25*(K)	Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United Microelectronics Corporation

10.26*(K)	First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between Registrant and United Microelectronics Corporation

10.27*(K)	Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between Registrant and United Microelectronics Corporation

10.28(K)	Promissory Note and Security Agreement dated March 28, 1997 between Registrant and Matrix Funding Corporation

10.29*(L)	Sale and Transfer Agreement dated as of March 4, 1998

10.30(M)	Alliance Venture Management, LLC Limited Liability Company Operating Agreement dated October 15, 1999

10.31(M)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated February 28, 2000

10.32(M)	Alliance Ventures I, LP Agreement of Limited Partnership dated November 12, 1999

10.33(M)	Alliance Ventures II, LP Agreement of Limited Partnership dated November 12, 1999

10.34(M)	Alliance Ventures III, LP Agreement of Limited Partnership dated February 28, 2000

10.35(N)	Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10.36(N)	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10.37(N)	Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk Corporation, The Israel Corporation, Registrant, Macronix International Co., Ltd. and QuickLogic Corporation.

10.38(N)	Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among SanDisk Corporation, The Israel Corporation, Registrant and Macronix International Co., Ltd.

10.39(N)	Alliance/Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.

10.40(N)	Alliance/TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation

10.41(O)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated January 23, 2001

10.42(O)	Alliance Ventures IV, LP Agreement of Limited Partnership dated January 23, 2001

10.43(O)	Alliance Ventures V, LP Agreement of Limited Partnership dated January 23, 2001

10.44(O)	Loan Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10.45(O)	Share Pledge Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10.50(P)	Asset Purchase Agreement dated January 17, 2002 by and between Registrant and PulseCore, Inc.

10.51(Q)	Registrant’s 2002 Stock Option Plan

10.55(S)	Tower Semiconductor Agreement; Amendment No.3 to payment schedule of Series A-5 additional purchase obligations, waiver of Series A-5 conditions, conversion of Series A-4 wafer credits and other provisions, dated as of November 11, 2003

14.01	Code of Ethics

21.01	Subsidiaries of Registrant

23.01	Consent of PricewaterhouseCoopers LLP (San Jose, California)

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

Exhibit
Number	Document Description
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Confidential treatment has been requested with respect to certain portions of this document.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 1995.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 1995.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 1998.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 2000.

(N)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2000.

(O)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2001.

(P)	The document referred to is filed hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

(Q)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 15, 2002.

(S)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE SEMICONDUCTOR CORPORATION

	By:	/s/ N. Damodar Reddy

N. Damodar Reddy
Chairman of the Board, President,
Chief Executive Officer
(Principal Executive Officer)

June 10, 2004
	By:	/s/ Ronald K. Shelton

Ronald K. Shelton
Vice President Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 10, 2004

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints N. Damodar Reddy and Ronald K. Shelton, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ N. Damodar Reddy N. Damodar Reddy	Director, Chairman of the Board, President, Chief Executive Officer	June 10, 2004
/s/ C. N. Reddy C. N. Reddy	Director, Executive Vice President for Investments	June 10, 2004
/s/ Juan A. Benitez Juan A. Benitez	Director	June 10, 2004
/s/ Sanford L. Kane Sanford L. Kane	Director	June 10, 2004
/s/ Gregory E. Barton Gregory E. Barton	Director	June 10, 2004

ALLIANCE SEMICONDUCTOR CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Semiconductor Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments effective April 1, 2001 to comply with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 10, 2004

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,107	$7,358
Restricted cash	—	1,284
Short-term investments	159,778	148,711
Accounts receivable, net	4,081	2,058
Inventory	11,609	2,862
Related party receivables	264	1,282
Other current assets	2,847	2,292

Total current assets	184,686	165,847
Property and equipment, net	6,161	8,434
Investment in Tower Semiconductor Ltd. (excluding short-term portion)	21,208	15,822
Alliance Ventures and other investments	36,082	38,319
Other assets	7,290	5,686
Goodwill and intangible assets	5,375	8,614

Total assets	$260,802	$242,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$43,560
Accounts payable	9,406	4,298
Accrued liabilities	2,881	3,608
Income taxes payable	33,766	4,520
Deferred income taxes	38,921	23,840
Current portion of long-term obligations	—	2,213
Current portion of capital lease obligation	33	236

Total current liabilities	85,007	82,275
Long-term obligations	237	264
Long-term capital lease obligation	4	48

Total liabilities	85,248	82,587

Commitments and contingencies (Notes 10 and 14)
Minority interest in subsidiary companies	832	915

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 43,409 and 43,132 shares issued and 35,254 and 34,977 shares outstanding at March 31, 2004 and 2003, respectively	435	432
Additional paid-in capital	200,670	199,699
Treasury stock (8,155 and 8,155 shares at cost)	(68,524)	(68,524)
Retained earnings	6,099	25,510
Accumulated other comprehensive income	36,042	2,103

Total stockholders’ equity	174,722	159,220

Total liabilities and stockholders’ equity	$260,802	$242,722

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
Net revenues	$26,671	$18,522	$26,547
Cost of revenues	20,840	39,744	73,966

Gross profit (loss)	5,831	(21,222)	(47,419)
Operating expenses:
Research and development	24,653	22,933	10,435
Selling, general and administrative	15,621	17,846	20,377
Write-off of acquired in-process research and development	—	1,610	906

Loss from operations	(34,443)	(63,611)	(79,137)
Gain on investments	29,287	14,143	4,777
Write-down of marketable securities and venture investments	(5,787)	(55,792)	(296,846)
Loss in investees accounted for under the equity method	(15,355)	(16,597)	(14,634)
Other expense, net	(7,893)	(4,626)	(5,287)

Loss before income taxes, minority interest in consolidated subsidiaries, and cumulative effect of change in accounting principle	(34,191)	(126,483)	(391,127)
Benefit for income taxes	(14,083)	(17,113)	(147,823)

Loss before minority interest in consolidated subsidiaries and cumulative effect of change in accounting principle	(20,108)	(109,370)	(243,304)
Minority interest in consolidated subsidiaries	697	3,322	533

Loss before cumulative effect of change in accounting principle	(19,411)	(106,048)	(242,771)
Cumulative effect of change in accounting principle	—	—	2,055

Net loss	$(19,411)	$(106,048)	$(240,716)

Loss per share before cumulative effect of change in accounting principle:
Basic and diluted	$(0.55)	$(2.85)	$(5.91)

Cumulative effect of change in accounting principle per share:
Basic and diluted	$—	$—	$0.05

Net loss per share:
Basic and diluted	$(0.55)	$(2.85)	$(5.86)

Weighted average number of common shares:
Basic and diluted	35,093	37,160	41,078

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional		Other	Retained	Total
			Paid-In	Treasury	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balances at March 31, 2001	42,725	$427	$197,350	$(22,762)	$—	$372,274	$547,289
Issuance of common stock under employee stock plans	242	3	1,448	—	—	—	1,451
Repurchase of common stock(1)	—	—	—	(7,668)	—	—	(7,668)
Tax benefit on exercise of stock options	—	—	402	—	—	—	402
Unrealized gain on investments, net	—	—	—	—	150,497	—
Net loss	—	—	—	—	—	(240,716)
Total comprehensive loss	—	—	—	—	—	—	(90,219)

Balances at March 31, 2002	42,967	430	199,200	(30,430)	150,497	131,558	451,255
Issuance of common stock under employee stock plans	165	2	499	—	—	—	501
Repurchase of common stock(1)	—	—	—	(38,094)	—	—	(38,094)
Unrealized loss on investments, net	—	—	—	—	(148,394)	—
Net loss	—	—	—	—	—	(106,048)
Total comprehensive loss	—	—	—	—	—	—	(254,442)

Balances at March 31, 2004	43,132	432	199,699	(68,524)	2,103	25,510	159,220
Issuance of common stock under employee stock plans	277	3	971	—	—	—	974
Repurchase of common stock(1)	—	—	—	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	33,939	—
Net loss	—	—	—	—	—	(19,411)
Total comprehensive income	—	—	—	—	—	—	14,528

Balances at March 31, 2004	43,409	$435	$200,670	$(68,524)	$36,042	$6,099	$174,722

(1)	At March 31, 2002, 2003 and 2004, the Company held 2,120, 8,155, and 8,155 shares in treasury, which have not been retired. After taking into account these treasury shares, the net outstanding shares at March 31, 2002, 2003 and 2004 were 40,847, 34,977, and 35,254, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(19,411)	$(106,048)	$(240,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,737	5,837	2,935
Minority interest in subsidiary companies, net of tax	(697)	(3,322)	(533)
Write-down of in-process research and development	—	1,610	906
Loss in investees accounted for under the equity method	15,355	16,597	14,634
Gain on investments	(29,287)	(14,143)	(3,470)
Other	1,162	457	(1,407)
Write-down of investments	5,787	55,792	296,846
Inventory write-down	2,876	6,338	30,352
Write-down of other assets	—	9,479	—
Deferred income taxes	(8,942)	857	(164,074)
Cumulative effect of change in accounting principle, net of tax	—	—	(2,055)
Changes in assets and liabilities:
Accounts receivable	(2,023)	833	15,177
Inventory	(11,623)	10,436	35,253
Related party receivables	1,018	1,112	(25)
Other assets	(2,155)	(1,670)	(402)
Accounts payable	5,108	1,405	(73,244)
Accrued liabilities and other long-term obligations	(754)	(1,701)	1,206
Income tax payable	29,246	(17,567)	19,274

Net cash used in operating activities	(7,603)	(33,698)	(69,343)

Cash flows from investing activities:
Purchase of property and equipment	(1,226)	(4,126)	(729)
Purchase of technology licenses	(430)	(3,150)	—
Proceeds from sale of investments	80,523	116,092	78,550
Proceeds from sale of Alliance Venture and other investments	1,350	500	15,897
Investment in Tower Semiconductor Ltd.	(11,001)	(25,976)	(11,001)
Acquisition of PulseCore	—	—	(948)
Purchase of Alliance Venture and other investments	(20,031)	(11,699)	(21,461)

Net cash provided by investing activities	49,185	71,641	60,308

Cash flows from financing activities:
Net proceeds from the issuance of common stock	974	501	1,451
Principal payments on lease obligations	(247)	(369)	(891)
Repurchase of common stock	—	(38,094)	(7,668)
Repayments of short-term borrowings	(43,560)	(22,613)	(78,850)
Proceeds from short-term borrowings	—	—	118,533
Restricted cash	—	6,430	(6,089)

Net cash provided by (used in) financing activities	(42,833)	(54,145)	26,486

Net increase (decrease) in cash and cash equivalents	(1,251)	(16,202)	17,451
Cash and cash equivalents at beginning of the year	7,358	23,560	6,109

Cash and cash equivalents at end of the year	$6,107	$7,358	$23,560

Supplemental disclosures of cash flow information:
Cash refunded for taxes, net	$32,388	$401	$975

Cash paid for interest	$1,820	$2,103	$3,091

Receivable related to sale of UMC shares	$—	$—	$7,906

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies

     Alliance Semiconductor Corporation (the “Company” or “Alliance”), a Delaware corporation, is a worldwide provider of memory, analog and mixed signal and system solutions products for the networking, wireless, consumer and computing markets. Through these integrated business units, Alliance provides leading OEMs with analog and mixed signal products for Electromagnetic Interference (EMI) management, high speed chip-to-chip interconnects based on HyperTransport™ technology, as well as synchronous and fast asynchronous static random access memory (“SRAMs”) and dynamic random access memory (“DRAMs”).

Principles of Consolidation

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, valuations associated with the Company’s privately held investments and publicly held investments and useful lives for amortization periods of tangible and intangible assets, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price erosion, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

Basis of Presentation

     For purposes of presentation, the Company has indicated its fiscal years as ending on March 31, whereas the Company’s fiscal year actually ends on the Saturday nearest the end of March. The fiscal years ended March 31, 2004, 2003 and 2002 contained 52 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit and highly liquid money market instruments with banks and financial institutions. The Company considers all highly liquid investments with maturity from the date of purchase of three months or less to be cash equivalents.

Restricted Cash

     Restricted cash is comprised of funds deposited with financial institutions. They cannot be accessed by the Company until certain events have transpired or until obligations have been fulfilled.

Short-Term Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2004 and 2003, equity securities with no restrictions on sale or that have restrictions that expire within the next year, were designated as available-for-sale in accordance with SFAS 115.

     Available-for-sale securities are carried at fair value using available market information. Unrealized gains and losses are generally reported in accumulated other comprehensive income (loss) in the balance sheet.

Derivatives

     The Company has used derivative financial instruments to manage the market risk of certain of its short-term investments. The Company does not use derivatives for trading or speculative purposes.

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

Investments in Non-Publicly-Traded Companies

     The Company invests in various non-publicly-traded high technology companies. These investments are included in Alliance Ventures and other investments in the consolidated balance sheets. If an investment in the voting stock and other factors give Alliance the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. Investments which do not give Alliance the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the cost method. For investments accounted for under the equity method, the Company includes its share of the earnings or losses of the investee in its results of operations based on financial information of the investee. The Company reviews the investments for impairment when circumstances or events indicate that the carrying value of the investments may not be recoverable.

Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years. Upon disposal, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Long-Lived Assets

     Long-lived assets held by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amounts to the future net cash flows that an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount to which the carrying amount of the assets exceeds the fair value of the asset.

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. Additionally, collection is not deemed to be reasonably assured if customers receive extended payment terms.

     The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

Research and Development Costs

     Costs incurred in the research and development of semiconductor devices are expensed as incurred, including the cost of prototype wafers and new production mask sets.

Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, Business Combinations have been reclassified to goodwill.

     Upon adoption, the Company completed the transitional goodwill impairment assessment required by SFAS No. 142 and concluded that goodwill was not impaired as of April 1, 2002. The annual impairment tests performed as of March 31, 2004 and 2003 indicated that goodwill was not impaired. For the purpose of measuring the impairment, goodwill was assigned to a reporting unit as defined by SFAS No. 142.

     Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded its net book value at every measurement date.

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

Concentration of Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable.

     Cash is deposited with one major bank in the United States while cash equivalents are deposited with several major financial institutions in the United States. The Company attempts to limit its exposure to these investments by placing such investments with several financial institutions and performs periodic evaluations of these institutions.

     Short- and long-term investments are subject to declines in market as well as risk associated with the underlying investment. The Company evaluates its investments from time to time in terms of credit risk since a substantial portion of its assets are in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk.

     Since UMC, Vitesse, Adaptec, and Tower are in the semiconductor business, as is the Company, they may be subject to the same fluctuations in market value as is the Company, and may experience downturns in value at the same time the Company is experiencing such downturns. Many of the risks that the Company may experience as a semiconductor company are also applicable to these companies. In addition, because they are semiconductor industry participants, they are subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that the Company’s investment in these companies will increase in value or even maintain their value. Because of the cyclical nature of the semiconductor industry, it is possible that these investments, like the Company, will experience a significant business downturn in the future, which will significantly depress the value of these stocks. Additionally, the Company is dependent on its investments in UMC and Tower because these investments provide the Company with wafer production capacity rights which are essential to the Company’s operations.

     The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers and, on occasion, may require letters of credit from its non-U.S. customers. Sales to the Company’s customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. For fiscal 2004, 2003 and 2002, no single customer accounted for 10% or more of the Company’s net revenues.

     The Company conducts the majority of its business in U.S. dollars and foreign currency transaction gains and losses have not been material in any one-year. International sales accounted for approximately $18.8 million, $12.7 million and $19.6 million of net revenues for fiscal 2004, 2003 and 2002, respectively.

Stock-Based Compensation

     At March 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors’ Plan and its Employee Stock Purchase Plan, the Company’s pro forma net loss and pro forma net loss per share for the years ended March 31, 2004, 2003 and 2002, would have been as follows (in thousands, except per share data):

	March 31,
	2004	2003	2002
Net loss, as reported	$(19,411)	$(106,048)	$(240,716)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,638)	(1,665)	(2,043)

Pro forma net loss:	$(21,049)	$(107,713)	$(242,759)

Earnings per share:
Basic and diluted – as reported	$(0.55)	$(2.85)	$(5.86)

Basic and diluted – pro forma	$(0.60)	$(2.90)	$(5.91)

Net Loss Per Share

     Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. At March 31, 2004, 2003 and 2002, there were 3,592,282, 2,559,862, and 2,480,487 options outstanding to purchase common stock that were excluded from the diluted loss per share computations because their effect would have been anti-dilutive. The weighted average purchase prices of these options were $7.75, $9.16 and $10.66 for fiscal 2004, 2003 and 2002, respectively.

     Following is a reconciliation of the numerators and denominators used in the Basic and Diluted EPS computations for the periods presented below:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss available to common stockholders	$(19,411)	$(106,048)	$(240,716)

Weighted average common shares outstanding (basic)	35,093	37,160	41,078
Effect of dilutive options	—	—	—

Weighted average common shares outstanding (diluted)	35,093	37,160	41,078

Net loss per share:
Basic and diluted	$(0.55)	$(2.85)	$(5.86)

Comprehensive Income

     In 1999, the Company adopted SFAS 130, “Reporting Comprehensive Income,” which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. The Company recorded comprehensive income of $14.5 million during fiscal 2004 and recorded comprehensive losses of $254.4 million and $90.2 million during fiscal 2003 and 2002, respectively. The components of comprehensive income (loss) are shown in the Consolidated Statements of Stockholders’ Equity.

Segment Reporting

     In 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company has one operating segment, which is to design, develop, and market high-performance memory, analog and mixed signal and system solutions products.

Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

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

Note 2. Balance Sheet Components

Short-Term Investments

     Short-term investments include the following available-for-sale securities and derivatives at March 31, 2004 and 2003 (in thousands):

	March 31, 2004			March 31, 2003
	Number of	Adjusted	Market	Number of	Adjusted	Market
	Shares	Cost Basis	Value	Shares	Cost Basis	Value
United Microelectronics Corporation	161,461	$88,452	$139,179	244,959	$139,473	$142,268
Adaptec Inc.	154	1,727	1,283	517	2,101	3,157
Tower Semiconductor Ltd.	2,673	9,163	18,654	1,111	3,548	3,067
Vitesse Semiconductor Corporation	95	66	662	95	66	219

Total		$99,408	$159,778		$145,188	$148,711

Long-Term Investments

     At March 31, 2004 and 2003, the Company’s long-term investments were as follows (in thousands):

	March 31, 2004		March 31, 2003
		Adjusted		Adjusted
	Number of Shares	Cost Basis	Number of Shares	Cost Basis
Tower Semiconductor Ltd.	6,236	$21,208	4,956	$15,822
Alliance Ventures investments		33,051		34,131
Solar Venture investments		3,031		4,188

Total		$57,290		$54,141

Accounts Receivable

	March 31,
	2004	2003
	(in thousands)
Accounts receivable:
Trade receivables	$5,721	$3,839
Less: allowance for doubtful accounts and sales related reserves	(1,640)	(1,781)

	$4,081	$2,058

Inventory

	March 31,
	2004	2003
	(in thousands)
Inventory:
Work in process	$6,768	$1,721
Finished goods	4,841	1,141

	$11,609	$2,862

Property and Equipment

	March 31,
	2004	2003
	(in thousands)
Engineering and test equipment	$18,203	$18,002
Computers and software	15,412	14,989
Furniture and office equipment	918	933
Leasehold improvements	1,486	1,469
Land	274	274
Automobiles	14	14

	36,307	35,681
Less: Accumulated depreciation	(30,146)	(27,247)

	$6,161	$8,434

     Depreciation expense for fiscal 2004, 2003 and 2002 was $3.1 million, $3.0 million and $3.1 million, respectively.

     Property and equipment includes $2.2 million and $2.2 million of assets under capital leases at March 31, 2004 and 2003, respectively. Accumulated depreciation of assets under capital leases totaled $1.3 million and $1.0 million at March 31, 2004 and 2003, respectively.

Other Assets

	March 31,
	2004	2003
	(in thousands)
Prepaids	$5,307	$5,686
Deferred Tax Assets	1,983	—

	$7,290	$5,686

Goodwill and Intangible Assets

March 31, 2004

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets
		(in thousands)
Developed technology	$1,592	$(1,171)	$421
Technology license	3,580	(1,934)	1,646
Acquired workforce	2,746	(1,736)	1,010
Tradename	109	(81)	28
Patents	1,403	(671)	732
Goodwill	1,538	—	1,538

	$10,968	$(5,593)	$5,375

March 31, 2003

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets
		(in thousands)
Developed technology	$1,592	$(641)	$951
Technology license	3,150	(787)	2,363
Acquired workforce	2,746	(248)	2,498
Tradename	109	(44)	65
Patents	1,403	(204)	1,199
Goodwill	1,538	—	1,538

	$10,538	$(1,924)	$8,614

     Amortization expense for intangible assets is summarized as follows (in thousands):

	Year Ended March 31,
	2004	2003	2002
Developed technology	$531	$531	$110
Technology license	1,146	787	—
Acquired workforce	1,488	248	—
Tradename	36	36	8
Patents	468	179	25

	$3,669	$1,781	$143

     Intangible assets are being amortized over estimated useful lives of two to three years. Estimated future amortization expense is as follows (in thousands):

2005	$3,095
2006	695
2007	47

Total	$3,837

Accrued Liabilities

	March 31,
	2004	2003
	(in thousands)
Accrued compensation	$1,538	$1,193
Accrued interest payable	—	93
Accrued other	1,343	2,322

	$2,881	$3,608

Accumulated Other Comprehensive Income

March 31, 2004

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
	(in thousands)
United Microelectronics Corporation	$50,727	$(20,443)	$30,284
Tower Semiconductor Ltd.	9,491	(3,825)	5,666
Vitesse Semiconductor Corporation	596	(240)	356
Adaptec, Inc.	(444)	180	(264)

	$60,370	$(24,328)	$36,042

March 31, 2003

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
	(in thousands)
United Microelectronics Corporation	$2,795	$(1,126)	$1,669
Tower Semiconductor Ltd.	(481)	194	(287)
Vitesse Semiconductor Corporation	153	(62)	91
Adaptec, Inc.	1,056	(426)	630

	$3,523	$(1,420)	$2,103

Short-Term Borrowings

     At March 31, 2004, the Company had no short-term borrowings. At March 31, 2003, the Company had short-term borrowings totaling $43.6 million.

     In the third quarter of fiscal 2002, the Company entered into a secured loan agreement with Chinatrust Commercial Bank, Ltd. (“Chinatrust”) to borrow up to $30.0 million. In January 2002, the Company increased the principal amount it could borrow under the loan agreement to $46.0 million. At that time, the loan was secured by shares of UMC common stock held by the Company with a minimum aggregate value of 250% of the outstanding loan balance, earned interest at LIBOR plus 2.5%, and matured on January 21, 2003. Prior to the original maturation date, the Company and Chinatrust agreed to extend the loan until March 4, 2003. At that time, both the Company and Chinatrust agreed to extend the loan until March 2, 2004 (the “Maturity Date”) and reduced the principal amount the Company may borrow to $45.0 million. The principal was due on the Maturity Date and interest was due every three months for the term of the loan. The Company incurred interest expense of approximately $1.1 million and $1.7 million during fiscal 2004 and fiscal 2003, respectively. In the revised loan agreement, the provision for funds to be held in escrow as collateral for accrued interest was eliminated. The loan was secured by shares of UMC common stock held by the Company with a minimum aggregate value of 230% of the outstanding loan balance. The loan accrued interest at LIBOR plus 2.0%. The outstanding balance of the loan was paid in full on March 2, 2004. As of March 31, 2004, all 145 million shares of UMC common stock, which had been pledged as collateral, had been released by Chinatrust as a result of the Company repaying in full its outstanding debt with Chinatrust.

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

Note 3. Write-Down of Marketable Securities and Venture Investments

     Marketable securities held by the Company have experienced significant declines in their market value primarily due to the downturn in the semiconductor and technology sectors and general market conditions. Management evaluates the marketable securities for potential “other-than-temporary” declines in their value. Such evaluation includes researching commentary from industry experts, analysts and other companies. Based on the continuing depression in the investments’ stock prices from those originally used to record the investment, and the expectation at the time that the stock prices would not significantly recover in the next 6 to 9 months due to unfavorable business conditions for the companies and in the semiconductor industry in general, management determined that a write-down was necessary at December 31, 2002, September 30, 2002 and September 30, 2001. As a result, the Company recorded pre-tax, non-operating losses of approximately $16.2 million, $673,000 and $288.6 million during the third and second quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively, based on the quoted price of the respective marketable securities. No write-down of marketable securities was recorded during fiscal 2004. During the third quarter of fiscal 2003, the Company also recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. During fiscal 2004, the Company wrote down its investments in Alliance Ventures and Solar Ventures and recognized a pre-tax, non-operating loss of approximately $5.8 million. During fiscal 2003, the Company wrote down its investments in Alliance Ventures and Solar Ventures and recognized a pre-tax, non-operating loss of approximately $24.8 million. During fiscal 2002, the Company wrote down several of its investments in Alliance Ventures and recognized a pre-tax, non-operating loss of approximately $8.3 million. Total write-downs of marketable securities and other investments during fiscal 2004, 2003 and 2002 were recorded as follows (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
United Microelectronics Corporation	$—	$—	$250,894
Vitesse Semiconductor Corporation	—	673	3,827
PMC-Sierra Corporation	—	—	1,048
Chartered Semiconductor Manufacturing, Ltd.	—	16,212	12,155
Tower Semiconductor Ltd.	—	14,083	20,645
Alliance Ventures and Solar Ventures Investments	5,787	24,824	8,277

Total	$5,787	$55,792	$296,846

Note 4. Cumulative Effect of Change in Accounting Principle — Adoption of SFAS 133

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as “SFAS 133”), on April 1, 2001. In the fourth quarter of fiscal 2001, the Company entered into two derivative instruments to hedge its investment in Vitesse Semiconductor common stock. The Company designated these arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of

SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings in the quarter ended June 30, 2001.

Note 5. Acquisitions

Chip Engines, Inc.

     During fiscal 2003, the Company acquired Chip Engines, a development stage company that designs semiconductor products for the networking, communications, cable and storage markets. The Company acquired Chip Engines to help support its diversification strategy and to add research and development resources to its System Solutions business unit. The acquisition was completed in January 2003 and was accounted for as an acquisition of assets and Chip Engines’ results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

     The Company held its net investment of $4.8 million in Chip Engines prior to the acquisition in part through its ownership of Alliance Ventures and investment in Solar Venture Partners. No consideration was given to the Chip Engines shareholders in connection with the closing of the acquisition; however, the acquisition agreement provides for contingent consideration of up to $3.7 million upon Chip Engines achieving certain milestones including developing a product and entering into a non-cancelable written purchase order with certain customers or being added to such customers’ published approved vendor list. As Chip Engines was a company in the development stage, which had not completed a product at closing of the acquisition, management concluded that the transaction was an acquisition of assets. The entire purchase price was allocated to individual assets acquired based on their relative fair values and no goodwill was recorded as a result of the transaction. The values assigned to the assets acquired was as follows:

		Amortization
	Amount	Period
	(in thousands)
Net assets acquired	$(851)	Expensed
In-Process technology	1,610	2 years
Workforce	2,746	3 years
Patents	1,040	3 years
Licenses	250

Total	$4,795

     No supplemental pro forma information is presented due to the immaterial effect on prior period results of operations.

     The allocation of amounts to in-process research and development was consistent with widely recognized appraisal practices. The Company’s analysis resulted in a $1.6 million charge to acquired in-process research and development. The acquired in-process technology represents the appraised value of technologies in the development stage that had yet reached technological feasibility and do not have alternative future uses. This amount was expensed as a non-recurring charge upon consummation of the acquisition. At the time of the acquisition, one product was in development and was approximately 80% complete. This product is in the final stages of development and is sampling in small quantities.

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

     If the Company does not successfully develop its research projects as discussed above, its sales and profitability may be adversely affected in future periods and the value of other intangible assets acquired may become impaired. Management believes that the in-process research and development charge is valued consistently with the SEC staff’s current views regarding valuation methodologies. The Company cannot assure the reader that the SEC staff will not take issue with any assumptions used in its valuation model and require it to revise the amount allocated to in-process research and development. As of March 31, 2004, the Company believes that the projections used in the valuations with respect to each acquisition are still materially valid; however, there can be no assurance that the projected results will be achieved.

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

PulseCore, Inc.

     In fiscal 2002, the Company acquired PulseCore Inc. (“PulseCore”) in order to diversify its product base. The acquisition was completed in January 2002. PulseCore provides a diverse mixed-signal product line built around its “low EMI frequency timing technology.” The Company paid $5.1 million for acquiring the net assets of PulseCore. The acquisition was accounted for using the purchase method in accordance with SFAS 141 and, accordingly, PulseCore’s results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

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

     The allocation of amounts to developed technology and in-process research and development were consistent with widely recognized appraisal practices. The Company’s analysis resulted in a valuation of developed technology at $1.6 million. Developed technology represents technologies that have reached technological feasibility, and therefore can be capitalized. The Company is amortizing the developed technology on a straight-line basis over a period of three years. The Company’s analysis also resulted in a $906,000 charge to acquired in-process research and development. The acquired in-process technology represents the appraised value of technologies in the development stage that had not yet reached technological feasibility and do not have alternative future uses. Such amount was expensed as a non-recurring charge upon consummation of the acquisition. At the time of acquisition, several products were under development with completion rates between 70% and 90%. All of the products classified as in-process research and development are currently shipping.

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

     If the Company does not successfully develop its research projects discussed above, its sales and profitability may be adversely affected in future periods and the value of other intangible assets acquired may become impaired. Management believes that the in-process research and development charge is valued consistently with the SEC staff’s current views regarding valuation methodologies. The Company cannot assure the reader that the SEC staff will not take issue with any assumptions used in its valuation model and require it to revise the amount allocated to in-process research and development. As of March 31, 2004, the Company believes that the projections used in the valuations with respect to each acquisition are still materially valid; however, there can be no assurance that the projected results will be achieved.

     In April 2003, the Company paid $4.8 million to settle the promissory note issued in conjunction with the acquisition of PulseCore in fiscal 2002.

Note 6. Investment in Marketable Securities

United Microelectronics Corporation

     At March 31, 2004, the Company owned approximately 161.5 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 1.0% ownership. At March 31, 2003, the Company owned approximately 245.0 million shares of UMC common stock, representing approximately 1.7% ownership. The Company received a stock dividend of approximately 9.5 million shares of UMC common stock in July 2003.

     The Company accounts for its investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2004, the Company sold 93.0 million shares of UMC common stock for $80.5 million and recorded a pre-tax, non-operating gain of $29.5 million.

     As of March 31, 2004, all 145 million shares of UMC common stock, which had been pledged as collateral, had been released by Chinatrust as a result of the Company repaying in full its outstanding debt with Chinatrust. (See Note 2 of the consolidated financial statements included in this report.)

     UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced significant decreases in market value. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Vitesse Semiconductor Corporation

     At March 31, 2004, the Company owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

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

Adaptec, Inc.

     At March 31, 2004, the Company owned 154,444 shares of Adaptec. The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

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

Note 7. Investment in Tower Semiconductor Ltd.

     At March 31, 2004, the Company owned 8,908,391 ordinary shares of Tower of which 2,672,518 were classified as short-term and accounted for as an available-for-sale marketable security in accordance with SFAS 115. During the third quarter of fiscal 2004, the Company, in conjunction with the other Tower wafer partners and with the agreement of Tower’s creditors and shareholders, entered into an agreement to accelerate its remaining $6.7 million payment related to the fifth and final milestone of the original Tower Share Purchase Agreement executed in January 2001. This was in addition to aggregate payments of $4.3 million made during the first and second quarters of fiscal 2004. In exchange for this accelerated payment, Tower issued 777,295 ordinary shares for $2.3 million and 628,611 ordinary shares for $4.4 million during the fourth quarter of fiscal 2004. In connection with the agreement to accelerate its payment, Alliance agreed to the following restrictions on its ability to sell, transfer or dispose of its Tower shares:

•	30% of all Tower shares acquired by the Company (shares acquired/to be acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments, shares acquired as a result of Tower’s rights offering in September 2002, and shares which may be acquired upon exchange of certain wafer credits) became unrestricted and available-for-sale as of January 2004 subject to an initial 180 day lock-up period;

•	the remaining 70% of all Tower shares acquired by the Company are restricted from sale, transfer, or disposition until January 2006 which is a two-year extension of the Initial Restricted Period; and

•	after the amended Initial Restricted period ends, the Company will still be subject to a Subsequent Restricted Period between January 2006 and January 2008. During this time, the Company may transfer no more than 6% of its total shares in any quarter on a cumulative basis and no more than 48% of its total shares by the end of this period.

     During the period from January 2004 through December 2006, the Company will also have the option to convert a portion of its prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. Those credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two year period can be converted to shares based on the average price per Tower share during the last 15 trading days of each quarter. Those credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three month LIBOR rate plus 2.5%. Interest will be paid the following quarter; reimbursement of unutilized wafer credits will not occur until December 2007. The Company will also retain its option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.

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

     In the third quarter of fiscal 2003, the Company wrote down its investment in Tower shares and recorded a pretax, non-operating loss of approximately $14.1 million. As of March 31, 2004, the Company also held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. The Company has, and will retain, an option to convert the remaining $4.4 million of wafer credits to equity in January 2006. The Company’s investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

     N. Damodar Reddy, who is the Company’s Chairman and Chief Executive Officer, is a director of Tower.

Note 8. Private Equity Investments

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

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. During fiscal 2004, the Company incurred $875,000 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $870,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2004 or fiscal 2003.

     No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004 or fiscal 2003.

     After Alliance Ventures I was formed, the Company contributed all of its then current investments, except UMC, Chartered, and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2004, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2004, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $52.5 million in 17 companies, with a total fund allocation of $100.0 million. As of March 31, 2004, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $37.6 million in eight companies, with a total fund allocation of $40.0 million. As of March 31, 2004, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $27.7 million in ten companies, with a total fund allocation of $60.0 million. During fiscal 2004, the Company invested approximately $20.0 million in Alliance Venture investee companies.

     In fiscal 2004, 2003 and 2002, the Company wrote down certain of its investments in Alliance Ventures and recognized pre-tax, non-operating losses of approximately $5.5 million, $19.0 million and $7.3 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. During fiscal 2004, 2003 and 2002, total equity in the net losses of Alliance Ventures investee companies was $14.1 million, $15.2 million and $13.0 million, respectively.

     Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. The market for these types of investments has, in the past, often been successful and many venture capital funds have been profitable, and while the Company has been successful in certain of its past investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future and the Company will suffer significant diminished success in these investments. It is possible that many or most, and maybe all, of the Company’s venture type investments may fail, resulting in the complete loss of most or all the money the Company has invested in these types of investments.

     N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. The Company acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full including approximately $22,000 of accrued interest.

Investment in Solar Venture Partners, LP

     Through March 31, 2004, the Company has invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of March 31, 2004, the Company held a 73% interest in Solar.

     Due to the Company’s majority interest in Solar, the Company consolidates Solar. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exert significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2004, 2003 and 2002 the Company recorded equity in loss of investees of approximately $1.3 million, $1.4 million and $1.6 million and wrote down certain Solar investments by $300,000, $5.8 million and $1.0 million, respectively.

     C.N. Reddy, an officer and director of the Company, is a general partner of Solar, an investor in Solar and participates in running Solar’s daily operations. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.

Note 9. Derivative Instruments and Hedging Activities

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

     During fiscal 2004, the Company recorded a net gain of $1.1 million related to its settlement of the Adaptec hedge instrument. During fiscal 2003, the Company recorded a gain of $3.7 million relating to the Vitesse hedge instrument, offset by a loss of $3.7 million on the hedged Vitesse investment. The Company also recorded a gain of $2.1 million relating to the Adaptec hedge instrument and a loss of $2.6 million on the hedged Adaptec investment. Before exercising its put option, the Company recorded a gain of $1.1 million for the Broadcom derivative offset by a loss of the Broadcom investment of $1.4 million in fiscal 2003.

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

Note 10. Leases, Commitments and Contingencies

Operating Leases

     The Company leases its headquarters facility under an operating lease that expires in June 2006. Under the terms of the lease, the Company is required to pay property taxes, insurance and maintenance costs. In addition, the Company also leases sales and design center offices under operating leases, which expire between 2004 and 2008.

     Future minimum fiscal rental payments under non-cancelable operating leases are as follows:

Fiscal Year	(In thousands)
2005	$1,840
2006	1,843
2007	713
2008	88

Total payments	$4,484

     Rent expense for fiscal 2004, 2003 and 2002, was $2.3 million, $2.5 million and $2.2 million, respectively.

Capital Leases

     At March 31, 2004, equipment under capital leases amounted to approximately $2.2 million compared to $2.2 million at March 31, 2003. The original lease terms ranged from three to five years.

     The following is a schedule of future minimum fiscal lease payments under capital leases:

Fiscal Year	(In thousands)
2005	$37
2006	4

Total payments minimum lease payments	41
Amount representing interest	(4)

37
Less current portion	(33)

Long-term capital lease obligations	$4

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

Commitments and Contingencies

     Alliance applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which Alliance is a guarantor.

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

Balance at April 1, 2003	$1,682
Accruals for warranties issued during the year	1,885
Settlements on warranty claims made during the year	(2,052)

Balance at March 31, 2004	$1,515

Note 11. Benefit for Income Taxes

     The benefit for income taxes is comprised of the following:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$(3,475)	$(17,644)	$14,114
State	4	(326)	2,137
Foreign	—	—	—

	(3,471)	(17,970)	16,251

Deferred:
Federal	(7,212)	(34,475)	(143,170)
State	(1,771)	(3,474)	(20,904)
Valuation allowance	(1,629)	38,806	—

	(10,612)	857	(164,074)

Total benefit	$(14,083)	$(17,113)	$(147,823)

     In addition, a net deferred income tax benefit of $375,000, $1.8 million and $287,000 was recorded in minority interest in subsidiary companies in fiscal years 2004, 2003 and 2002, respectively.

     Net deferred tax liabilities comprise the following:

	March 31,
	2004	2003
	(in thousands)
Alliance Venture investments	$27,945	$26,722
Inventory reserves	6,453	14,537
Investment in Tower	10,170	14,189
Accrued expenses and reserves	767	1,383
Other	2,837	1,796

Gross deferred tax assets	48,172	58,627
Valuation allowance	(37,177)	(38,806)

Net deferred tax assets	10,995	19,821

Investment in UMC	(46,577)	(42,258)
Investment in Adaptec	(292)	(517)
Investment in Vitesse	(209)	(31)
Fixed assets	(855)	(855)

Deferred tax liabilities	(47,933)	(43,661)

Net deferred tax liabilities	$(36,938)	$(23,840)

     The benefit for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except percentages)
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(11,966)	$(44,270)	$(136,895)
State taxes, net of federal benefit	(1,771)	(5,904)	(8,358)
Change in valuation allowance	(1,629)	38,806	—
Other, net	1,283	(5,745)	(2,570)

Total	$(14,083)	$(17,113)	$(147,823)

     The tax benefit associated with the exercises of non-qualified stock options and disqualifying dispositions of incentive stock options reduced taxes currently payable by $402,000 in fiscal 2002. No reduction was reflected for fiscal years 2004 and 2003.

     In January 2004 and April 2003, the Company received tax refunds from the Internal Revenue Service totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000.

     As a multinational corporation, the Company conducts its business in several countries and is subject to taxation in several jurisdictions. The taxation of the Company’s business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate.

     In December 2003, the Internal Revenue Service (IRS) began an annual audit of the tax years ended March 31, 1999 through March 31, 2002. The Company believes that the ultimate resolution of the IRS audits will not have a material adverse impact on its consolidated financial statements.

Note 12. Stock Option Plans

1992 Stock Option Plan

     In April 1992, the Company adopted the 1992 Stock Option Plan for issuance of common stock to employees and consultants of the Company. At March 31, 2002, 13,000,000 shares of the Company’s Common Stock was reserved under the 1992 Stock Option Plan for issuance. In April 2002, the 2002 Stock Option Plan (the “Plan”) was adopted to replace the expired 1992 Stock Option Plan. The Board of Directors may terminate the Plan at any time at its discretion.

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

Directors’ Stock Option Plan

     On September 30, 1993, the Company adopted its 1993 Directors’ Stock Option Plan (“Directors’ Plan”), under which 900,000 shares of common stock have been reserved for issuance. The Directors’ Plan provides for the automatic grant to each non-employee director of the Company (but excluding persons on the Company’s Board of Directors in November 1993) of an option to purchase

22,500 shares of common stock on the date of such director’s election to the Company’s Board of Directors. Thereafter, such director will receive an automatic annual grant of an option to purchase 11,250 shares of common stock on the date of each annual meeting of the Company’s stockholders at which such director is re-elected. The maximum number of shares that may be issued to any one director under this plan is 90,000. Such options will vest ratably over four years from their respective dates of grant. No options were granted in fiscal 2004 under the Directors’ Plan. The Directors’ Plan has expired and while shares are available under this plan, no additional shares will be granted pursuant to this plan.

     The following table summarizes grant and stock option activity under all stock option plans for fiscal years 2004, 2003 and 2002:

	Options	Options Outstanding
	Available for Grant	Shares	Weighted Average Prices
Balance at March 31, 2001	4,720,687	2,374,362	$11.11
Options granted	(1,151,500)	1,151,500	$11.81
Options canceled	852,050	(852,050)	$14.68
Options exercised	—	(193,325)	$5.25

Balance at March 31, 2002	4,421,237	2,480,487	$10.66
Options granted	(649,000)	649,000	$6.36
Options canceled	549,040	(549,040)	$12.81
Options exercised	—	(20,585)	$2.81

Balance at March 31, 2003	4,321,277	2,559,862	$9.16
Options granted	(1,823,900)	1,823,900	$6.03
Options canceled	539,250	(539,250)	$9.79
Options exercised	—	(152,230)	$3.08

Balance at March 31, 2004	3,036,627	3,692,282	$7.76

     As of March 31, 2004, options to purchase 1,104,557 shares of common stock were exercisable.

     The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2004, 2003 and 2002 was $2.97, $4.54 and $7.38, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 2004, and related weighted average exercise price and contractual life information, are as follows:

Outstanding and Exercisable by Price Range

		Number			Number Vested
		Outstanding as	Weighted	Weighted	and	Weighted
		of	Average	Average	Exercisable	Average
Range of		March 31,	Remaining	Exercise	as of March 31,	Exercise
Exercise Prices		2004	Contractual Life	Price	2004	Price
$2.3130 –	$4.0400	422,350	3.23	$3.42	193,300	$2.97
$4.0600 –	$4.3400	555,000	5.20	$4.30	300	$4.16
$4.3900 –	$5.5000	324,800	4.47	$4.96	109,725	$5.34
$5.6400 –	$6.8500	657,500	5.69	$6.81	3,150	$6.51
$7.0000 –	$8.3700	444,882	5.41	$8.06	185,682	$7.89
$8.4400 –	$11.1880	614,120	3.37	$10.39	279,746	$11.00
$11.3125 –	$13.0200	613,380	2.89	$12.41	294,804	$12.36
$13.3800 –	$25.7500	56,250	2.30	$18.83	35,450	$18.79
$26.6880 –	$26.6880	1,000	2.30	$26.69	600	$26.69
$27.2500 –	$27.2500	3,000	2.21	$27.25	1,800	$27.25

$2.3130 –	$27.2500	3,692,282	4.29	$7.76	1,104,557	$9.14

     The following assumptions are used to estimate the fair value for stock options on the grant date:

	2004	2003	2002
Expected life	5.00 years	5.00 years	5.00 years
Risk-free interest rate	3.0%	2.9%	4.9%
Volatility	74.4%	83.8%	87.6%
Dividend yield	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

     In September 1996, the Company and its stockholders approved an Employee Stock Purchase Plan (“ESPP”), which allows eligible employees of the Company and its designated subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the common stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee’s compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 750,000 shares of common stock authorized under the ESPP, 124,774, 144,822 and 48,550, shares were issued during fiscal 2004, 2003 and 2002, respectively. At March 31, 2004, there were 212,433 shares available under the ESPP.

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

	2004	2003	2002
Expected life	6 months	6 months	6 months
Risk-free interest rate	1.0%	1.2%	2.8%
Volatility	59.5%	74.6%	57.2%
Dividend yield	0.0%	0.0%	0.0%

     The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase common stock under the ESPP granted in fiscal 2004, 2003 and 2002 was $1.11, $2.40 and $4.51, per share, respectively.

Note 13. 401(k) Salary Savings Plan

     Effective May 1992, the Company adopted the Salary Savings Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, the Company agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company’s matching contribution vests over five years. In fiscal 2004, 2003 and 2002, the Company contributed approximately $143,500, $156,600 and $117,600, respectively.

Note 14. Legal Matters

     In July 1998, the Company learned that a default judgment was entered against it in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). The Company, which had previously not participated in the case, believes that it never was properly served with process in this action and that the Canadian court lacks jurisdiction over the Company in this matter. In addition to jurisdictional and procedural arguments, the Company also believes it may have grounds to argue that the claims against the Company should be deemed discharged by the Company’s bankruptcy in 1991. In February 1999, the court set aside the default judgment against the Company. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and the Company’s Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the default judgment against the Company. The plaintiffs appealed the setting aside of the default judgment against the Company to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against the Company. The Company believes the resolution of this matter will not have a material adverse effect on its financial conditions and its results of operations.

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

     On February 24, 2003, a stockholder of the Company filed a putative derivative action entitled Fritsche v. Reddy, et al., and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of the Company, named as defendants certain current and former officers and directors of the Company. The Company was named as a nominal defendant. On December 2, 2003, the parties entered into a formal stipulation of settlement which was subsequently approved by the court on January 13, 2004. A Final Judgment and Order of Dismissal With Prejudice was entered by the court on January 20, 2004.

     In July 2003, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. The Company has reviewed a copy of the complaint, believes it has meritorious defenses and intends to defend vigorously against the claims asserted against it. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

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

Note 15. Related Party Transactions

     N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003 and $290,000 during fiscal 2004. Mr. Reddy is not involved in the operations of Infobrain.

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

     Alliance Venture Management receives 15% - 16% of the realized gains of the venture funds. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004 or fiscal 2003. During fiscal 2002, the Company made distributions of cash and marketable securities to the partners of Alliance Venture Management totaling $5.2 million. Details of the distributions are as follows (in thousands):

	Market Value of	Cash	Total
Officer/Employee	Stock Distributed	Distributed	Distributions
N. Damodar Reddy	$995	$571	$1,566
C.N. Reddy	995	571	1,566
Non-executive employee	1,175	686	1,861
Former employee	126	76	202

Totals	$3,291	$1,904	$5,195

     Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. During fiscal 2004, the Company incurred $875,000 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $870,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2004 or fiscal 2003.

     N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. The Company acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, the Company assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, the Company repaid the note in full including approximately $22,000 of accrued interest.

     C.N. Reddy, an officer and director of the Company, is a general partner of Solar, an investor in Solar and participates in running Solar’s daily operations. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s fund’s have invested.

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

     The related party receivable is $264,000 as of March 31, 2004 and is related to loans to various employees, none of whom are officers of the Company, including those in the Company’s India design center.

Note 16. Segment and Geographic Information

     The Company has one operating segment, which is to design, develop, and market high-performance memory, analog and mixed signal, and system solutions products.

     The following illustrates revenues by product line:

	Year Ended March 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(in thousands)
SRAM	$11,603	$7,600	$13,356	53%	(43)%
DRAM	6,257	6,334	12,786	(1)%	(51)%
Analog and Mixed Signal	4,316	2,948	160	46%	1,743%
System Solutions	4,495	1,640	—	174%	—
Other	—	—	245	—	(100)%

Total net revenues	$26,671	$18,522	$26,547	44%	(30)%

     The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer’s location.

	Year Ended March 31,
	2004	2003	2002
		(in thousands)
United States of America	$7,848	$5,814	$6,968
Taiwan	5,057	1,904	3,894
Japan	3,558	2,257	2,603
Asia (except Taiwan and Japan)	2,481	3,740	4,044
Europe (except United Kingdom)	5,504	2,538	3,735
United Kingdom	1,975	1,690	4,981
Rest of world	248	579	322

Total net revenues	$26,671	$18,522	$26,547

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Alliance Semiconductor Corporation:

     Our audits of the consolidated financial statements referred to in our report dated June 10, 2004, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 10, 2004

ALLIANCE SEMICONDUCTOR CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at			Balance at
Description	Beginning of Period	Additions	Reductions	End of Period
Year ended March 31, 2004
Allowance for doubtful accounts	$99	$26	$—	$125
Year ended March 31, 2003
Allowance for doubtful accounts	$86	$50	$(37)	$99
Year ended March 31, 2002
Allowance for doubtful accounts	$383	$—	$(297)	$86

EXHIBIT INDEX

Exhibit
Number	Document Description
3.01(A)	Registrant’s Certificate of Incorporation

3.02(A)	Registrant’s Certificate of Elimination of Series A Preferred Stock

3.03(F)	Registrant’s Certificate of Amendment of Certificate of Incorporation

3.04(A)	Registrant’s Bylaws

4.01(A)	Specimen of Common Stock Certificate of Registrant

10.01	Registrant’s Stock Option Plan adopted by Registrant on April 7, 1992 and amended through September 19, 1996, and related documents (superceded by Exhibit 10.51)

10.02†(A)	Registrant’s Directors Stock Option Plan adopted by Registrant on October 1, 1993 and related documents

10.03†(A)	Form of Indemnity Agreement used between Registrant and certain of its officers and directors

10.04†(K)	Form of Indemnity Agreement used between the Registrant and certain of its officers

10.07*(I)	Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10.08*(I)	Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10.09(D)	Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10.10*(D)	Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10.11*(E)	Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10.12*(E)	Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3 Incorporated and United Microelectronics Corporation

10.13*(F)	Foundry Venture Agreement dated September 29, 1995, between Registrant and United Microelectronics Corporation

10.14*(F)	Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics Corporation

10.15*(F)	Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and among Registrant, FabVen and United Microelectronics Corporation

10.16*(G)	Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10.17(H)	Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.18*(H)	Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.19(H)	Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.20†(I)	1996 Employee Stock Purchase Plan

10.21(J)	Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.22(K)	Trademark License Agreement dated as of October 17, 1996 between Registrant and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997

10.23(K)	Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10.24(K)	Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

Exhibit
Number	Document Description

10.25*(K)	Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United Microelectronics Corporation

10.26*(K)	First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between Registrant and United Microelectronics Corporation

10.27*(K)	Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between Registrant and United Microelectronics Corporation

10.28(K)	Promissory Note and Security Agreement dated March 28, 1997 between Registrant and Matrix Funding Corporation

10.29*(L)	Sale and Transfer Agreement dated as of March 4, 1998

10.30(M)	Alliance Venture Management, LLC Limited Liability Company Operating Agreement dated October 15, 1999

10.31(M)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated February 28, 2000

10.32(M)	Alliance Ventures I, LP Agreement of Limited Partnership dated November 12, 1999

10.33(M)	Alliance Ventures II, LP Agreement of Limited Partnership dated November 12, 1999

10.34(M)	Alliance Ventures III, LP Agreement of Limited Partnership dated February 28, 2000

10.35(N)	Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10.36(N)	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10.37(N)	Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk Corporation, The Israel Corporation, Registrant, Macronix International Co., Ltd. and QuickLogic Corporation.

10.38(N)	Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among SanDisk Corporation, The Israel Corporation, Registrant and Macronix International Co., Ltd.

10.39(N)	Alliance/Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.

10.40(N)	Alliance/TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation

10.41(O)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated January 23, 2001

10.42(O)	Alliance Ventures IV, LP Agreement of Limited Partnership dated January 23, 2001

10.43(O)	Alliance Ventures V, LP Agreement of Limited Partnership dated January 23, 2001

10.44(O)	Loan Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10.45(O)	Share Pledge Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10.50(P)	Asset Purchase Agreement dated January 17, 2002 by and between Registrant and PulseCore, Inc.

10.51(Q)	Registrant’s 2002 Stock Option Plan

10.55(S)	Tower Semiconductor Agreement; Amendment No.3 to payment schedule of Series A-5 additional purchase obligations, waiver of Series A-5 conditions, conversion of Series A-4 wafer credits and other provisions, dated as of November 11, 2003

14.01	Code of Ethics

21.01	Subsidiaries of Registrant

23.01	Consent of PricewaterhouseCoopers LLP (San Jose, California)

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer

Exhibit
Number	Document Description
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Confidential treatment has been requested with respect to certain portions of this document.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 1995.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 1995.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 1998.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 2000.

(N)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2000.

(O)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2001.

(P)	The document referred to is filed hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

(Q)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 15, 2002.

(S)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2004.