Form 10-Q
period 2004-06-26
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2004-08-05
CIK 913293

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 26, 2004, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission file number: 0-22594

Alliance Semiconductor Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware	77-0057842

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 28, 2004, there were 35,292,129 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q

for the Quarter Ended June 26, 2004

Part I — Financial Information

Item 1.
Consolidated Financial Statements

Alliance Semiconductor Corporation

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,177	$6,107
Short-term investments	127,077	159,778
Accounts receivable, net	3,112	4,081
Inventories	11,705	11,609
Related party receivables	314	264
Other current assets	1,196	2,847

Total current assets	145,581	184,686
Property and equipment, net	5,610	6,161
Investment in Tower Semiconductor (excluding short-term portion)	21,208	21,208
Alliance Ventures and other investments	36,495	36,082
Other assets	7,203	7,290
Intangible assets, net	4,446	5,375

Total assets	$220,543	$260,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,809	$12,287
Income taxes payable	32,916	33,766
Deferred income taxes	26,237	38,921
Current portion of long-term capital lease obligations	26	33

Total current liabilities	67,988	85,007
Long-term obligations	226	237
Long-term capital lease obligation	—	4

Total liabilities	68,214	85,248

Commitments and contingencies (Notes 12, 15, and 19)

Minority interest in subsidiary companies	774	832

Stockholders’ equity:
Common stock	435	435
Additional paid-in capital, net	132,386	132,146
Retained earnings (accumulated deficit)	(532)	6,099
Accumulated other comprehensive income	19,266	36,042

Total stockholders’ equity	151,555	174,722

Total liabilities and stockholders’ equity	$220,543	$260,802

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 30,
	2004	2003
Net revenues	$7,136	$5,074
Cost of revenues	7,559	3,245

Gross profit (loss)	(423)	1,829
Operating expenses:
Research and development	4,740	6,599
Selling, general and administrative	3,263	3,992

Total operating expenses	8,003	10,591

Loss from operations	(8,426)	(8,762)
Gain on investments	3,470	346
Write-down of marketable securities and venture investments	—	(403)
Equity in loss of investees	(3,641)	(5,497)
Other expense, net	(339)	(911)

Loss before income taxes and minority interest in consolidated subsidiaries	(8,936)	(15,227)
Benefit for income taxes	(2,261)	(1,718)

Loss before minority interest in consolidated subsidiaries	(6,675)	(13,509)
Minority interest in consolidated subsidiaries	44	478

Net loss	$(6,631)	$(13,031)

Net loss per share
Basic and diluted	$(0.19)	$(0.37)

Weighted average number of common shares
Basic and diluted	35,262	34,988

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,631)	$(13,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,637	1,448
Minority interest in subsidiary companies, net of tax	(44)	(478)
Equity in loss of investees	3,641	5,497
Gain on investments	(3,470)	(346)
Other	—	31
Write-down of investments	—	403
Inventory write-down	3,712	—
Deferred income tax	(1,375)	(1,471)
Changes in assets and liabilities:
Accounts receivable	969	310
Inventory	(3,808)	(1,444)
Related party receivables	(51)	1,117
Other assets	1,739	825
Accounts payable	(2,685)	(663)
Accrued liabilities and other long-term obligations	(803)	53
Income taxes payable	(850)	14,970

Net cash (used in) provided by operating activities	(8,019)	7,221

Cash flows from investing activities:
Purchase of property and equipment	(157)	(156)
Purchase of technology license	—	(350)
Proceeds from sale of investments	8,072	3,379
Investment in Tower Semiconductor Ltd.	—	(3,600)
Purchase of Alliance Venture and other investments	(4,055)	(6,135)

Net cash provided by (used in) investing activities	3,860	(6,862)

Cash flows from financing activities:
Net proceeds from exercise of stock options	240	48
Principal payments on lease obligations	(11)	(89)
Repayments of short-term borrowings	—	(4,760)

Net cash provided by (used in) financing activities	229	(4,801)

Net decrease in cash and cash equivalents	(3,930)	(4,442)
Cash and cash equivalents at beginning of the period	6,107	7,358

Cash and cash equivalents at end of the period	$2,177	$2,916

Supplemental disclosure of cash flow information:
Income taxes refunded	$39	$15,219

Cash paid for interest	$2	$947

Restricted cash write-down	$—	$1,284

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the “Company”, “we”, “Alliance”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2004.

For purposes of presentation, we have indicated the first three months of fiscal 2005 and 2004 as ending on June 30; whereas, in fact, our fiscal quarters ended on June 26, 2004 and June 28, 2003, respectively. Similarly, we have indicated that the prior quarter ended March 31, 2004; whereas, in fact, the Company’s fourth fiscal quarter of 2004 ended on March 27, 2004. The financial results for the first quarter of fiscal 2005 and 2004 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.

The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005, and we make no representations related thereto.

Note 2. Stock-Based Compensation

At June 30, 2004, we had options outstanding under three stock-based employee compensation plans: the 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 2002 Stock Option Plan, the Directors Stock Option Plan and its Employee Stock Purchase Plan, the Company’s pro forma net loss and pro forma net loss per share for the three months ended June 30, 2004 and June 30, 2003, would have been as follows (in thousands, except per share data):

	Three months ended
	June 30,
	2004	2003
Net loss, as reported	$(6,631)	$(13,031)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(419)	(338)

Pro forma net loss:	$(7,050)	$(13,369)

Earnings per share:
Basic and diluted – as reported	$(0.19)	$(0.37)

Basic and diluted – pro forma	$(0.20)	$(0.38)

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the three months ended June 30, 2004 and June 30, 2003 was $1.40, and $1.50, respectively. The estimated grant fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended
	June 30,
	2004	2003
Expected life	5 years	5 years
Risk-free interest rate	3.7%	2.6%
Volatility	46.6%	45.2%
Dividend yield	0.0%	0.0%

Note 3. Balance Sheet Components

Short-term Investments

Short-term investments include the following available-for-sale securities at June 30, 2004 and March 31, 2004 (in thousands):

	June 30, 2004			March 31, 2004
	Number of	Adjusted	Market	Number of	Adjusted	Market
	Shares	Cost Basis	Value	Shares	Cost Basis	Value
United Microelectronics Corporation	153,061	$83,850	$110,047	161,461	$88,452	$139,179
Adaptec, Inc.	154	1,727	1,274	154	1,727	1,283
Tower Semiconductor Ltd.	2,673	9,163	15,287	2,673	9,163	18,654
Vitesse Semiconductor Corporation	95	66	469	95	66	662

		$94,806	$127,077		$99,408	$159,778

Long-term Investments

At June 30, 2004 and March 31, 2004, the Company’s long-term investments were as follows (in thousands):

	June 30, 2004		March 31, 2004
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd.	6,236	$21,208	6,236	$21,208
Alliance Ventures’ investments		33,651		33,051
Solar Venture Partners, LP’s investments		2,844		3,031

		$57,703		$57,290

Inventories

	June 30,	March 31,
	2004	2004
	(in thousands)
Inventory:
Work in process	$6,628	$6,768
Finished goods	5,077	4,841

	$11,705	$11,609

Goodwill and Intangible Assets (in thousands)
June 30, 2004:

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets
Developed technology	$1,592	$(1,304)	$288
Technology license	3,580	(2,232)	1,348
Acquired workforce	2,746	(2,108)	638
Trade name	109	(90)	19
Patents	1,403	(788)	615
Goodwill	1,538	—	1,538

	$10,968	$(6,522)	$4,446

March 31, 2004:

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets
Developed technology	$1,592	$(1,171)	$421
Technology license	3,580	(1,934)	1,646
Acquired workforce	2,746	(1,736)	1,010
Trade name	109	(81)	28
Patents	1,403	(671)	732
Goodwill	1,538	—	1,538

	$10,968	$(5,593)	$5,375

The amortization of intangible assets was $929 and $922 for the three months ended June 30, 2004 and 2003 respectively. The estimated amortization of intangible assets is $2,166, $695 and $47 for the remainder of fiscal year 2005, and for the years ending March 31, 2006, and 2007, respectively.

Accumulated Other Comprehensive Income (in thousands)
June 30, 2004:

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$26,197	$(10,558)	$15,639
Tower Semiconductor Ltd.	6,124	(2,468)	3,656
Vitesse Semiconductor Corporation	403	(162)	241
Adaptec, Inc.	(453)	183	(270)

	$32,271	$(13,005)	$19,266

March 31, 2004:

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$50,727	$(20,443)	$30,284
Tower Semiconductor Ltd.	9,491	(3,825)	5,666
Vitesse Semiconductor Corporation	596	(240)	356
Adaptec, Inc.	(444)	180	(264)

	$60,370	$(24,328)	$36,042

Note 4. Investment in United Microelectronics Corporation

At June 30, 2004, we owned approximately 153.1 million shares of United Microelectronics Corporation (“UMC”) common stock representing approximately 1.0% ownership. At March 31, 2004, we owned approximately 161.5 million shares of UMC common stock, representing approximately 1.0% ownership.

We account for our investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the first quarter of fiscal 2005, the Company sold 8.4 million shares of UMC common stock for $8.1 million and recorded a pre-tax, non-operating gain of $3.5 million.

UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. For example, UMC common stock decreased by approximately 17% last quarter on per share basis. Further, shares of UMC common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Given the market risk for the UMC common stock held by the Company, there can be no assurance that the Company’s investment in UMC will maintain its value.

Note 5. Investment in Tower Semiconductor, Ltd.

At June 30, 2004, we owned 8,908,391 ordinary shares of Tower Semiconductor, Ltd. (“Tower”) of which 2,672,518 were classified as short-term and accounted for as an available-for-sale marketable security in accordance with SFAS 115. During the third quarter of fiscal 2004, the Company, in conjunction with the other Tower wafer partners and with the agreement of Tower’s creditors and shareholders, entered into an agreement to accelerate its remaining $6.7 million payment related to the fifth and final milestone of the original Tower Share Purchase Agreement executed in January 2001. This was in addition to aggregate payments of $4.3 million made during the first and second quarters of fiscal 2004. In exchange for this accelerated payment, Tower issued to us 1,405,906 ordinary shares for $6.7 million during the fourth quarter of fiscal 2004. In connection with the agreement to accelerate its payment, we agreed to the following restrictions on our ability to sell, transfer or dispose of our Tower shares:

•	30% of all Tower shares acquired by the Company (including shares acquired or to be acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments shares acquired as a result of Tower’s rights offering in September 2002 and shares which may be acquired upon exchange of certain wafer credits) became unrestricted and available-for-sale as of January 2004 subject to an initial 180 day lock-up period;

•	the remaining 70% of all Tower shares acquired by the Company are restricted from sale, transfer, or disposition until January 2006 (“Amended Initial Restricted Period”) which is a two-year extension of the Initial Restricted Period; and

•	after the Amended Initial Restricted period ends, the Company will still be subject to a Subsequent Restricted Period between January 2006 and January 2008. During this time, the Company may transfer no more than 6% of its total shares in any quarter on a cumulative basis and no more than 48% of its total shares by the end of this period.

During the period from January 2004 through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. Those credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two year period can be converted to shares based on the average price per Tower share during the last 15 trading days of each quarter. Those credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three month LIBOR rate plus 2.5%. Interest will be paid the following quarter; reimbursement of unutilized wafer credits will not occur until December 2007. We will also retain its option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.

As part of a September 2002 Tower rights offering, we received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one (1) Tower ordinary share at an exercise price of $7.50 per share through October 31, 2006. In May 2003, the Company paid $3.6 million to Tower in accordance with the terms of the amended share purchase agreement between the two companies and received an additional 1,206,839 ordinary shares of Tower at a purchase price of $2.98 per share. In August 2003, we paid $682,000 to Tower in accordance with the terms of the amended share purchase agreement and received an additional 228,546 ordinary shares of Tower at a purchase price of $2.98 per share.

In the third quarter of fiscal 2003, we wrote down our investment in Tower shares and recorded a pretax, non-operating loss of approximately $14.1 million. As of June 30, 2004, we also held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. The Company had determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. We have, and will retain, an option to convert the remaining $4.4 million of wafer credits to equity in January 2006.

Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower ordinary shares have experienced periods of significant decrease in market value. For example, during our fiscal first quarter of 2005 Tower’s ordinary shares decreased by approximately 18% on a per share basis. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

Tower’s ordinary share price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Tower ordinary shares held by the Company, there can be no assurance that the Company’s investment in Tower will maintain its value.

N. Damodar Reddy, who is the Company’s Chairman and Chief Executive Officer, is a director of Tower.

Note 6. Investment in Vitesse Semiconductor Corporation

At June 30, 2004, we owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The Company accounts for its investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

Vitesse’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Vitesse common stock held by the Company, there can be no assurance that our investment in Vitesse will maintain its value.

Note 7. Investment in Adaptec, Inc.

At June 30, 2004, we owned 154,444 shares of Adaptec, Inc. (“Adaptec”). The Company records its investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

Adaptec’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. Given the market risk for the Adaptec common stock held by the Company, there can be no assurance that our investment in Adaptec will maintain its value.

Note 8. Alliance Venture Management, LLC

In October 1999, we formed Alliance Venture Management, LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). In the first quarter of fiscal 2005, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $229,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003, fiscal 2004 or the first quarter of fiscal 2005.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003, fiscal 2004 or the first quarter of fiscal 2005.

After Alliance Ventures I was formed, the Company contributed all of its then current investments, except UMC, Chartered, and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of June 30, 2004, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of June 30, 2004, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $56.6 million in 17 companies with a fund allocation of $100 million. As of June 30, 2004, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $37.6 million in eight companies, with a total fund allocation of $40.0 million. As of June 30, 2004, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $27.7 million in ten companies, with a total fund allocation of $60.0 million. In the first quarter of fiscal 2005, the Company invested approximately $4.1 million in Alliance Venture investee companies.

The Company does not intend to invest in any new companies through Alliance Ventures.

In the first quarter of fiscal 2004, the Company wrote down certain of its investments in Alliance Ventures and recognized a pretax, non-operating loss $403,000. There were no such write-downs in the first quarter of fiscal 2005. Also, several of the Alliance Venture investments are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in net losses of Alliance Ventures investee companies was approximately $3.5 million and $5.1 million for the first quarter of fiscal 2005 and 2004, respectively. The Company has recorded a full valuation allowance on the deferred tax assets related to these equity losses due to the inability to forecast future liquidity events and the related realization of the tax benefits.

Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. In the past the market for these types of investments has been successful and many venture capital funds have been profitable. While the Company has been successful in certain of its past investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future, resulting in the complete loss of most or all the money the Company has invested in these types of investments.

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

Note 9. Investment in Solar Venture Partners, LP

Through June 30, 2004, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of June 30, 2004, we held a 73% interest in Solar.

Due to the Company’s majority interest in Solar, the Company accounts for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the first quarter of fiscal 2005 and 2004, the Company recorded equity in the net losses of investees of approximately $187,000 and $368,000, respectively. There were no write-downs of Solar Venture Partners investments in the first quarter of fiscal 2005 and fiscal 2004.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of the Company’s directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.

Note 10. Comprehensive Loss

The following are the components of comprehensive loss:

	Three months ended
	June 30,
	2004	2003
Net loss	$(6,631)	$(13,031)

Unrealized gains/(losses) on marketable securities	(28,099)	19,213
Deferred taxes	11,323	(7,743)

Comprehensive loss	$(23,407)	$(1,561)

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

Note 11. Net Loss Per Share

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

The computations for basic and diluted EPS are presented below (in thousands, except per share amounts):

	Three months ended
	June 30,
	2004	2003
Net loss	$(6,631)	$(13,031)
Weighted average shares outstanding	35,262	34,988
Net loss per share:

Basic and diluted	$(0.19)	$(0.37)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands, except per share data):

	Three months ended
	June 30,
	2004	2003
Employee stock options outstanding	2,431	1,920

Note 12. Commitments and Contingencies

We apply the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No 5 “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which Alliance is a guarantor.

Indemnification Obligations

We are a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Alliance, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, and certain income taxes. Generally, payment by Alliance is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Alliance to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Alliance may have recourse against third parties for certain payments made under these agreements.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Alliance’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Alliance under these agreements did not have a material effect on its business, financial condition or results of operations. We believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

Product Warranties

We estimate our warranty costs based on historical warranty claim experience and apply this estimate to the revenue stream for products under warranty. Included in Alliance’s sales reserve are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to the Company’s sales reserve. The sales reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs have historically been insignificant. Changes in the sales reserve for the three months ended June 30, 2004 were as follows (in thousands):

Balance at March 31, 2004	$1,292
Accruals for warranties issued during the quarter	86
Settlements on warranty claims made during the quarter	(88)

Balance at June 30, 2004	$1,290

Note 13. Benefit for Income Taxes

For the three months ended June 30, 2004 and 2003, the Company recorded an income tax benefit of $2.3 million and $1.7 million, respectively, on a pre-tax loss before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating investing activities.

Note 14. Recently Issued Accounting Standards

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus will have a material impact on our consolidated results of operations.

Note 15. Legal Matters

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

On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. At this stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

In July 2003, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated there under, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. The Company has reviewed a copy of the complaint, believes it has meritorious defenses, and intends to defend vigorously against the claims asserted against it. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

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

Note 16. Investment Company Act of 1940

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

Note 17. Related Party Transactions

N. Damodar Reddy, the Chairman of the Board, President and Chief Executive Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003, $290,000 in fiscal 2004 and $15,000 during the first quarter of fiscal 2005. Mr. Reddy is not involved in the operations of Infobrain.

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

In November 1999, the Company formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The Company, as the sole limited partner, owns 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). In the first quarter of fiscal 2005, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $229,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003, fiscal 2004 or the first quarter of fiscal 2005.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003, fiscal 2004 or the first quarter of fiscal 2005.

The Company does not intend to invest in any new companies through Alliance Ventures.

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

The related party receivable is $314,000 as of June 30, 2004 and is related to loans to various employees, none of whom are officers of the Company, including those in the Company’s India design center.

Note 18. Segment Reporting

The Company has one operating segment, which is to design, develop, and market high-performance memory, Analog and Mixed signal, and systems solutions products.

Revenues by product line were as follows (in thousands):

	Three months ended
	June 30,		%
	2004	2003	Change
SRAM	$3,248	$1,871	74%
DRAM	1,139	1,587	(28)%
Analog and Mixed Signal	1,902	736	158%
Systems Solutions	847	880	(4)%

Total Net Revenues	$7,136	$5,074	41%

Revenues by geographic location were as follows (in thousands):

	Three months ended June 30,		%
	2004	2003	Change
Domestic	$1,711	$1,852	(8)%
Europe	1,752	988	77%
Taiwan	2,064	869	138%
Asia (except Taiwan)	1,563	1,295	21%
Rest of world	46	70	(34)%

Total Net Revenues	$7,136	$5,074	41%

Note 19. Subsequent Events

2,672,518 ordinary shares of Tower are no longer subject to a lock-up provision and are now available for disposition.

UMC has declared an 8% common stock dividend to shareholders of record on July 19, 2004. Based on our UMC holdings on that date, our dividend would be approximately 12.1 million shares of common stock.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results”. Readers are

cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These risks and uncertainties include those set forth in Item 2 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report, and in Item 1 (entitled “Business”) of Part I and in Item 7 (entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 10, 2004, These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW:

We are a fabless semiconductor company that operates through three business units: Memory, Systems Solutions and Analog and Mixed Signal. The Memory business unit primarily designs, manufactures and sells static random access memory (“SRAM”) and dynamic random access memory (“DRAM”) devices. SRAM and DRAM sales, which are characterized by intense price pressure and declining margins, have traditionally comprised the overwhelming majority of the Company’s revenues, and the Memory business unit contributed 61% of the Company’s total net revenues during the first quarter of fiscal 2005. We have ceased developing new DRAM products and current revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005 compared to fiscal 2004, and on a quarter to quarter basis. Our Analog and Mixed Signal business unit designs, manufactures and sells products designed to provide analog and mixed signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog and Mixed Signal business unit has traditionally accounted for a small, but growing portion of the Company’s revenues. Net revenues from Analog and Mixed Signal products comprised 27% of the Company’s total net revenues during the first quarter of fiscal 2005. Our Systems Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage and server markets. The Systems Solutions business unit has traditionally accounted for a small portion of our revenues. During the first quarter of fiscal 2005 net revenues from System Solutions products comprised 12% of the Company’s total net revenues.

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. Over the past several years, our operating performance has been adversely affected by severe declines in end user demand for many of our products and average selling prices for certain products. More recently, market conditions have improved and prices have stabilized, and, in the last three quarters, generally increased with respect to certain of our SRAM products. We expect average selling prices for our products to decline in the future, principally due to continuing and increased market competition and an increased supply of competitive products in the market. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products. Our operating results are also affected by a number of other factors including the volume of product sales, availability of foundry capacity, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, fluctuations in product costs, increased research and development expenses, and, to a lesser extent, exchange rate fluctuations. Although our net revenue in the first quarter of fiscal 2005 increased by $2.1 million or 41% from the first quarter of fiscal 2004, our net revenue decreased by $1.8 million, or 20%, from the fourth quarter of fiscal 2004.

As a fabless semiconductor company, we rely on third parties to manufacture, assemble and test our products. However, as a result of our dependence on third-party wafer foundries, principally Chartered Semiconductor and Tower Semiconductor, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer. During the past three quarters, the Company has experienced constraints in the supply of wafers from certain of its foundries. Such constraints may have a material adverse effect on the Company’s revenue and operating results. In addition we must order products and build inventory substantially in advance of product shipments and there is a risk that we will forecast incorrectly and produce excess or insufficient inventories of particular products due to volatile product demand and rapid technological and price change. This inventory risk is heightened because certain of our customers place orders with short lead times. As a result, we had to record a pretax, operating charge of $3.7 million to reflect an excess and a decline in the value of certain memory products inventory.

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party wafer foundries we rely on to manufacture our products. During the first quarter of fiscal 2005 we recorded no write-downs of investments compared with write-downs of $403,000 during the first quarter of fiscal 2004. We recorded write-downs on four Alliance Ventures companies during the first quarter of 2004. The Company also holds a large portion of its assets in shares of UMC, a publicly traded company in Taiwan. As a majority of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions.

Because of the significant investments we have made in other businesses, the Company could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, the Company applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment company status. In March 2002, the staff of the SEC informed the Company that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment assets, the Company may be subject to significant potential penalties.

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

International net revenues, principally from customers in Europe and Asia, constituted approximately 76% of the Company’s net revenues in the first quarter of fiscal 2005. All of our foundries and a majority of assembly and test subcontractors are located abroad, and we have substantial operations in India. In addition, we expect to expand our operation in India over the next several years. We may invest up to $50 million over the next several years in this operation. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability.

During the first three months of fiscal 2005 the Company used cash of $12.2 million for operations and investments. This includes $8.1 million for operations and purchases of equipment and $4.1 million for investments through Alliance Ventures Management. The Company sold shares if UMC common stock for proceeds of $8.1 million to finance these activities. UMC common stock share sales have been, and are expected to continue to be, the Company’s main source of liquidity in the near term. There are no restrictions on the company’s ability to sell its shares of UMC common stock and none of its holdings are collateralized. In addition, UMC common stock shares are not tradable in the United States and are subject to many of the same risks as foreign currency.

The Company does not intend to invest in any new companies through Alliance Ventures.

The Company’s net loss was $6.6 million, or $0.19 per share, in the first quarter of fiscal 2005 compared to a net loss of $13.0 million, or $0.37 per share, in the first quarter of fiscal 2004.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 10, 2004. For the three months ended June 30, 2004 there have been no changes to these critical accounting policies.

Results of Operations

The percentage of net revenues represented by certain line items in the Company’s consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three months ended
	June 30,
	2004	2003
Net revenues	100%	100%
Cost of revenues	106	64

Gross profit (loss)	(6)	36
Operating expenses:
Research and development	66	130
Selling, general and administrative	46	79

Total operating expenses	112	209
Loss from operations	(118)	(173)
Gain (loss) on investments	48	7
Write-down of marketable securities and venture investments	—	(8)
Equity in loss of investees	(51)	(108)
Other expense, net	(4)	(18)

Loss before income taxes, minority interest in consolidated subsidiaries, and equity in loss of investees	(125)	(300)
Benefit for income taxes	(31)	(34)

Income (loss) before minority interest in consolidated subsidiaries and equity in loss of investees	(94)	(266)
Minority interest in consolidated subsidiaries	1	9

Net loss	(93)%	(257)%

Net Revenues

The Company’s net revenues for the first quarter of fiscal 2005 were $7.1 million, an increase of $2.1 million or approximately 41% from the same quarter of fiscal 2004. This increase in net revenues was due to a $1.2 million increase in net revenues in the Company’s Analog and Mixed Signal business unit and a $0.9 million increase in memory product (SRAM and DRAM) net revenues. The increase in memory product revenues is due to a 2% decrease in unit sales and a 28% increase in ASPs. Revenues generated by the Company’s Analog and Mixed Signal business unit resulted principally from the acquisition of PulseCore during fiscal 2002. Revenues generated by the Company’s Systems Solutions business unit results primarily from products incorporating technology licensed from API Networks during fiscal 2003.

The following were the Company’s net revenues by product line (in thousands):

	Three months ended June 30,		%
	2004	2003	Change
SRAM	$3,248	$1,871	74%
DRAM	1,139	1,587	(28)%
Analog and Mixed Signal	1,902	736	158%
Systems Solutions	847	880	(4)%

Total Net Revenues	$7,136	$5,074	41%

The Company’s Systems Solutions net revenues for the first quarter of fiscal 2005 and fiscal 2004 were approximately $0.8 million and $0.9 million, respectively.

The Company’s Analog and Mixed Signal net revenues for the first quarter of fiscal 2005 were $1.9 million, an increase of $1.2 million or approximately 158% from the same quarter of fiscal 2004 due primarily to a 505% increase in unit sales offset by a 57% decrease in ASPs. A large portion of unit increase is driven by the Supervisors Product Line which is characterized by high unit sales volumes at relatively low ASPs.

The Company’s DRAM net revenues for the first quarter of fiscal 2005 were $1.1 million, a decrease of $0.4 million or approximately 28% from the same quarter of fiscal 2004. Unit sales for the first quarter decreased 29% from the same quarter of fiscal 2004 while ASPs remained the same. The Company no longer develops DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues for the balance of fiscal 2005.

The Company’s SRAM net revenues for the first quarter of fiscal 2005 were $3.2 million, an increase of $1.4 million or approximately 74% from the same quarter of fiscal 2004 due primarily to a 26% increase in unit sales and a 38% increase in ASPs.

For the first quarter of fiscal 2005, one customer accounted for approximately 8% of the Company’s net revenues. For the first quarter of fiscal 2004, one customer accounted for approximately 13% of the Company’s net revenues.

Net revenues to the non-PC portion of the market were approximately $5.6 million or 79% of total net revenues for the first quarter of fiscal 2005 compared to $4.6 million or 90% of total net revenues for the first quarter of fiscal 2004. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics.

International net revenues for the first quarter of fiscal 2005 were approximately 76% of the Company’s net revenues compared to approximately 64% for the same quarter of fiscal 2004. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues were $5.4 million in the first quarter of fiscal 2005 compared to $3.2 million in the first quarter of fiscal 2004.

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

Gross Profit (Loss)

The Company’s gross loss for the first quarter of fiscal 2005 was $0.4 million or approximately 6% of total net revenues compared to a gross profit of $1.8 million or approximately 36% of total net revenues for the same quarter of fiscal 2004. During the first quarter of fiscal 2005, the Company sold memory product inventory which had previously been written down by $4.9 million. During the same quarter of fiscal 2004 the Company sold memory product inventory which had previously been written down by $5.6 million. These actions helped the Company increase its gross profit and gross margin in each quarter. The Company will continue to receive gross profit and gross margin benefits as it sells inventory which had been previously written down to a lower cost basis. As of June 30, 2004, the Company has approximately $15.4 million of memory products that have been written to $0. An inventory write-down of $3.7 million was taken during the first quarter of fiscal year 2005. This write-down was due to a reduction in end-user demand and downward pricing pressure on certain SRAM products. There was no inventory write-down taken in the same quarter in fiscal year 2004. No inventory write-downs have been recorded to date for either Analog and Mixed Signal or Systems Solutions products.

The gross loss, excluding the impact of inventory write-downs, was $1.6 million, or 23% of total net revenues, for the first quarter of fiscal 2005. This compares to a gross loss, excluding the impact of inventory write-downs, of $3.8 million, or 75% of total net revenues, for the first quarter of fiscal 2004. This reduction in gross loss, excluding the impact of inventory write-downs, is due to a higher percentage of the Company’s revenues coming from the Analog and Mixed Signal and Systems Solutions product lines as well as lower product costs and improved pricing on certain memory products. Both of these product lines earn higher gross margins than memory products.

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

Research and Development

Research and development expenses consist primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, intangible amortization, wafer masks and tooling costs, and test wafers.

Research and development expenses were $4.7 million or approximately 66% of net revenues for the first quarter of fiscal 2005. This compares to $6.6 million or approximately 130% of net revenues for the same quarter of fiscal 2004. The decrease in spending is due primarily to reduced compensation and facilities expense and the reduced impact of the consolidation of investee companies,

The Company believes that investments in research and development are necessary to remain competitive in the marketplace. Accordingly, research and development expenses may increase in absolute dollars in future periods due to an increase in research and development personnel, an increase in mask costs associated with releasing newly developed products to production, and to the extent that the Company acquires new technologies to diversify its existing product bases.

Selling, General and Administrative

Selling, general and administrative expenses include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses for the first quarter of fiscal 2005 were approximately $3.3 million or 46% of net revenues as compared to approximately $4.0 million or approximately 79% of net revenues in the first quarter of fiscal 2004. The decrease in selling, general and administrative expenses is due primarily to a reduction in legal fees and the reduced impact of the consolidation of investee companies.

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

Gain (Loss) on Investments

The following table summarizes the Company’s gain (loss) on investments (in thousands):

	Three months ended
	June 30,
	2004	2003
Sale of UMC shares	$3,470	$(752)
Sale of Adaptec shares	—	1,098

Total Gain on Investments	$3,470	$346

The Company recorded the following gains during the first three months of fiscal year 2005:

•	Gain on the sale of 8.4 million common shares of UMC

The Company recorded the following gains and losses and write-downs during the first three months of fiscal year 2004:

•	Loss on the sale of 5.0 million common shares of UMC

•	Gain on the sale of 362,173 common shares of Adaptec

Write-down of Marketable Securities and Venture Investments

The following table summarizes the Company’s write-downs of marketable securities and venture investments (in thousands):

	Three months ended
	June 30,
	2004	2003
Alliance Ventures’ investments	$—	$(403)

The Company recorded write-downs on four of its Alliance Ventures investee companies during first quarter of fiscal year 2004.

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to the Company’s ability to exercise its influence on the operations of investees resulting primarily from ownership interest and/or board representation. The Company’s proportionate share in the net losses of the equity investees of these venture funds was approximately $3.6 million for the first quarter of fiscal 2005. This compares to a loss of approximately $5.5 million for the first quarter of fiscal 2004. The Company has recorded a full valuation allowance on the deferred tax assets related to these equity losses due to its inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, the Company expects that it will incur additional losses in future periods.

Other Expense, Net

Other expense, net represents interest income from short-term investments, foreign withholding taxes, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first quarter of fiscal 2005, other expense, net was approximately $339,000 compared to other expense net of approximately $911,000 in the first quarter of fiscal 2004. The decrease in expense is due primarily to reduction of interest expense and the bank fees related to the repayment of the Chinatrust loan.

Benefit for Income Taxes

The Company’s income tax rate for the first three months of fiscal 2005 was 25.3% and an income tax benefit of approximately $2.3 million was recorded due to a net loss. The income tax rate for the first quarter of fiscal 2004 was 11.3% and an income tax benefit of approximately $1.7 million was recorded due to a net loss. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities and tax benefits are not recognized on these losses. In January 2004 and April 2003 the company received tax refunds from the Internal Revenue Service totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000. In December 2003 the Internal Revenue Service (IRS) began an audit of the tax years ended March 31, 1999 through March 31, 2002. The company believes that the ultimate resolution of the IRS audits will not have a material adverse impact on its consolidated financial statements, although is too early to assume the impact of the resolution of the audits on our cash position and liquidity.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period that ends after March 15, 2004. The adoption of this standard did not have an impact on the Company’s financial statements.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus will have a material impact on our consolidated results of operations.

Factors That May Affect Future Results

In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

Our financial results could be adversely impacted if we fail to successfully develop, introduce, and sell new products which we have had limited success in doing so.

Like many semiconductor companies which frequently operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. For the past several quarters, we have had limited success in doing so. For example, in the most recent quarter we wrote down certain of our inventory, consisting principally of 18Mb synchronous SRAM products, recognizing pre-tax charges of approximately $3.7 million. The Company’s performance during the first quarter of fiscal 2005 and fiscal 2004, fiscal 2003 and fiscal 2002 was adversely affected by weak end user demand for our SRAM and DRAM memory products. Although average selling prices of our SRAM and DRAM products, and certain of our other products, have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. More recently, market conditions for certain of our SRAM products have improved and prices have stabilized and, in the last three quarters, generally increased. However, we expect the average selling prices for our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. The Company no longer develops DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, the Company expects revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005 than in fiscal 2004, and on a quarter to quarter basis. Although the Company has recently developed and sold analog and mixed signal and system solutions products to supplement the Company’s traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. Specifically, revenue from our non-memory business units represented approximately 39% of our total revenue in the first quarter of fiscal 2005, compared to 32% in the previous quarter. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

We are affected by a general pattern of product price fluctuations, which has harmed, and may continue to harm, our business.

The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. Although we have recently experienced increased demand for certain of our products, particularly within our Analog and Mixed Signal Business Unit, our overall business during the first quarter of fiscal 2005 and for fiscal 2004, 2003 and 2002 has generally been characterized by a fundamental slowdown in end-customer demand. More specifically, for several years our performance generally has been adversely affected by severe declines in end user demand for our memory products and average selling prices of all of our products. Although our net revenues of $7.1 million in the first quarter of fiscal 2005 reflected a 41% increase from the same quarter in our prior fiscal year principally because of improved performance in our Analog and Mixed Signal business unit, which has a limited operating history, our net revenues decreased from $8.9 million compared to the previous quarter. Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. More recently, market conditions for certain of our SRAM products have improved and prices have stabilized and, in the last three quarters, generally increased. However, we expect the average selling prices for our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. Declining average selling prices will adversely affect the Company’s gross margin. Accordingly, our ability to maintain or increase revenues will be highly dependent on our ability to increase unit sales volume and reduce the cost per unit of our existing products and to successfully develop, introduce and sell new products. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce its cost per unit. There also can be no assurance that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenues or gross margin. For example, in the most recent quarter we wrote down certain of our inventory, consisting principally of 18Mb synchronous SRAM products, recognizing pre-tax charges of approximately $3.7 million. In fiscal 2004, the Company decided to discontinue development of new DRAM products. The Company’s existing DRAM revenue is derived from selling legacy DRAM products to its existing customer base. The Company expects that revenues from DRAM products will comprise a significantly smaller percentage of overall revenue in fiscal 2005.

The majority of our assets consists of securities that we have a limited ability to sell and which have experienced significant declines in value.

We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. Our investment in UMC, a publicly traded company in Taiwan, represents our largest single asset. UMC common stock has been subject to significant fluctuations in value. For example, UMC Common Stock decreased by approximately 17% during our first fiscal quarter of 2005 on a per share basis and may continue to decline in value in the future. Additionally, if the Company was forced to liquidate a significant portion of its UMC common stock, the share price received on such a sale may be negatively impacted by the size of such a sale given the Company’s ownership position. Further, UMC shares of common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Contractual restrictions also limit our ability to transfer approximately 70% of our investments in Tower Semiconductor Ltd., until January 2006. Tower Semiconductor’s stock has been subject to significant fluctuations in value. For example, during our first fiscal quarter of 2005 Tower’s ordinary shares decreased by approximately 18% on a per share basis, and may continue to decline in value in the future. During the third quarter of fiscal 2003, the Company recorded a pre-tax, non-operating loss of $14.1 million on its long-term investment in Tower shares. The Company’s investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm its business and financial condition. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, the investments in many of the securities held by us experienced declines in market value. For example, in fiscal 2004, the Company wrote down nine of its Alliance Ventures’ investments and two of its Solar investments and recognized pre-tax, non-operating losses of approximately $5.8 million. In addition, during the second and third quarters of fiscal 2003, we recorded pre-tax, non-operating losses of $673,000 and $16.2 million on two of our investments. In addition, during the first six months of fiscal 2002, marketable securities held by us experienced significant declines in market value, and the Company recorded a pre-tax, non-operating loss of $288.6 million during the second quarter of fiscal 2002. In addition, we wrote down several of our Alliance Venture Management and Solar Venture Partners’ investments recognizing pre-tax, non-operating losses of approximately $24.8 million and $8.3 million for fiscal 2003 and 2002, respectively. There can be no assurances that the Company’s investment in these securities will not decline further in value.

We rely on third parties to perform manufacturing; problems in their performance can seriously harm our financial results.

We currently rely on independent foundries, including assembly and test facilities, all of which are located overseas, to manufacture all of the Company’s products. Reliance on these foundries involves several risks, including constraints or delays in timely delivery of the Company’s products, reduced control over delivery schedules, quality assurance and costs and loss of production due to seismic activity, weather conditions and other factors. Semiconductor manufacturing yields are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on offshore foundries, including assembly and test facilities, all of which are located overseas, that we do not control for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations. In addition, during the third and fourth quarters of fiscal 2004 and the first quarter of fiscal 2005, the Company experienced longer lead times and constraints in the supply of wafers for certain of its products, principally asynchronous SRAM products. Failure to resolve such issues may have a material, adverse effect on the Company’s results of operations.

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

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses, and we have taken inventory write downs recently.

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company has experienced from time to time. The Company’s ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, the Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company’s products is volatile and subject to rapid technology and price change, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times. The Company’s customers’ ability to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company’s results of operations. For example, in the first quarter of fiscal 2005 we wrote down certain of our inventory recognizing pre-tax charges of approximately $3.7 million. In fiscal 2004, 2003 and 2002, the Company recorded pre-tax charges totaling approximately $2.9 million, $6.3 million and $30.4 million, respectively, primarily to reflect such an excess and a decline in market value of certain inventory. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. We also recorded a write-down of our investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. There can be no assurance that additional write-downs of wafer credits will not occur in future periods. To the extent the Company produces excess or insufficient inventories of particular products, the Company’s results of operations could be adversely affected.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

We conduct a significant and growing portion of our business internationally. For example, international net revenues, principally from customers in Europe and Asia, constituted approximately 76% of the Company’s net revenues in the first quarter of fiscal 2005 and 71% of the Company’s net revenues in fiscal 2004. All of our foundries and a majority of assembly and test subcontractors are abroad and we conduct significant operations in India and are subject to a number of risks resulting from such operations. We expect to continue our expansion of our India Design Center significantly over the next several years. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact the Company’s results of operations in the future or require the Company to modify its current business practices.

Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming its non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, the Company has been working to resolve its status under the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment assets, the Company may be subject to significant potential penalties.

In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. Either registering as a closed-end investment company under the Act, or divesting itself of sufficient investment securities and/or acquiring sufficient non-investment assets so as not to be regarded as an investment company under the Act, could result in a material adverse effect on the Company’s results of operations and financial condition.

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

We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, the value of the our short-term investments in marketable securities, especially our holdings in UMC and Tower Semiconductor, has declined substantially in value in recent quarters and we have limited availability to sell these securities, and they may continue to decline in value in the future. In addition, the Company is currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through fiscal 2002. For those years under review the Company received tax refunds of approximately $32.3 million. The Company believes that it is too early to determine the impact to the Company, if any, of the resolution of this audit. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may need additional funds. In order to finance strategic acquisitions, investments in research and development and other general corporate needs, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital.

Our future results are likely to fluctuate.

Our quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including: general economic conditions; changes in pricing policies by the Company, its competitors or its suppliers; anticipated and unanticipated decreases in unit average selling prices of the Company’s products; fluctuations in manufacturing yields, availability and cost of products from the Company’s suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company’s products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various products from the Company’s suppliers; the timing of new product announcements and introductions by the Company or its competitors; changes in the mix of products sold; the cyclical nature of the semiconductor industry; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company’s products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a continued downturn in the market for electronic products, or order cancellations or rescheduling.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. These industry-wide fluctuations in demand have in the past seriously harmed our operating results and despite recent increases in average selling prices with respect to certain of our products in the past three quarters, we have generally experienced, and expect to continue to experience in the future, declining average selling prices for many of our products. If these conditions were to persist, a restructuring of operations, resulting in significant restructuring charges, may become necessary.

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

Among other factors, in several recent quarters decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. Despite evidence of some economic recovery in the most recent year, we experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal 2002, fiscal 2003, and the first quarter of fiscal 2004. In addition, we experienced corresponding decreases in revenues and average selling prices across most of our product lines during fiscal 2002, fiscal 2003, and the first three quarters of fiscal 2004 and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We may fail to integrate successfully businesses that we acquire.

In the past, we have acquired other companies such as PulseCore and Chip Engines and we may continue to acquire additional companies in the future. If the Company fails to integrate these businesses successfully, or properly, its quarterly and annual results may be seriously harmed. Integrating businesses is expensive, time-consuming and a great strain on the Company’s resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expenses related to technology integration and the potential unknown liabilities associated with acquired businesses.

We may not be able to compete successfully in a highly competitive industry.

We face intense competition, and many of our principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than we do, any of which factors may place such competitors and potential competitors in a stronger competitive position than the Company.

Quarterly shipments are typically weighted to the end of a quarter.

We usually ship more products in the third month of each quarter than in either of the first two months of the quarter, with shipments in the third month higher at the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue. The concentration of sales in the last month of the quarter may cause the Company’s quarterly results of operations to be more difficult to predict. Moreover, a disruption in the Company’s production or shipping near the end of a quarter could materially reduce the Company’s net sales for that quarter. The Company’s reliance on outside foundries and independent assembly and testing houses reduces the Company’s ability to control, among other things, delivery schedules.

We may be unable to defend our intellectual property rights and may face significant expenses as a result of ongoing or future litigation.

The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. The Company has from time to time received, and believes that it likely will in the future receive, notices alleging that the Company’s products, or the processes used to manufacture the Company’s products, infringe the intellectual property rights of third parties. In the event of litigation to determine the validity of any third-party claims, or claims against the Company for indemnification related to such third-party claims, such litigation, whether or not determined in favor of the Company could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from other matters. In the event of an adverse ruling in such litigation, the Company might be required to cease the manufacture, use and sale of infringing products, discontinue the use of certain processes, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

Our operations could be severely harmed by natural disasters or other disruptions to the foundries at which it subcontracts manufacturing.

The Company’s corporate headquarters are located near major earthquake faults, and the Company is subject to the risk of damage or disruption in the event of seismic activity. In addition, the Company subcontracts its wafer fabrication, assembly and testing to independent foundries. The Company has in the past experienced disruption of the operations at its foundries, and any future disruptions for any reason, including work stoppages, an outbreak of Severe Acute Respiratory Syndrome, fire, earthquakes, or other natural disasters could have a material adverse affect on the Company’s results of operations. There have been at least two other fires at semiconductor manufacturing facilities in the Hsin-Chu Science-Based Industrial Park. There can be no assurance that any of the foregoing factors will not materially adversely affect the Company’s results of operations. If a major earthquake or other natural disaster occurs, we may require significant amounts of time and money to resume operations and we could suffer damages that could seriously harm our business and results of operations.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The Act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these developments to continue to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We are continually evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Liquidity and Capital Resources

At June 30, 2004, the Company had approximately $2.2 million in cash and cash equivalents, a decrease of approximately $3.9 million from March 31, 2004 and approximately $77.6 million in working capital, a decrease of approximately $20.0 million from $97.6 million at March 31, 2004.

The Company had short-term investments in marketable securities whose fair value at June 30, 2004 was $127.1 million, a decrease of $32.7 million from $159.8 million at March 31, 2004.

During the first three months of fiscal 2005, operating activities used cash of $8.0 million. This was primarily the result of a net loss of $6.6 million adjusted for non-cash charges of $5.4 million, an increase in inventory of $3.8 million, a decrease in accounts payable and accruals of $3.4 million, and a decrease in deferred taxes and taxes payable of $2.2 million offset by a decrease in accounts receivable and other assets of $2.7 million.

During the first three months of fiscal 2004, operating activities provided cash of $7.2 million. This was primarily the result of a net loss of $13.0 million adjusted for non-cash charges of $6.6 million, an increase in inventory of

$1.4 million, and a decrease in deferred taxes of $1.5 million offset by an income tax refund of $15.2 million and a decrease in related party and accounts receivable of $1.4 million.

During the first three months of fiscal 2005, investing activities provided cash of $3.9 million. This was primarily the result of sales of UMC Common Stock of $8.1 million offset by additional investments in Alliance Ventures companies of $4.1 million and capital equipment purchases of $157,000.

During the first three months of fiscal 2004, investing activities used cash of $6.9 million. This was the result of marketable securities sales of $3.4 million offset by an investment in Tower Semiconductor of $3.6 million, investments in Alliance Ventures companies of $6.1 million, the purchase of a technology license for $350,000 and the purchase of capital equipment for $156,000.

During the first three months of fiscal 2005, financing activities provided cash of $229,000. This was primarily the result of common stock issuances of $240,000 offset by capital lease payments of $11,000.

During the first three months of fiscal 2004, financing activities used cash of $4.8 million. This was primarily the result of repayments of short-term borrowings of $4.8 million.

On May 20, 2002, the Board of Directors approved by unanimous written consent an increase in the number of shares of the Company’s Common Stock that may be repurchased by the Company from four million to nine million shares. The Company did not repurchase any of Common Stock during the first quarter of fiscal 2005 and fiscal 2004, respectively. The Company terminated its stock repurchase program in January 2004.

At June 30, 2004, the Company had no short-term borrowings.

At June 30, 2004, the Company has restrictions on certain shares. The Company holds approximately 6.2 million Tower ordinary shares, with a value of $21.2 million, which are restricted.

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

Contractual Matters

The following table summarizes our contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
Balance Sheet
(in thousands)

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Capital Lease Obligations (including interest)	$29	$—	$—	$—	$29

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Operating Leases	$1,948	$2,287	$—	$—	$4,235
Commitment to invest in CAD tools	2,377	1,723	—	—	4,100

TOTAL	4,325	4,010	—	—	8,335

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

MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $306,000 in fiscal 2003, $290,000 during fiscal 2004, and $15,000 during the first quarter of fiscal 2005. Mr. Reddy is not involved in the operations of Infobrain.

In October 1999, the Company formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Ventures Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. In the first quarter of fiscal 2005, the Company incurred $218,750 of commitment fees. This amount was offset by expenses incurred by the Company on behalf of Alliance Venture Management of approximately $229,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003, fiscal 2004, or the first quarter of fiscal 2005.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003, fiscal 2004, or the first quarter of fiscal 2005.

The Company does not intend to invest in any new companies through Alliance Ventures.

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

The Company had related party receivables of $314,000 as of June 30, 2004 which are related to loans to various employees, none of whom are officers of the Company, including those in the Company’s India design center.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has exposure to the impact of foreign currency fluctuations and changes in market values of its investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the three months ended June 30, 2004. These entities, in which the Company holds varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. The Company does not hold any derivative financial instruments for trading purposes at June 30, 2004.

Derivative Instruments and Hedging Activities

The Company has no derivative instruments outstanding as of June 30, 2004. The Company may enter into such instruments in the future.

Investment Risk

As of June 30, 2004, the Company’s short-term investment portfolio consisted of marketable equity securities in UMC, Vitesse Semiconductor, Adaptec, Inc., and Tower. All of these securities are subject to market fluctuations. The Company short-term investments declined in value from $159.8 million at the end of fiscal 2004 to $127.1 million at the end of the first quarter of fiscal 2005. The Company reclassified 1,111,321 ordinary shares of Tower from long-term to short-term in the fourth quarter of fiscal 2003 and recorded this investment as an available-for-sale marketable security in accordance with SFAS 115. As of June 30, 2004, the Company has 2,672,518 ordinary shares of Tower that are classified as short-term.

During the first six months of fiscal 2002, and the first nine months of fiscal 2003, marketable securities held by the Company experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. Management evaluated its investments in marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary on December 31, 2002, September 30, 2002, and September 30, 2001. As a result, the Company recorded pre-tax, non-operating losses of $16.2 million, $673,000, and $288.5 million in the third and second quarters of fiscal 2003 and the second quarter of fiscal 2002, respectively. The Company did not record any losses for “other-than-temporary” declines in the fair value of its marketable securities during fiscal 2004 or the first quarter of fiscal 2005.

The Company also has an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of June 30, 2004, the Company has 6,235,873 shares that are recorded as long-term. The Company reviews its long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, the Company recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on its investment in Tower shares. As of June 30, 2004, the Company also had $13.9 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, the Company wrote off a portion of its investment in Tower wafer credits recognizing a pre-tax, operating loss of approximately $9.5 million. The Company determined, at that time, that the value of these credits would not be realized given the Company’s sales forecast of product to be manufactured at Tower. There can be no assurances that the Company’s investment in Tower shares and wafer credits will not decline further in value.

Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. The Company periodically evaluates its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal

2002 and 2001, the Company entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, the Company settled its derivative contract on the Vitesse investment by delivering 490,000 shares to the brokerage firm holding the contract. During the first quarter of fiscal 2004, the Company settled its derivative contract on the Adaptec investment by delivering 362,173 shares to the brokerage firm holding the contract. The Company has not entered into any additional hedging transactions during fiscal 2003, fiscal 2004, or the first quarter of fiscal 2005, but may do so in the future.

Foreign Currency Risk

Almost all of the Company’s semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

As of June 30, 2004, the Company owned approximately 153.1 million shares of UMC, a publicly traded Company in Taiwan. In addition to other restrictions on their sales, since these shares are not tradable in the United States they are subject to many of the same risks associated with foreign currency. The market value of these holdings on June 30, 2004, based on the price per share in NTD and the NTD/US dollar exchange rate of NTD 33.52 per US$ was US$110.0 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition, results of operations, and cash flows of the Company in the future.

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

Part II — Other Information
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

On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. At this stage, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

In July 2003, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated there under, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. The Company has reviewed a copy of the complaint, believes it has meritorious defenses, and intends to defend vigorously against the claims asserted against it. Due to the early stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.

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

ITEM 6.
Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated August 5, 2004

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated August 5, 2004

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated August 5, 2004

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 5, 2004

(b)	Reports on Form 8-K:

On April 22, 2004, we furnished a current report on Form 8-K which announced the Company’s financial results for the fiscal fourth quarter and fiscal year ended March 27, 2004 and certain other information. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
August 5, 2004	By:	/s/ N. Damodar Reddy
N. Damodar Reddy
Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ronald K. Shelton
Ronald K. Shelton
Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated August 5, 2004
31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated August 5, 2004
32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated August 5, 2004
32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 5, 2004