Form 10-Q
period 2004-12-25
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2005-02-03
CIK 913293

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2004, or

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
Yes ☑ No ☐

As of January 31, 2005, there were 35,475,771 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended December 25, 2004

Part I — Financial Information

Item 1.
Consolidated Financial Statements

Alliance Semiconductor Corporation

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,100	$6,107
Short-term investments	91,060	159,778
Accounts receivable, net	1,939	4,081
Inventories, net	10,065	11,609
Related party receivables	315	264
Other current assets	1,713	2,847

Total current assets	107,192	184,686
Property and equipment, net	4,804	6,161
Investment in Tower Semiconductor (excluding short-term portion)	21,208	21,208
Alliance Ventures and other investments	28,854	36,082
Other assets	7,031	7,290
Intangible assets, net	3,076	5,375

Total assets	$172,165	$260,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,018	$12,287
Income taxes payable	30,563	33,766
Deferred income taxes	13,593	38,921
Current portion of long-term capital lease obligations	8	33

Total current liabilities	51,182	85,007
Commitments and contingencies (Note 12)
Long-term obligations	186	237
Long-term capital lease obligation	—	4

Total liabilities	51,368	85,248

Minority interest in subsidiary companies	535	832

Stockholders’ equity:
Common stock	437	435
Additional paid-in capital	132,803	132,146
Retained earnings (accumulated deficit)	(20,557)	6,099
Accumulated other comprehensive income	7,579	36,042

Total stockholders’ equity	120,262	174,722

Total liabilities and stockholders’ equity	$172,165	$260,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues	$5,300	$7,102	$17,971	$17,737
Cost of revenues	4,298	4,700	20,334	12,163

Gross profit (loss)	1,002	2,402	(2,363)	5,574

Operating expenses:
Research and development	4,678	6,088	14,534	19,159
Selling, general and administrative	3,008	3,568	9,539	12,039

Total operating expenses	7,686	9,656	24,073	31,198

Loss from operations	(6,684)	(7,254)	(26,436)	(25,624)
Gain on sales of investments	1,281	12,942	6,637	18,013
Write-down of marketable securities and venture investments	(3,159)	(4,255)	(3,159)	(5,213)
Equity in loss of investees	(4,286)	(4,139)	(11,744)	(14,175)
Other expense, net	(48)	(2,616)	(1,475)	(5,555)

Loss before income taxes and minority interest in consolidated subsidiaries	(12,896)	(5,322)	(36,177)	(32,554)
Provision/(Benefit) for income taxes	(2,882)	1,385	(9,300)	(7,705)

Loss before minority interest in consolidated subsidiaries	(10,014)	(6,707)	(26,877)	(24,849)
Minority interest in consolidated subsidiaries	138	75	221	646

Net loss	$(9,876)	$(6,632)	$(26,656)	$(24,203)

Net loss per share
Basic and diluted	$(0.28)	$(0.19)	$(0.75)	$(0.69)

Weighted average number of common shares
Basic and diluted	35,475	35,141	35,363	35,054

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Semiconductor Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(26,656)	$(24,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,693	4,633
Minority interest in subsidiary companies, net of tax	(221)	(646)
Equity in loss of investees	11,744	14,175
Gain on sales of investments	(6,637)	(18,013)
Other	—	1,094
Write-down of investments	3,159	5,213
Inventory write-down	7,867	—
Deferred income tax	(6,191)	(9,626)
Changes in assets and liabilities:
Accounts receivable	2,142	(1,250)
Inventory	(6,323)	(5,475)
Related party receivables	(51)	1,011
Other assets	1,393	(96)
Accounts payable	(4,417)	1,452
Accrued liabilities and other long-term obligations	(903)	1,956
Income taxes payable	(3,203)	17,219

Net cash used in operating activities	(23,604)	(12,556)

Cash flows from investing activities:
Purchase of property and equipment	(637)	(627)
Purchase of technology license	(400)	(350)
Proceeds from sale of investments	27,679	52,816
Investment in Tower Semiconductor Ltd.	—	(11,001)
Purchase of Alliance Venture and other investments	(7,675)	(18,372)

Net cash provided by investing activities	18,967	22,466

Cash flows from financing activities:
Net proceeds from exercise of stock options	659	576
Principal payments on lease obligations	(29)	(238)
Repurchase of common stock	—	—
Repayments of short-term borrowings	—	(10,010)

Net cash provided by (used in) financing activities	630	(9,672)

Net increase/(decrease) in cash and cash equivalents	(4,007)	238
Cash and cash equivalents at beginning of the period	6,107	7,358

Cash and cash equivalents at end of the period	$2,100	$7,596

Supplemental disclosure of cash flow information:
Cash received for income taxes	$40	$15,311

Cash paid for interest	$2	$1,599

Restricted cash write-down	$—	$1,284

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Semiconductor Corporation

Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Alliance Semiconductor Corporation (the “Company”, “we” and “Alliance”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries, and their consolidated results of operations and cash flows. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2004.

For purposes of presentation, we have indicated the first nine months of fiscal 2005 and 2004 as ending on December 31; whereas, in fact, our fiscal quarters ended on December 25, 2004 and December 27, 2003, respectively. Similarly, we have indicated that the prior year ended March 31, 2004; whereas, in fact, our fourth fiscal quarter of 2004 ended on March 27, 2004. The financial results for the third quarter of fiscal 2005 and 2004 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.

The results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005, and we make no representations related thereto.

Note 2. Stock-Based Compensation

At December 31, 2004, we had options outstanding under three stock-based employee compensation plans: the 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our 2002 Stock Option Plan, the Directors Stock Option Plan and our 1996 Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the three and nine months ended December 31, 2004 and December 31, 2003, would have been as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss, as reported	$(9,876)	$(6,632)	$(26,656)	$(24,203)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(291)	(357)	(1,266)	(1,197)

Pro forma net loss:	$(10,167)	$(6,989)	$(27,922)	$(25,400)

Earnings per share:
Basic – as reported	$(0.28)	$(0.19)	$(0.75)	$(0.69)

Basic – pro forma	$(0.29)	$(0.20)	$(0.79)	$(0.72)

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the three months ended December 31, 2004 and December 31, 2003 was $1.94, and $4.10, respectively. The weighted average fair value at the date of grant for options granted in the nine months ended December 31, 2004 and December 31, 2003 was $2.00 and $2.13, respectively. The estimated grant fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.5%	3.3%	3.6%	3.0%
Volatility	40.7%	68.6%	49.4%	58.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Note 3. Balance Sheet Components

Short-term Investments

Short-term investments include the following available-for-sale securities at December 31, 2004 and March 31, 2004 (in thousands):

	December 31, 2004			March 31, 2004
	Number of	Adjusted	Market	Number of	Adjusted	Market
	Shares	Cost Basis	Value	Shares	Cost Basis	Value
United Microelectronics Corporation	137,146	$69,203	$85,261	161,461	$88,452	$139,179
Adaptec, Inc.	0	0	0	154	1,727	1,283
Tower Semiconductor Ltd.	2,673	9,163	5,799	2,673	9,163	18,654
Vitesse Semiconductor Corporation	0	0	0	95	66	662

		$78,366	$91,060		$99,408	$159,778

Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet and are carried at cost. If the restrictions expire within 12 months, and the investment can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115.

Long-term Investments

At December 31, 2004 and March 31, 2004, our long-term investments were as follows (in thousands):

	December 31, 2004		March 31, 2004
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd.	6,236	$21,208	6,236	$21,208
Alliance Ventures investments		26,892		33,051
Solar Venture Partners, LP’s investments		1,962		3,031

		$50,062		$57,290

Inventories

	December 31, 2004	March 31, 2004
	(in thousands)
Inventory:
Work in process	$3,894	$6,768
Finished good	6,171	4,841

	$10,065	$11,609

Goodwill and Intangible Assets

December 31, 2004:

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets
	(in thousands)
Developed technology	$1,592	$(1,569)	$23
Technology license	3,980	(2,862)	1,118
Acquired workforce	2,746	(2,731)	15
Tradename	109	(108)	1
Patents	1,403	(1,022)	381
Goodwill	1,538	—	1,538

	$11,368	$(8,292)	$3,076

March 31, 2004:

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets
	(in thousands)
Developed technology	$1,592	$(1,171)	$421
Technology license	3,580	(1,934)	1,646
Acquired workforce	2,746	(1,736)	1,010
Tradename	109	(81)	28
Patents	1,403	(671)	732
Goodwill	1,538	—	1,538

	$10,968	$(5,593)	$5,375

The amortization of intangible assets was $842 and $922 for the three months ended December 31, 2004 and 2003 and $2,699 and $2,737 for the nine months ended December 31, 2004 and 2003, respectively. The estimated amortization of intangible assets is $463, $828 and $180 for the remainder of fiscal year 2005, and for the years ending March 31, 2006, and 2007, respectively.

Accumulated Other Comprehensive Income (Loss)

December 31, 2004:

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
	(in thousands)
United Microelectronics Corporation	$16,058	$(6,471)	$9,587
Tower Semiconductor Ltd.	(3,364)	1,356	(2,008)
Vitesse Semiconductor Corporation	0	0	0
Adaptec, Inc.	0	0	0

	$12,694	$(5,115)	$7,579

March 31, 2004:

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
	(in thousands)
United Microelectronics Corporation	$50,727	$(20,443)	$30,284
Tower Semiconductor Ltd.	9,491	(3,825)	5,666
Vitesse Semiconductor Corporation	596	(240)	356
Adaptec, Inc.	(444)	180	(264)

	$60,370	$(24,328)	$36,042

Note 4. Investment in United Microelectronics Corporation

At December 31, 2004, we owned approximately 137.1 million shares of United Microelectronics Corporation (“UMC”) common stock representing approximately 0.8% of the issued and outstanding shares of UMC common stock and which number of shares includes an 8% stock dividend of approximately 12.1 million shares we received in September 2004. At March 31, 2004, we owned approximately 161.5 million shares of UMC common stock, representing approximately 1.0% of the issued and outstanding shares of UMC common stock.

We account for our investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the third quarter of fiscal 2005, we sold 13 million shares of UMC common stock for proceeds of approximately $8.1 million and recorded a pre-tax, non-operating gain of approximately $1.6 million.

During the second quarter of fiscal 2002, we recorded a write-down of approximately $250.9 million on the our investment in UMC common stock resulting from a 52% decrease in the price of UMC shares between the end of fiscal 2001 and the end of the second quarter of fiscal 2002. This decrease was the result of deteriorating conditions in the semiconductor industry and the general economy combined with the negative impact on worldwide equity markets after the events of September 11, 2001. At the time, we had no reason to believe that the value of our investment in UMC would recover in the foreseeable future and therefore determined that the investment was other than temporarily impaired and that we should record a write-down on our investment in UMC shares.

UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced periods of significant decreases in market value. For example, the price of UMC common stock decreased by approximately 13% and 17% during the first and second quarters of fiscal 2005, respectively. There was a less than 1% change in the price of UMC common stock during the third quarter of fiscal 2005. Further, shares of UMC common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Given the market risk for the UMC common stock held by us, we cannot be certain that our investment in UMC will maintain its value.

Note 5. Investment in Tower Semiconductor, Ltd.

At December 31, 2004, we owned 8,908,391 ordinary shares of Tower Semiconductor, Ltd. (“Tower”) of which 2,672,518 were classified as short-term and accounted for as available-for-sale marketable securities in accordance with SFAS 115. We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:

•	30% of all Tower shares acquired by us (including shares acquired or to be acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments; shares acquired as a result of Tower’s rights offering in September 2002 and shares which may be acquired upon exchange of certain wafer credits) are unrestricted and available-for-sale;

•	the remaining 70% of all Tower shares acquired by us are restricted from sale, transfer, or disposition until January 2006; and

•	Between January 2006 and January 2008 we may transfer no more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.

As of December 31, 2004, we owned approximately $13.9 million in prepaid wafer credits with Tower. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. Those credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two year period can be converted to shares based on the average price per Tower share during the last 15 trading days of each quarter. Those credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter; reimbursement of unutilized wafer credits will not occur until December 2007. We will also retain our option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.

In the third quarter of fiscal 2003, we wrote down our investment in Tower shares and recorded a pretax, non-operating loss of approximately $14.1 million. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time, that the value of these credits would not be realized given our sales forecast of product to be manufactured at Tower.

Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, during the first nine months of fiscal 2005 the price of Tower’s ordinary shares decreased by approximately 69% and there can be no assurance that our investment in Tower shares and wafer credits will not decline further in value.

N. Damodar Reddy, our Chairman, Chief Executive Officer and President, is a director of Tower.

Note 6. Investment in Vitesse Semiconductor Corporation

During the third quarter of fiscal 2005 we sold 95,417 shares of Vitesse common stock for proceeds of $324,000 and realized a pretax, non-operating gain of $258,000. We no longer hold a position in Vitesse common stock.

Note 7. Investment in Adaptec, Inc.

During the third quarter of fiscal 2005 we sold 154,444 shares of Adaptec common stock for proceeds of $1.2 million and realized a pretax, non-operating loss of $540,000. We no longer hold a position in Adaptec common stock.

Note 8. Alliance Venture Management, LLC

In October 1999, we formed Alliance Venture Management, LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management does not directly invest in the investment funds with us, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy our Chairman, Chief Executive Officer, President and a member of our Board of Directors and C.N. Reddy Our Executive Vice President for Investments and a member of our Board of Directors.

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

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are our directors and are members of our senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding.

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). In the first nine months of fiscal 2005, we incurred $684,600 of commitment fees. Expenses incurred by us on behalf of Alliance Venture Management of approximately $614,000 offset this amount. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003, fiscal 2004 or the first nine months of fiscal 2005.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003, fiscal 2004 or the first nine months of fiscal 2005.

After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered Semiconductor Manufacturing, and Broadcom Corporation, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of December 31, 2004, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of December 31, 2004, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $59.4 million in 17 companies with a fund allocation of $100 million. As of December 31, 2004, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $37.6 million in eight companies, with a total fund allocation of $40.0 million. As of December 31, 2004, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $28.5 million in ten companies, with a total fund allocation of $60.0 million. During the third quarter and the first nine months of fiscal 2005, we invested $2.9 million and $7.7 million, respectively, in Alliance Ventures investee companies.

We do not intend to invest in any new companies through Alliance Ventures.

In the third quarter of fiscal 2005 and 2004, we recorded write-downs in Alliance Ventures investee companies of approximately $2.7 million and $4.0 million, respectively. During the first nine months of fiscal 2005 and 2004 we recorded write-downs in Alliance Ventures investee companies of approximately $2.7 million and $4.9 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from our ownership interest and/or our representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $4.1 million and $3.8 million during the third quarter of fiscal 2005 and 2004, respectively. The total equity net losses of Alliance Ventures investee companies was approximately $11.1 million and $13.1 million for the first nine months of fiscal 2005 and 2004, respectively. We have recorded a full valuation allowance on the deferred tax assets related to the equity losses due to our inability to forecast future liquidity events and the related realization of tax benefits.

Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. In the past the market for these types of investments has been successful and many venture capital funds have been profitable. While we have been successful in certain of our past investments, we cannot be certain as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future, resulting in the complete loss of most or all the money we have invested in these types of investments.

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

Note 9. Investment in Solar Venture Partners, LP

Through December 31, 2004, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets, and design automation. As of December 31, 2004, we held a 73% interest in Solar.

Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. During the third quarter of fiscal 2005 and 2004 we recorded write-downs on our investment in Solar of approximately $473,000 and $213,000, respectively. During the first nine months of fiscal 2005 and 2004 we recorded write-downs on our investment in Solar of $473,000 and $300,000, respectively. The total equity in the net losses of Solar investee companies was approximately $214,000 and $304,000 during the third quarter of fiscal 2005 and 2004, respectively. The total equity in the net losses of Solar investee companies was approximately $607,000 and $1.1 million for the first nine months of fiscal 2005 and 2004, respectively.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. In Addition, certain of our directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.

Note 10. Equity Method Investments

The majority of our investments in venture funds are accounted for under the equity method of accounting. The following summarizes key balance sheet and statement of operations information relating to the underlying investment portfolio for equity method investments. The companies have been segregated between those companies in which our voting interest is a) less than 20% of the voting shares and b) greater than or equal to 20% of the voting shares – all amounts are aggregated for all equity method investments at the respective fiscal year-end:

(In thousands)	FY2004	FY2003
Current Assets	$89,818	$62,221
Non-Current Assets	$9,528	$13,337

Current Liabilities	$20,116	$18,146
Non-Current Liabilities	$1,940	$5,183
Preferred Stock	$264,649	$301,312

	FY2004	FY2003
Revenue	$32,556	$12,246
Gross Profit	$16,985	$5,670
Income for Continuing Operations	($78,265)	($104,082)

Note 11. Comprehensive Income (Loss)

The Components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss	($9,876)	($6,632)	($26,656)	($24,203)
Unrealized gains (losses) on marketable securities	(5,075)	2,134	(47,674)	66,975
Income tax benefit (provision)	2,045	(861)	19,211	(26,991)
Comprehensive income (loss)	($12,906)	($5,359)	($55,119)	$15,781

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consist of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

Note 12. Net Loss Per Share

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

The computations for basic and diluted loss per share are presented below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss	$(9,876)	$(6,632)	$(26,656)	$(24,203)

Weighted average shares outstanding	35,475	35,141	35,363	35,054

Net loss per share:
Basic	$(0.28)	$(0.19)	$(0.75)	$(0.69)

Diluted	$(0.28)	$(0.19)	$(0.75)	$(0.69)

The following are not included in the above calculation, as they were considered anti-dilutive:

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Employee stock options outstanding	3,177	1,456	2,441	1,592

Note 13. Commitments and Contingencies

We apply the disclosure provisions of FIN 45 to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No 5 “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which we are a guarantor.

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

Product Warranties

We estimate our warranty costs based on historical warranty claim experience and apply this estimate to the revenue stream for products under warranty. Included in our sales reserve are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to our sales reserve. The sales reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Changes in the sales reserve for the nine months ended December 31, 2004 were as follows (in thousands):

Balance at March 31, 2004	$1,292
Accrual for warranties issued during the first nine months	86
Settlements on warranty claims made during the first nine months	(320)
Balance at December 31, 2004	$1,058

Note 14. Benefit for Income Taxes

For the nine months ended December 31, 2004 and 2003, we recorded an income tax benefit of $9.3 million and $7.7 million, respectively, on a pretax loss before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating investing activities.

Note 15. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for us beginning in the second quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position and statement of cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have material impact on our consolidated financial position, results of operations and cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB staff position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. Adoption of this consensus is not expected to have a material impact on our consolidated results of operations.

Note 16. Legal Matters

In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). We had previously not participated in the case. We believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. Finally, we believe that the claim fails to disclose a reasonable cause of action against Alliance and could not succeed on the merits. February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to cross -examine the deponents on the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and our Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the assessment of damages against us. The plaintiffs appealed the setting aside of the assessment of damages to the Supreme Court of Canada. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against us. On September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. On November 4, 2004, Mr. Justice Macauley held that the plaintiff complied with the order for substituted service, thereby effecting service of the original pleadings on Alliance, but did not rule on the questions of whether that service was valid for the purpose of upholding the default judgment. We believe the resolution of this matter will not have a material adverse effect on our financial condition or our results of operations.

On December 3, 2002, plaintiff SegTec Ltd., an Israeli company and our former sales representative sued our then Vice President of Sales and us, in Santa Clara Superior Court. In its complaint, SegTec alleges that we terminated an oral sales agreement (“Agreement”) and failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that our termination of the Agreement was without cause and that we have materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on our former Vice President of Sales and us on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against us was submitted to arbitration before the American Arbitration Association to resolve the commission dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. The International Centre is currently administering the matter for Dispute Resolution, a division of the American Arbitration Association. No arbitrator has been selected and no schedule for the arbitration proceedings has yet been set. Efforts to resolve the matter informally by showing petitioner, through documentation, the lack of merits of its claim or it providing documentation to support its claim continue. Due to the early stage of the litigation, we cannot determine what, if any, effect resolution of this matter will have on our financial condition.

In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated there under, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all of the defendants, including the Company, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. The appeal will likely be decided some time in 2005. The Company continues to believe it has meritorious defenses and intends to oppose vigorously plaintiffs’ appeal and, if necessary, defend against the claims asserted against it. At this stage of the litigation, we cannot determine what effect, if any, resolution of this matter will have on our financial condition.

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

In addition, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Management’s Discussion and analysis of Financial Condition and Results of Operations - Benefit for Income Taxes.

Note 17. Investment Company Act of 1940

We believe that we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the Investment Company Act of 1940 (the “Act”) for a company that is not registered under the Act. In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming our non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.

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

If we register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon us. These would include, but not be limited to, a requirement that at least 40% of our board of directors not be “interested persons” of us as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to us in view of the competitive circumstances in which we seek to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control us in entities in which we are also investing (which could require us to abandon or significantly restructure our management arrangements, particularly with respect to our investment activities). While we could apply for individual exemptions from these restrictions, we cannot be certain that such exemptions would be granted, or granted on terms that we would deem practical. Additionally, we would be required to report our financial results in a different form from that currently used by us, which would have the effect of turning our Statement of Operations “upside down” by requiring that we report our investment income and the results of our investment activities, instead of our operations, as our primary sources of revenue.

If we elect to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, we would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of our total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, we might choose to divest ourselves of assets that we consider strategically significant for the conduct of our operations or to acquire additional operating assets that would have a material effect on our operations. We cannot be certain that we could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in us issuing additional shares that may dilute the equity of our existing stockholders, and/or result in us incurring additional indebtedness, which could have a material impact on our balance sheet and results of operations. Were we to acquire any additional businesses, there would be the additional risk that our acquired and previously-existing businesses could be disrupted while we attempted to integrate the acquired business, as well as risks associated with us attempting to manage a new business with which we were not familiar. Any of the above risks could result in a material adverse effect on our results of operations and financial condition.

In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies through Alliance Venture Management and taken certain additional actions.

Note 18. Related Party Transactions

N. Damodar Reddy, our Chairman of the Board of Directors, President and Chief Executive Officer is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides information technology support services to us such as: intranet and internet web site development and support, Oracle applications support; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $306,000 in fiscal 2003, $290,000 in fiscal 2004 and $45,000 during the first nine months of fiscal 2005. Mr. Reddy is not involved in the operations of Infobrain.

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

Each of the owners of the Series A, B, C, D and E preferred member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are our directors and are members of our senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.

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

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). During the first nine months of fiscal 2005 we incurred $684,600 of management fees, which were offset by expenses incurred by us on behalf of Alliance Venture Management of approximately $614,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2003, fiscal 2004 or the first nine months of fiscal 2005.

No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2003, fiscal 2004 or the first nine months of fiscal 2005.

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

As of December 31, 2004 we had related party receivables of $315,000 comprised of loans to various employees, none of whom are our officers, including those in our India design center.

Note 19. Segment Reporting

We have one operating segment, which is to design, develop, and market high-performance memory, analog and mixed signal and system solutions products. Our belief that we operate under one segment is based upon the following factors: (a) we earn revenue on the sale and shipment of memory, analog and mixed signal and systems solutions products and incur expenses associated with the manufacture, engineering, and marketing and selling of these devices as well as administrative expenses related to running the enterprise as a whole; (b) our chief decision maker is our President and Chief Executive Officer who reviews our company performance as a whole; (c) given the low level of current product revenue and the limited operating history of the analog and mixed signal and systems solutions business units, revenue is the key operating metric by which Alliance measures the enterprise; (d) the manufacturing, sales, and administrative functions support all of our business units and are not business unit specific; and (e) managers are not currently measured based on business unit profitability and any bonuses or other forms of variable compensation are based on revenue performance.

Revenues for our major product lines were as follows (in thousands):

	Three months ended				Nine months ended
	December 30,		Change		December 30,		Change
	2004	2003			2004	2003
SRAM	$2,196	$3,710	(41)	%	$7,889	$7,890	0	%
DRAM	194	1,235	(84)	%	1,569	4,150	(62)	%
Analog and Mixed Signal	1,632	1,156	41	%	5,607	2,960	89	%
Systems Solutions	1,278	1,001	28	%	2,906	2,737	6	%

Total Net Revenues	$5,300	$7,102	(25)	%	$17,971	$17,737	1	%

     Revenues by geographic location were as follows (in thousands):

	Three months ended				Nine months ended
	December 30,		Change		December 30,		Change
	2004	2003			2004	2003
Domestic	$1,743	$2,119	(18)	%	$4,800	$5,728	(16)	%
Europe	1,531	1,543	(1)	%	4,486	3,829	17	%
Taiwan	1,345	1,563	(14)	%	5,292	3,572	48	%
Asia(except Taiwan)	652	1,800	(64)	%	3,281	4,431	(26)	%
Rest of the world	29	77	(62)	%	112	177	(37)	%

Total Net Revenues	$5,300	$7,102	(25)	%	$17,971	$17,737	1	%

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to products, trends, liquidity and markets. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value of securities we own, selling prices of our products and our ability to increase sales of our analog and mixed signal and system solutions products and those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 10, 2004.

OVERVIEW:

We are a fabless semiconductor company that designs, develops, and markets high-performance memory, analog and mixed signal, and systems solutions products. The Memory business unit primarily designs, manufactures and sells static random access memory (“SRAM”) and dynamic random access memory (“DRAM”) devices. SRAM and DRAM sales, which are characterized by intense price pressure and declining margins, have traditionally comprised the majority of our revenues, and the Memory business unit contributed 45% of our total net revenues during the third quarter of fiscal 2005. We have ceased developing new DRAM products and current DRAM revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005 compared to fiscal 2004, as well as on a quarter-to-quarter basis. DRAM revenues in this past quarter were approximately $0.2 million and we expect our DRAM revenues to eventually decline to $0. Our Analog and Mixed Signal business unit designs, manufactures and sells products designed to provide analog and mixed signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog and Mixed Signal business unit has traditionally accounted for a small, but growing portion of our revenues. Net revenues from Analog and Mixed Signal products comprised approximately 31% of our total net revenues during the third quarter of fiscal 2005. Our Systems Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage and server markets. Our Systems Solutions business unit has traditionally accounted for a small portion of our revenues. During the third quarter of fiscal 2005 net revenues from System Solutions products comprised approximately 24% of our total net revenues.

Our net revenue decreased by approximately $0.2 million, or 4%, from the second quarter of fiscal 2005 and decreased 25% from the third quarter of fiscal 2004. Our net loss was $9.9 million, or $0.28 per share, in the third quarter of fiscal 2005 compared to a net loss of $6.6 million, or $0.19 per share, in the third quarter of fiscal 2004.

As a fabless semiconductor company, we rely on third parties to manufacture, assemble and test our products. Our agreements with third party foundries do not include any guaranteed capacity or “take or pay” provisions. As a result of our dependence on third-party wafer foundries, principally Chartered Semiconductor Manufacturing and Tower Semiconductor Ltd., our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer. In the past, we have experienced constraints in the supply of wafers from certain of our foundries. Such constraints may have a material adverse effect on our revenue and operating results. In addition we must order products and build inventory substantially in advance of product shipments and there is a risk that we will forecast incorrectly and produce excess or insufficient inventories of particular products due to volatile product demand and rapid technological and price change. This inventory risk is heightened because certain of our customers place orders with short lead times. As a result, we had to record pretax, operating charges of $0.3 million and $7.9 million during the third quarter and first nine months of fiscal 2005, respectively, to reflect an excess and a decline in the value of certain memory and analog and mixed signal product inventories.

We hold equity interests in a number of other companies. We generally acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party foundries we rely on to manufacture our products. During the third quarter and first nine months of fiscal 2005, we recorded a write-down of $3.2 million on one of our Alliance Ventures and Solar Venture Partners investee companies. During the first nine months of fiscal 2004, we recorded write-downs of $5.2 million on eight of our Alliance Ventures and Solar Venture Partners investee companies. We also hold a large portion of our assets in shares of United Microelectronics Corporation, a publicly traded company in Taiwan. As a majority of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions and the operating performance of our venture investments

Because of the significant investments we have made in other businesses, we could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including a significant portion of our UMC common stock. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have operated and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies from Alliance Venture Management and taken certain additional actions.

Our sales are generally made when purchase orders are received from customers. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

International net revenues, principally from customers in Europe and Asia, constituted approximately 67% of our net revenues in the third quarter of fiscal 2005. All of our foundries and a majority of our assembly and test subcontractors are located abroad, and we have substantial operations in India. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. In addition, we expect to expand our operations in India over the next several years, if possible. We plan to invest up to $50 million over the next several years in this operation to the extent that we have resources to do so.

During the first nine months of fiscal 2005 we used cash of $32.3 million for operations and investments. This includes $24.6 million for operations and purchases of equipment and $7.7 million for investments through Alliance Ventures Management. During that period we sold 36.4 million shares of UMC common stock for proceeds of $26.2 million and we also sold our positions in Adaptec and Vitesse common stock for proceeds of $1.5 million to finance these activities. UMC common stock share sales have been, and are expected to continue to be, our main source of liquidity in the near term. There are no restrictions on our ability to sell our shares of UMC common stock and none of our holdings is collateralized. However, the value of our short-term investments in marketable securities, especially our holdings in UMC and Tower Semiconductor, has declined substantially in value in recent quarters, we have a limited ability to sell these securities and they may continue to decline in value in the future. UMC common stock shares are not traded in the United States and are subject to many of the same risks as foreign currency in addition to the risks of a company subject to the fluctuations of the semiconductor industry.

We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, our business has used cash over the last several years and, to the extent we have the ability to do so, we plan to invest in our operations in India. Also, the value of the our short-term investments in marketable securities, especially our holdings in UMC and Tower Semiconductor, has declined substantially in value in recent quarters and we have a limited ability to sell these securities, and they may continue to decline in value in the future. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through

2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed; however, we believe that it is too early to determine the impact on us of the resolution of this audit. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our critical accounting estimates as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 10, 2004. For the nine months ended December 31, 2004 there have been no changes to these critical accounting policies.

Results of Operations

The percentage of net revenues represented by certain line items in our consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues	81	66	113	69

Gross profit (loss)	19	34	(13)	31
Operating expenses:
Research and development	88	86	81	108
Selling, general and administrative	57	50	53	68

Total operating expenses	145	136	134	176

Loss from operations	(126)	(102)	(147)	(145)
Gain on sales of investments	24	182	37	102
Write-down of marketable securities and venture investments	(60)	(60)	(18)	(29)
Equity in loss of investees	(81)	(58)	(65)	(80)
Other expense, net	(1)	(37)	(8)	(31)

Loss before income taxes, minority interest in consolidated subsidiaries.	(244)	(75)	(201)	(183)

Provision/(Benefit) for income taxes	(54)	19	(52)	(43)

Loss before minority interest in consolidated subsidiaries.	(190)	(94)	(149)	(140)
Minority interest in consolidated subsidiaries	4	1	1	4

Net loss	(186)%	(93)%	(148)%	(136)%

Net Revenues

Our net revenues for the third quarter of fiscal 2005 were $5.3 million, a decrease of 25% compared to the same quarter of fiscal 2004. This decrease in net revenues was due to a $2.6 million decrease in memory product (SRAM and DRAM) net revenues offset by a $0.8 million increase in net revenues from our Analog, Mixed Signal, and Systems Solutions business units. The decrease in memory product revenue is primarily due to a decrease in SRAM revenue, which resulted from a 21% decrease in unit sales and a 25% decrease in average selling prices (ASPs). In addition, the decrease in memory revenue was fueled by a decrease in DRAM revenue, which resulted from an 83% decrease in unit sales and an 8% decrease in ASPs. SRAM and DRAM sales, which are characterized by intense price pressure and declining margins, have traditionally comprised the majority of our revenues, and the Memory business unit contributed 45% of our total net revenues during the third quarter of fiscal 2005. We have ceased developing new DRAM products and current DRAM revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005 compared to fiscal 2004, as well as on a quarter-to-quarter basis. DRAM revenues in this past quarter were approximately $0.2 million and we expect our DRAM revenues to eventually decline to $0. Our increase in Analog and Mixed Signal product revenues is due to a 104% increase in unit sales offset by a 31% decrease in ASPs. The increase in Systems Solutions product revenues is due to a 29% increase in unit sales offset by a 1% decrease in ASPs. The company’s total net revenues for the first nine months of fiscal 2005 were $18.0 million, an increase of $.2 million, or 1% from the first nine months of fiscal 2004. This year over year increase is primarily due to a $2.6 million increase in Analog and Mixed Signal net revenue offset by a $2.6 million decrease in memory product (SRAM and DRAM) net revenues. Revenues generated by our Systems Solutions business unit result primarily from products incorporating a perpetual, royalty-free license acquired from API Networks during fiscal 2003.

The following were our net revenues by product line (in thousands):

	Three months ended				Nine months ended
	December 31,		Change		December 31,		Change
	2004	2003			2004	2003
SRAM	$2,196	$3,710	(41)	%	$7,889	$7,890	0	%
DRAM	194	1,235	(84)	%	1,569	4,150	(62)	%
Analog and Mixed Signal	1,632	1,156	41	%	5,607	2,960	89	%
Systems Solutions	1,278	1,001	28	%	2,906	2,737	6	%
Total Net Revenues	$5,300	$7,102	(25)	%	$17,971	$17,737	1	%

Our SRAM net revenues for the third quarter of fiscal 2005 were $2.2 million, a decrease of $1.5 million or approximately 41% from the same quarter of fiscal 2004 due primarily to a 21% decrease in unit sales and a 25% decrease in ASPs. Our SRAM net revenues for the first nine months of fiscal 2005 were $7.9 million, flat to the net revenues from the first nine months of fiscal 2004. Although our SRAM revenues were flat year-to-year, our megabits shipped decreased by 17% and our average selling price per megabit increased by 21%. During fiscal 2004, we experienced higher unit volume shipments of higher density asynchronous SRAM products and initial volume shipments of synchronous SRAM products, both of which generally carry higher ASP’s on a per unit basis than do lower density products. Lower density products comprised a greater percentage of unit shipments during fiscal 2003. As a result, our average selling price on a per unit basis increased 11% in fiscal 2004 from fiscal 2003. During fiscal 2004, our megabits shipped increased 92% from fiscal 2003 and average-selling prices per megabit shipped decreased 22%, which resulted in an overall increase in SRAM revenue of 53%.

Our Analog and Mixed Signal net revenues for the third quarter of fiscal 2005 were $1.6 million, an increase of $0.5 million or approximately 41% from the same quarter of fiscal 2004 due primarily to a 104% increase in unit sales offset by a 31% decrease in ASPs. Our Analog and Mixed Signal net revenues for the first nine months of fiscal 2005 were $5.6 million, an increase of $2.6 million, or 89%, from the first nine months of fiscal 2004. This increase is primarily due to a 232% increase in units shipped offset by a 43% decrease in ASPs. A large portion of the unit increase is driven by the CPU Supervisors Product Line, which is characterized by high unit sales volumes at relatively low ASPs.

Our Systems Solutions net revenues for the third quarter of fiscal 2005 and fiscal 2004 were approximately $1.3 million and $1.0 million, respectively. Our System Solutions net revenues for the first nine months of fiscal 2005 were $2.9 million, an increase of $0.2 million, or 6%, from the first nine months of fiscal 2004. This increase was driven primarily by a 17% increase in unit sales offset by a 9% decrease in ASPs.

Our DRAM net revenues for the third quarter of fiscal 2005 were $0.2 million, a decrease of $1.0 million or approximately 84% from the same quarter of fiscal 2004. Unit sales for the third quarter decreased 83% from the same quarter of fiscal 2004 while ASPs decreased 8%. Our DRAM net revenues for the first nine months of fiscal

2005 were $1.6 million, a decrease of $2.6 million, or 62%, from the first nine months of fiscal 2004. This year over year decrease is primarily due to a 53% decrease in units shipped and 19% decrease in ASPs. We no longer develop DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, we expect revenues from DRAM products to comprise a significantly smaller portion of overall revenues for the balance of fiscal 2005. We expect our DRAM revenues to eventually decline from $0.2 million in the last quarter to $0.

For the third quarter of fiscal 2005, one customer accounted for approximately 17% of our net revenues. For the third quarter of fiscal 2004, one customer accounted for approximately 14% of our net revenues. For the first nine months of fiscal 2005 one customer accounted for 10% of our total net revenues. For the first nine months of fiscal 2004, one customer accounted for 11% of our net revenues.

Net revenues to the non-PC portion of the market were approximately $3.3 million or 63% of total net revenues for the third quarter of fiscal 2005 compared to $6.5 million or 91% of total net revenues for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, non-PC net revenues were $13.0 million, or 72% of total net revenues compared to $15.9 million, or 90%, of total net revenues for the first nine months of fiscal 2004. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics. The remainder of our revenues are derived from applications in the PC market,

International net revenues for the third quarter of fiscal 2005 were approximately 67% of our net revenues compared to approximately 70% for the same quarter of fiscal 2004. International net revenues are derived primarily from customers in Europe and Asia. In absolute dollars, international net revenues were $3.6 million in the third quarter of fiscal 2005 compared to $5.0 million in the third quarter of fiscal 2004. Our international net revenues were 73% of total net revenues for the first nine months of fiscal 2005 and 68% for the first nine months of fiscal 2004. In absolute dollars, international net revenues were $13.2 million in the first nine months of fiscal 2005 compared to $12.0 million in the first nine months of fiscal 2004. We expect international net revenues to constitute a similar percentage of our net revenues in future quarters.

Gross Profit (Loss)

Our gross profit for the third quarter of fiscal 2005 was $1.0 million or approximately 19% of total net revenues compared to a gross profit of $2.4 million or approximately 34% of total net revenues for the same quarter of fiscal 2004. Our gross loss for the first nine months of fiscal 2005 was $2.4 million or 13% of the total net revenues compared to a gross profit of $5.6 million, or 31%, of total net revenues for the same period of fiscal 2004. Sales of memory products that we have previously written off increased our gross profits and gross margin, and we will continue to receive gross profit and gross margin benefits as we sell inventory which had been previously written down to a lower cost basis. During the third quarter of fiscal 2005, we sold memory product inventory which had previously been written down by $1.7 million. During the same quarter of fiscal 2004 we sold memory product inventory, which had previously been written down by $5.4 million. During the first nine months of fiscal 2005 and 2004, we sold memory product inventory which had been previously written down by $10.3 million and $15.9 million, respectively. As of December 31, 2004, we have approximately $14.1 million of memory products that have been written to $0. An inventory write-down of $0.3 million was taken during the third quarter of fiscal year 2005. This write-down was due to a reduction in end-user demand and downward pricing pressure on certain memory products. There was no inventory write-down taken in the same quarter in fiscal year 2004. An inventory write down of $7.9 million was taken during the first nine months of fiscal 2005. This inventory write down was due to a reduction in end-user demand and severe downward pricing pressure for certain memory products. There were no inventory write-downs taken during the same period of fiscal 2004. No inventory write-downs have been recorded to date for either Analog and Mixed Signal or Systems Solutions products.

Our gross loss, excluding the impact of inventory write-downs and sales of previously written down inventory, was $0.4 million, or 8% of total net revenues, for the third quarter of fiscal 2005. This compares to a gross loss, excluding the impact of inventory write-downs and sales of previously written-down inventory, of $3.0 million, or 42% of total net revenues, for the third quarter of fiscal 2004. This reduction in gross loss, excluding the impact of inventory write-downs and sales of previously written down inventory, is due to a higher percentage of our revenues coming from the Analog and Mixed Signal and Systems Solutions product lines as well as lower product costs and improved pricing on certain memory products. Both of these product lines earn higher gross margins than memory products. Our gross loss, excluding the impact of inventory write downs and sales of previously written down inventory, was $4.8 million, or 27% of the total net revenues for first nine months of fiscal 2005. This compares to a gross loss, excluding the impact of inventory write downs and sales of previously written down inventory, of $10.3 million, or 58%, of the total net revenues for the same period of fiscal 2004.

We are subject to a number of factors that may have an adverse impact on gross profit, including the availability and cost of products from our suppliers; increased competition and related decreases in unit average selling prices; changes in the mix of product sold; and the timing of new product introductions and volume shipments. In addition, we may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields, as the manufacturing process is refined. We cannot be certain that the commencement of such manufacturing will not have a material adverse effect on our gross profit and gross margin in future periods.

Research and Development

Research and development expenses consist primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, intangible amortization, wafer masks and tooling costs, and test wafers.

Research and development expenses were $4.7 million or approximately 88% of net revenues for the third quarter of fiscal 2005. This compares to $6.1 million or approximately 86% of net revenues for the same quarter of fiscal 2004. The decrease in spending is due primarily to reduced compensation, mask, tooling expenses and the elimination of the consolidation of two investee companies. One of these investee companies was sold and the other was written-down to $0 during fiscal 2004. Research and development expenses were $14.5 million or 81%, of net revenues for the first nine months of fiscal 2005 compared to $19.2 million or 108% of the revenues for the same period of fiscal 2004. This year-to-year decrease is due primarily to reduced compensation expense, decreased spending on masks and tooling, and the elimination of consolidation of two investee companies.

We believe that investments in research and development are necessary to remain competitive in the marketplace. Accordingly, research and development expenses may increase in absolute dollars in future periods due to an increase in research and development personnel, an increase in mask costs associated with releasing newly developed products to production and to the extent that we acquire new technologies to diversify our existing product bases.

Selling, General and Administrative

Selling, general and administrative expenses include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

Selling, general and administrative expenses for the third quarter of fiscal 2005 were $3.0 million or 57% of net revenues as compared to $3.6 million or 50% of net revenues in the third quarter of fiscal 2004. The decrease in selling, general and administrative expenses, on an absolute dollar basis, is due primarily to a reduction in legal fees and the elimination of the consolidation of two investee companies. One of these investee companies was sold and the other was written-down to $0 during fiscal 2004. Selling, general and administrative expenses were $9.5 million, or 53% of net revenues for the first nine months of fiscal 2005 compared to $12.0 million or 68% of net revenues for the same period of fiscal 2004. This year-to-year decrease was due primarily to a reduction in legal fees and the elimination of the consolidation of two investee companies.

Selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenues in the future primarily as a result of commission expense, which is dependent on the level of net revenues, legal fees associated with defending certain lawsuits and our audit by the Internal Revenue Service, and administrative costs related to complying with the requirements of recent corporate governance reforms.

Gain on Sales of Investments

The following table summarizes our gain (loss) on investments (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Sales of UMC shares	$1,563	$12,942	$6,919	$18,199
Sales of Vitesse shares	258	0	258	0
Write-down of Adaptec restricted cash	—	—	—	(1,284)
Sales of Adaptec shares	(540)	—	(540)	1,098
Total gain on sales of investments	$1,281	$12,942	$6,637	$18,013

We recorded the following gains and losses during the first nine months of fiscal year 2005:

•	Gain of $6.9 million on the sale of 36.4 million common shares of UMC;

•	Gain of $258,000 on the sale of 95,417 common shares of Vitesse; and

•	Loss of $540,000 on the sale of 154,444 common shares of Adaptec.

We recorded the following gains and losses and write-downs during the first nine months of fiscal year 2004:

•	Gain of $18.2 million on the sale of 63 million common shares of UMC;

•	Write-down of $1.3 million of Adaptec restricted cash; and

•	Gain of $1.1 million on the sale of 362,173 common shares of Adaptec.

Write-down of Marketable Securities and Venture Investments

The following table summarizes our write-downs of marketable securities and venture investments (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Alliance Ventures Investment	$2,686	$4,042	$2,686	$4,913
Solar Venture Partners LP’s Investments	473	213	473	300
Total loss on investments	$3,159	$4,255	$3,159	$5,213

Equity in Loss of Investees

Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to our ability to exercise influence on the operations of investees resulting primarily from ownership interest and/or representation on the Board of Directors of certain investees. Our proportionate share in the net losses of venture fund investees was approximately $4.3 million and $4.1 million for the third quarter of fiscal 2005 and fiscal 2004 respectively. Our proportionate share in the net losses of the venture fund investees was approximately $11.7 million and $14.2 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that we will incur additional losses in future periods.

(In thousands)	FY2004	FY2003
Current Assets	$89,818	$62,221
Non-Current Assets	$9,528	$13,337

Current Liabilities	$20,116	$18,146
Non-Current Liabilities	$1,940	$5,183
Preferred Stock	$264,649	$301,312

	FY2004	FY2003
Revenue	$32,556	$12,246
Gross Profit	$16,985	$5,670
Income for Continuing Operations	($78,265)	($104,082)

Other Expense, Net

Other expense, net is comprised of interest income from short-term investments, foreign withholding taxes, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the third quarter of fiscal 2005, other expense, net was approximately $48,000 compared to other expense, net of approximately $2.6 million in the third quarter of fiscal 2004. The decrease in other expense, net is due primarily to the reduction of foreign tax expense associated with certain UMC share sales and reduced interest expense and bank fees resulting from the repayment of our loan with Chinatrust Bank, which was repaid on March 2, 2004.

Benefit for Income Taxes

Our income tax rate for the first nine months of fiscal 2005 was 25.7% and an income tax benefit of approximately $9.3 million was recorded due to a net loss. The income tax rate for the first nine months of fiscal 2004 was 23.7% and an income tax benefit of approximately $7.7 million was recorded due to a net loss. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities and tax benefits are not recognized on these losses. In January 2004 and April 2003 we received tax refunds from the Internal Revenue Service totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000. In December 2003 the Internal Revenue Service (“IRS”) began an audit of the tax years ended March 31, 1999 through March 31, 2002. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect, if any, resolution of this matter will have on our financial condition, including our liquidity.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for us beginning in the second quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position and statement of cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have material impact on our consolidated financial position, results of operations and cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. In September 2004, the Financial Accounting Standard Board approved the issuance of a FASB staff position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. Adoption of this consensus is not expected to have material impact on our consolidated results of operations.

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

Like many semiconductor companies, which operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Although we have recently developed and sold analog and mixed signal and system solutions products to supplement our traditional memory product offerings, we have a limited operating history in these markets, we have limited product offerings in these markets, and we have had limited success with these products and otherwise developing and selling new products. In the third and second quarters of fiscal 2005, we wrote down certain of our inventory, recognizing pre-tax charges of approximately $0.3 million and $3.9 million, respectively. In addition, our performance during the first three quarters of fiscal 2005 and during fiscal years 2004, 2003 and 2002 was generally characterized by weak demand for our SRAM and DRAM memory products. Although average selling prices of our SRAM and DRAM products, and certain of our other products, have generally declined over time, the selling prices for such products are very sensitive to supply and demand conditions in our target markets. In our most recent quarter we continued to experience declines in the average selling price of most of our SRAM products and we expect the average selling prices for most of our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. We no longer develop DRAM products and revenues are derived primarily from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenues in fiscal 2005 than in fiscal 2004, and on a quarter-to-quarter basis. In the third quarter of fiscal 2005, revenue from our sale of DRAM products was approximately $0.2 million, and we expect our DRAM revenues to eventually decline to $0. Factors that may affect our ability to develop and sell new products includes:

•	our ability to anticipate and respond in a timely manner to changes in the requirements of our customers;

•	the significant research and development investment that we may be required to make before market acceptance, if any, of a particular product;

•	the possibility that the semiconductor industry may not accept a new product after we have invested a significant amount of resources to develop it; and

•	new products introduced by our competitors.

The majority of our assets consist of securities that we have a limited ability to sell and which have experienced significant declines in value.

We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. These assets may experience decline in value as a result of factors beyond our control, which may adversely affect our operating results and financial condition. Our investment in UMC, a publicly traded company in Taiwan, represents our largest single asset. UMC common stock has been subject to significant fluctuations in value. For example, the price of UMC common stock decreased by approximately 28% during the first three quarters of fiscal 2005 and may continue to decline in value in the future. Additionally, if we were forced to liquidate a significant portion of our UMC common stock, the share price received on such a sale may be negatively impacted by the size of such a sale given our ownership position. Further, UMC shares of common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Contractual restrictions also limit our ability to transfer approximately 70% of our investment in Tower Semiconductor Ltd., until January 2006. Tower stock has been subject to significant fluctuations in value. For example, during the third quarter of fiscal 2005 and during the first three quarters of fiscal 2005, the price of Tower’s ordinary shares decreased by approximately 40% and 69%, respectively, and the price of Tower’s ordinary shares may continue to decline in value in the future. During the third quarter of fiscal 2003, we recorded a pre-tax, non-operating loss of $14.1 million on our long-term investment in Tower shares. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, the investments in many of the securities held by us experienced significant declines in market value. For example, during the third quarter of fiscal 2005, we wrote down one of our Alliance Ventures investments and one of our Solar investments and recognized pre-tax, non-operating losses of approximately $3.2 million. In fiscal 2004, we wrote down nine of our Alliance Ventures’ investments and two of our Solar investments and recognized pre-tax, non-operating losses of approximately $5.8 million. In addition, during the second and third quarters of fiscal 2003, we recorded pre-tax, non-operating losses of $673,000 and $16.2 million on two of our investments, and during the first six months of fiscal 2002, marketable securities held by us experienced significant declines in market value, and we recorded a pre-tax, non-operating loss of $288.6 million during the second quarter of fiscal 2002. Further, we wrote down several of our Alliance Venture Management and Solar investments recognizing pre-tax, non-operating losses of approximately $24.8 million and $8.3 million for fiscal 2003 and 2002, respectively. We cannot be certain that our investment in these securities will not decline further in value.

Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.

In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and do not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. Either registering as a closed-end investment company under the Act, or divesting ourselves of sufficient investment securities and/or acquiring sufficient non-investment assets so as not to be regarded as an investment company under the Act, could result in a material adverse effect on our results of operations and financial condition. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies from Alliance Venture Management and taken certain additional actions.

We may have difficulties meeting our cash needs.

We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, our business has used cash over the last several years, and the value of the our short-term investments in marketable securities, especially our holdings in UMC and Tower, have declined substantially in value in recent quarters and we have limited ability to sell these securities, and they may continue to decline in value in the future. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We believe that it is too early to determine the impact on us of the resolution of this audit. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs. In order to finance general corporate needs, as well as strategic acquisitions and investments in research and development and other general corporate needs, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital.

We are affected by a general pattern of product price fluctuations, which has harmed, and may continue to harm, our business.

The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in average selling prices. Although we have recently experienced increased demand for certain of our products, particularly within our System Solutions Business Unit, our overall business during the first three quarters of fiscal 2005 and for fiscal years 2004, 2003 and 2002 has generally been characterized by a fundamental slowdown in demand for our products. More specifically, for several years our performance generally has been adversely affected by severe declines in end user demand for our memory products and average selling prices of all of our products and we expect this trend to continue in the future principally because of increased market competition and an increased supply of competitive products in the market. Declining average selling prices will adversely affect our gross margin. Accordingly, our ability to maintain or increase revenues and gross margins will be highly dependent on our ability to increase unit sales volume and reduce the cost per unit of our existing products and to successfully develop, introduce and sell new products. We cannot be certain that we will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce our cost per unit. We also cannot be certain that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenues or gross margin. For example, in the last nine months we wrote down certain of our inventory, consisting principally of SRAM products, recognizing pre-tax charges of approximately $7.9 million. In fiscal 2004, we decided to discontinue development of new DRAM products. Our existing DRAM revenue is derived from selling legacy DRAM products to our existing customer base. We expect that revenues from DRAM products will comprise a significantly smaller percentage of overall revenue in fiscal 2005, and will eventually decline to $0.

We rely on third parties to manufacture our products and problems in their performance can seriously harm our financial results.

We currently rely on independent foundries, including assembly and test facilities, all of which are located overseas, to manufacture all of our products. Reliance on these foundries involves several risks, including:

•	constraints or delays in timely delivery of our products;

•	reduced control over delivery schedules;

•	inability of these foundries to maintain or increase manufacturing capability and capacity as necessary;

•	failure of these foundries to develop and implement new and competitive ways of manufacturing our products;

•	quality assurance and costs; and

•	loss of production due to seismic activity, weather conditions and other factors.

In addition, reduced yields in the manufacturing process of our products may adversely affect our operating results. Semiconductor manufacturing yields are a function of both our design technology and a foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on offshore foundries and assembly and test facilities, which increase the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations.

Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, we cannot be certain that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our results of operations. We also rely on offshore subcontractors for die assembly and testing of products, and are subject to risks of disruption in adequate supply of such services and quality problems with such services.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

We conduct a significant and growing portion of our business internationally. For example, international net revenues, principally from customers in Europe and Asia, constituted approximately 73% of our net revenues in the first nine months of fiscal 2005 and 71% of our net revenues in fiscal 2004. All of our foundries and a majority of assembly and test subcontractors are abroad, and we conduct significant operations in India, which we expect to continue to expand significantly over the next several years. Accordingly, our international operations are subject to a number of risks, including:

•	political and economic instability and changes in diplomatic and trade relationships;

•	foreign currency fluctuations;

•	changes in regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	tariffs and other barriers and restrictions; and

•	the burdens and complexities of complying with a variety of foreign laws.

We cannot be certain that such factors will not adversely impact our results of operations in the future or require us to modify our current business practices.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses, and we have taken inventory write-downs recently.

The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as we have experienced from time to time. Our ability to maintain adequate levels of inventory is primarily dependent upon us obtaining sufficient supply of products to meet future demand, and inability to maintain adequate inventory levels may adversely affect our relations with our customers. In addition, we must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for our products is volatile and subject to rapid technology and price change, we will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of our key customers place orders with short lead times. Our customers’ ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which have had a material adverse effect on our results of operations. For example, in the first nine months of fiscal 2005 we wrote down certain of our inventory recognizing pre-tax charges of approximately $7.9 million. In fiscal 2004, 2003 and 2002, we recorded pre-tax charges totaling approximately $2.9 million, $6.3 million and $30.4 million, respectively, primarily to reflect such excess and a decline in market value of certain inventory. We cannot be certain that in the future we will not produce excess quantities of any of our products. We also recorded a write-down of our investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. We also cannot be certain that additional write-downs of wafer credits will not occur in future periods. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.

Increases in raw materials prices may significantly harm our results.

Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services to us may increase the price charged to us for the services they provide, to the point that we may not be able to profitably have our products produced by such suppliers. We believe capacity utilization at our suppliers may increase in the future. Typically, if capacity utilization is high for an extended period of time, we will experience increased prices from our suppliers. We cannot be certain that such increases will not occur in the near future. The occurrence of such price increases could have a material adverse affect on our results of operations. In addition, the interruption of our sources of raw materials could have a material adverse effect on our results of operations.

Our future results are likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.

Our results of operations have historically been, and will continue to be, subject to fluctuations due to a variety of factors, including:

•	general economic conditions and conditions in the semiconductor industry generally;

•	changes in our pricing policies as well as those of our competitors and suppliers;

•	anticipated and unanticipated decreases in unit average selling prices of our products;

•	the timing of new product announcements and introductions by us or our competitors;

•	fluctuations in manufacturing yields, availability and cost of products from our suppliers;

•	increased research and development expenses associated with new product introductions;

•	changes in the mix of products sold;

•	the cyclical nature of the semiconductor industry;

•	the gain or loss of significant customers;

•	market acceptance of new or enhanced versions of our products;

•	seasonal customer demand; and

•	the timing of significant orders.

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

We face risks related to sales of our products.

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

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, in the past decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. We experienced a significant slowdown in customer orders across nearly all of our memory product lines during fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. In addition, we experienced corresponding decreases in revenues and average selling prices across most of our product lines during fiscal years 2002 and 2003, and the first three quarters of fiscal 2004 and expect continued pressure on average selling prices in the future. Additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed, if economic conditions were to deteriorate or worsen.

We may not be able to compete successfully in a highly competitive industry.

We face intense competition, and many of our principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than we do, any of which factors may place such competitors and potential competitors in a stronger competitive position than us. In addition, the intense competition we face could result in pricing pressures, reduced product revenues, reduced margins or lost market share, any of which could harm our operating results and cause our stock price to decline. We have also recently started selling analog and mixed signal and system solutions products. The markets for these products include additional competitors, such as PLX Technology, Maxim Integrated Products, Cypress Semiconductor, Integrated Circuit Systems Inc., Tundra Semiconductor and others. Because of our limited operating history in these markets, we may have difficulties competing with more established companies in these markets. Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

•	our success in developing new products;

•	the quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts;

•	our customer service;

•	our customer satisfaction;

•	the pace at which customers incorporate our products into their systems;

•	the number and nature of our competitors and general economic conditions; and

•	our access to and availability of capital on terms acceptable to us.

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

If we are unable to successfully protect our intellectual property through the issuance and enforcement of patents, our business and results of operations could be harmed.

We protect our proprietary intellectual property through the filing of patents. We cannot be certain, however, that:

any current or future United States or foreign patent applications would be approved;

patents, if issued, would adequately protect our intellectual property and would not be challenged by third parties;

the validity of any issued patents would be upheld;

the patents of others will not have an adverse effect on our ability to conduct our business as we seek to conduct it; and

others will not independently develop similar or competing intellectual property or design around any patents that may be issued to us.

If any of the above were to occur, our operating results could be adversely affected.

If we are unable to protect and maintain the ownership of intellectual property created by us, our business, and results of operations could be harmed.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our other, non-patentable intellectual property rights. If we fail to protect these intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, adversely affect our operating results and increase the likelihood of costly litigation. In addition, effective trade secret protection may be unavailable in certain foreign countries. Although we intend to continue to vigorously defend our intellectual property rights, if we are unsuccessful in doing so, our business and results of operations could be harmed.

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

Our corporate headquarters located in the San Francisco Bay area is near major earthquake faults, and we are subject to the risk of damage or disruption in the event of seismic activity. In addition, we subcontract our wafer fabrication, assembly and testing to independent foundries.We have in the past experienced disruption of the operations at our foundries, and any future disruptions for any reason, including work stoppages, an outbreak of Severe Acute Respiratory Syndrome, fire, earthquakes, or other natural disasters could have a material adverse affect on our results of operations. We cannot be certain that any of the foregoing factors will not materially adversely affect our results of operations. If a major earthquake or other natural disaster occurs, we may require significant amounts of time and money to resume operations and we could suffer damages that could seriously harm our business and results of operations.

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

Any guidance that we may provide about our business or expected future results may prove to be inaccurate.

From time to time, we share our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to potential future results. Correctly identifying the key factors affecting business conditions and predicting future events is inherently uncertain. Our analyses and forecasts have in the past and, given the complexity and volatility of our business, will likely in the future, prove to be incorrect. We cannot be certain that such predictions or analyses will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution. Any analysis or forecast made by us that ultimately proves to be inaccurate may adversely affect our stock price.

We depend on third parties to transport our products.

We rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. Any transport or delivery problems because of their errors or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, terrorism, natural disasters and accidents could have a material adverse effect on our results of operations.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

We depend to a large extent on the continued contributions of our founders, N. Damodar Reddy, Chairman of the Board, our Chief Executive Officer and President, and his brother C.N. Reddy, our Executive Vice President for Investments and Director, whom we collectively refer to as the “Reddys”, as well as other officers and key design personnel, many of whom would be difficult to replace. In the last few years, a number of officers and design personnel left us to pursue various other opportunities. To date, these departures did not have a material impact on our business, but future departures can cause the delay of some projects. Our future success will depend on our ability to attract and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development, for whom competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on our business. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of new and replacement personnel.

Liquidity and Capital Resources

At December 31, 2004, we had approximately $2.1 million in cash and cash equivalents, a decrease of approximately $4.0 million from March 31, 2004 and approximately $56.0 million in working capital, a decrease of approximately $43.7 million from $99.7 million at March 31, 2004.

We had short-term investments in marketable securities whose fair value at December 31, 2004 was $91.1 million, a decrease of $68.7 million from $159.8 million at March 31, 2004.

During the first nine months of fiscal 2005, operating activities used cash of $23.6 million. This was primarily the result of a net loss of $26.7 million adjusted for non-cash charges of $20.5 million, an increase in inventory of $6.3 million , a decrease in deferred taxes and taxes payable of $9.4 million, and a decrease in accounts payable and accrued expenses of $5.2 million offset by a decrease in accounts receivable and other assets of $3.1 million. The decrease in deferred taxes results primarily from the reduction in market value of our marketable securities as well as our sales of UMC, Vitesse and Adaptec common stock.

During the first nine months of fiscal 2004, operating activities used cash of $12.6 million. This was primarily the result of a net loss of $24.2 million adjusted for non-cash charges of $6.1 million, an increase in inventory of $5.5 million, and a decrease in deferred taxes of $9.3 million, and an increase in other assets of $335,000 offset by an increase in accounts payable and accrued expenses of $3.4 million and an increase income taxes payable of $17.25 million. The decrease in deferred taxes results primarily from the reduction in market value of our marketable securities as well as sales of UMC common stock.

During the first nine months of fiscal 2005, investing activities provided cash of $19.0 million. This was primarily the result of sales of UMC, Vitesse and Adaptec Common Stock for approximately $27.7 million offset by additional investments in Alliance Ventures companies of $7.7 million, capital expenditures of $637,000 and the purchase of a technology license for $400,000. UMC common stock shares sales have been, and are expected to continue to be, our main source of liquidity in the near term.

During the first nine months of fiscal 2004, investing activities provided cash of $22.5 million. This was primarily the result of sales of marketable securities, including UMC common stock, of $52.8 million offset by an investment in Tower Semiconductor of $11.0 million, investments in Alliance Ventures companies of $18.4 million, the purchase of a technology license for $350,000 and the purchase of capital expenditures $627,000.

During the first nine months of fiscal 2005, financing activities provided cash of $630,000. This was primarily the result of common stock issuances of $659,000 offset by capital lease payments of $29,000

During the first nine months of fiscal 2004, financing activities used cash of $9.7 million. This was primarily the result of repayments of short-term borrowings of $10.0 million and capital lease payments of $238,000 offset by common stock issuances of $576,000.

At December 31, 2004, we have no short-term borrowings.

At December 31, 2004, we have restrictions on the sales of certain shares. We hold approximately 6.2 million Tower ordinary shares, with a carrying value of $21.2 million, which are restricted.

We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, our business has used cash over the last several years and, to the extent we have the ability to do so, we plan to invest up to $50 million in our operations in India. Also, the value of the our short-term investments in marketable securities, especially our holdings in UMC and Tower Semiconductor, has declined substantially in value in recent quarters and we have a limited ability to sell these securities, and they may continue to decline in value in the future. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed; however, we believe that it is too early to determine the impact on us of the resolution of this audit. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs. In order to finance general corporate needs as well as strategic acquisitions and investments in research and development, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure, and expected future performance impact our ability to raise capital.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we have entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor, UMC and Tower, or the usage of “take or pay” contracts that commit us to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require us to seek additional equity or debt financing. We cannot be certain that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, we have entered into and will continue to enter into various transactions, including the licensing of our integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

Contractual Matters

The following table summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
Balance Sheet
(in thousands)

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Short Term Debt	$—	$—	$—	$—	$

Capital Lease Obligations (including interest)	9	—	—	—		9
Long Term Obligations (including short term portion)	—	186	—	—		186

	$9	$186	$—	$—		$195

Off-Balance Sheet

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Operating Leases	$2,046	$1,425	$—	$—	$3,471
Commitment to invest in CAD tools	2,066	729	—	—	2,795
Wafer purchase commitments	2,081		—	—	2,081

Total Off-Balance Sheet	$6,193	$2,154		—	$8,347

Total Contractual Obligations	$6,202	$2,340	$—	$—	$8,542

Trading Activities Involving Non-Exchange Traded Contracts Accounted for at Fair Value

We may use derivative financial instruments to manage the market risk of certain of our short-term investments. We do not use derivatives for trading or speculative purposes.

All derivatives are recognized on the balance sheet at fair value and are reported in short-term investments and long-term obligations. Classification of each derivative as current or non-current is based upon whether the maturity of each instrument is less than or greater than 12 months. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we require that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

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

Item 3.
Quantitative and Qualitative Disclosure about Market Risk

We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the nine months ended December 31, 2004. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at December 31, 2004.

Derivative Instruments and Hedging Activities

We have no derivative instruments outstanding as of December 31, 2004. We may enter into such instruments in the future. Although we may begin hedging the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be adversely affected by exchange rate fluctuations.

Investment Risk

As of December 31, 2004, our short-term investment portfolio consisted of marketable equity securities in UMC and Tower. During the third quarter of fiscal 2005 we liquidated our positions in Vitesse and Adaptec common stock. These securities are subject to market fluctuations. Our short-term investments declined in value from $159.8 million at the end of fiscal 2004 to $91.1 million at the end of the third quarter of fiscal 2005.

During the first six months of fiscal 2002, and the first nine months of fiscal 2003, marketable securities held by us experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. We evaluated our investments in marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary on December 31, 2002, September 30, 2002, and September 30, 2001. As a result, we recorded pre-tax, non-operating losses of $16.2 million, $673,000, and $288.5 million in the third and second quarters of fiscal 2003 and the second quarter of fiscal 2002, respectively. We did not record any losses for “other-than-temporary” declines in the fair value of our marketable securities during fiscal 2004 or the first nine months of fiscal 2005.

We have an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of December 31, 2004, we have 6,235,873 shares that are recorded as long-term. We review our long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, we recorded pre-tax, non-

operating losses of $14.1 million and $20.6 million, respectively, on our investment in Tower shares. As of December 31, 2004, we also had $13.9 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in Tower wafer credits recognizing a pre-tax, operating loss of approximately $9.5 million. We determined, at that time, that the value of these credits would not be realized given our sales forecast of product to be manufactured at Tower. We cannot be certain that our investment in Tower shares and wafer credits will not decline further in value.

Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate our investments in terms of credit risk since a substantial portion of our assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, we entered into “indexed debt” transactions to partially hedge our investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, we settled our derivative contract on the Vitesse investment by delivering 490,000 shares to the brokerage firm holding the contract. During the first quarter of fiscal 2004, we settled our derivative contract on the Adaptec investment by delivering 362,173 shares to the brokerage firm holding the contract. We have not entered into any additional hedging transactions during fiscal 2003, fiscal 2004, or the first nine months of fiscal 2005, but may do so in the future.

Foreign Currency Risk

Almost all of our semiconductor business transactions are conducted in US dollars thus mitigating effects from adverse foreign currency fluctuations.

As of December 31, 2004, we owned approximately 137.1 million shares of UMC, a publicly traded company in Taiwan. As these shares are not tradable in the United States they are subject to many of the same risks associated with foreign currency. The market value of these holdings on December 31, 2004, based on the price per share in NTD and the NTD/US dollar exchange rate of NTD 32.17 per US$ was US$85.3 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on our future financial condition, results of operations and cash flows.

Item 4.
Controls and Procedures

(a)	Disclosure controls and procedures: Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting: In connection with their audit of our financial statements as of and for the year ended March 31, 2004, our independent accountants advised us that they had not identified any deficiencies in our internal control procedures. The independent accountants also advised our Audit Committee in a report dated April 20, 2004 that they have removed the “reportable condition” which resulted from the fiscal 2003 audit and related to our accounting and financial reporting infrastructure for venture investee companies and the accounting for current and deferred income taxes.

Part II - Other Information

Item 1.
Legal Proceedings.

In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million (USD), in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). We had previously not participated in the case. We believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. Finally, we believe that the claim fails to disclose a reasonable cause of action against Alliance and could not succeed on the merits. February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to cross -examine the deponents on the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and our Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the assessment of damages against us. The plaintiffs appealed the setting aside of the assessment of damages to the Supreme Court of Canada. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against us. On September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. On November 4, 2004, Mr. Justice Macauley held that the plaintiff complied with the order for substituted service, thereby effecting service of the original pleadings on Alliance, but did not rule on the questions of whether that service was valid for the purpose of upholding the default judgment. We believe the resolution of this matter will not have a material adverse effect on our financial condition or our results of operations.

On December 3, 2002, plaintiff SegTec Ltd., an Israeli company and our former sales representative sued our then Vice President of Sales and us, in Santa Clara Superior Court. In its complaint, SegTec alleges that we terminated an oral sales agreement (“Agreement”) and failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that our termination of the Agreement was without cause and that we have materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on our former Vice President of Sales and us on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against us was submitted to arbitration before the American Arbitration Association to resolve the commission dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. The International Centre is currently administering the matter for Dispute Resolution, a division of the American Arbitration Association. No arbitrator has been selected and no schedule for the arbitration proceedings has yet been set. Efforts to resolve the matter informally by showing petitioner, through documentation, the lack of merits of its claim or it providing documentation to support its claim continue. Due to the early stage of the litigation, we cannot determine what, if any, effect resolution of this matter will have on our financial condition.

In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated there under, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all of the defendants, including the Company, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. The appeal will likely be decided some time in 2005. The Company continues to believe it has meritorious defenses and intends to oppose vigorously plaintiffs’ appeal and, if necessary, defend against the claims asserted against it. At this stage of the litigation, we cannot determine what effect, if any, resolution of this matter will have on our financial condition.

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

In addition, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Management’s Discussion and analysis of Financial Condition and Results of Operations - Benefit for Income Taxes.

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

We made our investments in Chartered, UMC, and Tower as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Because of the appreciation in value of certain of our investments, including our strategic wafer manufacturing investments and a decline in our core business performance, we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.

On the other hand, we believe that the investments that we currently hold in UMC and Tower, and previously held in Chartered, even though in companies that we do not control, are properly regarded as strategic deployments of our assets for the purpose of furthering our memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, we have never held ourselves out as an investment company; our historical development has focused almost exclusively on the memory chip business; the activities of our officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and prior to the past few years, our income (and losses) have been derived almost exclusively from the memory chip business. Accordingly, we believe that we are properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.

In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments. First, we have engaged in a routine process to sell certain of our assets that could be deemed to be “investment securities” for purposes of the Act. Specifically, from April 1, 2002 through December 31, 2004, we sold over 50% of our UMC holdings. As a result, together with market factors, the aggregate value of our UMC holdings declined from $428.8 million to $85.3 million. In addition, consistent with prevailing market conditions and the interests of our stockholders, we sold all of our holdings in Adaptec Inc., Chartered Semiconductors Manufacturing Ltd., Magma Design Automation, Broadcom Corporation, PMC-Sierra Corporation and Vitesse Semiconductor Corporation. We continue to work to reduce certain of our holdings, including UMC, consistent with market factors, and the interests of our stockholders. Second, we have engaged in a systematic review of our existing holdings to identify those holdings that are viable candidates to become controlled subsidiaries of us, which generally are not deemed “investment securities”. For example, we acquired Chip Engines in January 2003. Third, we have ceased acquiring interests in any new companies through Alliance Ventures. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to register as an investment company or divest ourselves of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.

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

If we elect to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon us. These would include, but not be limited to, a requirement that at least 40% of our board of directors not be “interested persons” of the Company as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to us in view of the competitive circumstances in which we seek to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control us in entities in which we are also investing (which could require us to abandon or significantly restructure our management arrangements, particularly with respect to its investment activities). While we could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that we would deem practical. Additionally, we would be required to report our financial results in a different form from that currently used by us, which would have the effect of turning our Statement of Operations “upside down” by requiring that we report our investment income and the results of our investment activities, instead of our operations, as our primary sources of revenue.

If we elect to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, we would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of our total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, we might choose to divest ourselves of assets that we consider strategically significant for the conduct of our operations or to acquire additional operating assets that would have a material effect on our operations. We cannot be certain that we could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in us issuing additional shares that may dilute the equity of our existing stockholders, and/or result in us incurring additional indebtedness, which could have a material impact on our balance sheet and results of operations. Were we to acquire any additional businesses, there would be the additional risk that our acquired and previously-existing businesses could be disrupted while we attempted to integrate the acquired business, as well as risks associated with us attempting to manage a new business with which we were not familiar. Any of the above risks could result in a material adverse effect on our results of operations and financial condition.

In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies from Alliance Venture Management and taken certain additional actions.

Item 6.
Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 3, 2005

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 3, 2005

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated February 3, 2005

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 3, 2005

(b)	Reports on Form 8-K:

On October 21, 2004, we furnished a current report on Form 8-K which announced our financial results for the fiscal second quarter ended September 25, 2004 and certain other information. A copy of our press release announcing the results and certain other information was attached and incorporated therein by reference. This furnished Form 8-K is not deemed to be filed or incorporated by reference into any filing.

On December 7, 2004, we furnished a current report on Form 8-K which announced the departure of Ron Shelton and the appointment of Jeff Parsons as Chief Financial Officer. A copy of our press release announcing this change was attached and incorporated therein by reference. This furnished Form 8-K is not deemed to be filed or incorporated by reference into any filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation

February 3, 2005	By:	/s/ N. Damodar Reddy

N. Damodar Reddy Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey D. Parsons

Jeffrey D. Parsons Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 3, 2005

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated February 3, 2005

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 dated February 3, 2005

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 3, 2005