Form 10-K
period 2005-03-26
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2005-06-23
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2005

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
Title of Each Class
Common Stock, par value $0.01
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $57,208,857 as of September 24, 2004, based upon the closing sale price computed by reference to the closing price for Common Stock as quoted by the NASDAQ National Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates of Alliance Semiconductor. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of May 31, 2005, there were 35,567,860 shares of Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Designated portions of the Company’s definitive proxy statement for its 2005 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

ALLIANCE SEMICONDUCTOR CORPORATION
FORM 10-K
For the Period Ended March 26, 2005

PART I
Forward-Looking Statements
      This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements as to future operating results and plans that involve risks and uncertainties. We use words such as “expects”, “anticipates”, “believes”, “estimates”, the negative of these terms and similar expressions to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by those projected in the forward-looking statements for any reason, including the risks and uncertainties set forth in Item 1 of Part I hereof (entitled “Business”) and in Item 7 of Part II hereof (entitled “Factors That May Affect Future Results”) and elsewhere in this report. References herein to “Alliance,” “Alliance Semiconductor,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to Alliance Semiconductor Corporation and its subsidiaries, unless the context otherwise requires.

Item 1.	Business

Overview
      Alliance Semiconductor Corporation is a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. Utilizing advanced process technologies and design expertise, we provide leading original equipment manufacturers (“OEMs”) with a broad portfolio of complementary technologies including Analog and Mixed Signal products, chip-to-chip connectivity products, networking controllers and high-performance memory products. Our products are designed to address the complete needs of system developers by leveraging our proprietary advances in Electromagnetic Interference (“EMI”) reduction, power management and timing technology, HyperTransporttm I/O connectivity and specialized memory solutions for next-generation applications.
      We were incorporated in California on February 4, 1985, and reincorporated in Delaware on October 26, 1993, and are headquartered in Santa Clara, California with major design centers in Bangalore and Hyderabad, India and international sales offices in Asia, Japan and Europe.
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
      In January 2002, we acquired the assets of PulseCore, Inc. (“PulseCore”), a fabless semiconductor company specializing in Analog and Mixed Signal products built around proprietary advances in EMI frequency timing technology. The acquisition of PulseCore formed the foundation for our Analog and Mixed Signal business unit. The acquisition cost was $5.1 million and was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) 141 and, accordingly, PulseCore’s results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Net revenue from sales of products resulting from the PulseCore acquisition was $7.3 million in fiscal 2005, $4.3 million in fiscal 2004 and $2.9 million in fiscal 2003.
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
      In March 2002, we incorporated into Alliance the engineering team and technology of one of our Alliance Ventures investments, SiPackets, which serves as the basis for our Systems Solutions business unit.
      During fiscal 2003, we purchased a perpetual, royalty-free license from API Networks (“API”) for $3.2 million. Alliance’s license of the HyperTransport technology from API allows us to develop new HyperTransport products and to sublicense to third parties for use and for developing new HyperTransport products.
      The ASPs that we are able to command for our memory products are highly dependent on industry-wide production capacity and demand. In fiscal 2003 and much of fiscal 2004, we experienced rapid erosion in product pricing which was not within our control and which will continue to have an adverse material effect on our results of operations. In fiscal 2005, we continued to experience lackluster demand for our memory products which led to additional inventory write-downs for certain memory products of approximately $9.3 million. This in turn resulted in a recorded gross loss of $2.6 million for fiscal 2005. We are unable to predict the future prices for our products. Our net loss was $49.8 million for fiscal 2005, compared to a net loss of $19.4 million for fiscal 2004 and a net loss of $106.0 million for fiscal 2003. Please see the Consolidated Financial Statements for further information on our revenue, profit or loss and total assets for the last three fiscal years.
      Throughout this report, we have indicated our fiscal years as ending on March 31, whereas our fiscal year actually ends on the Saturday nearest the end of March. The fiscal years 2005, 2004, and 2003 all contained 52 weeks.
Reportable Segments
      We operate in three operating segments: Memory, Analog and Mixed Signal, and Systems Solutions. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
      Our Analog and Mixed Signal and Systems Solutions operating segments have been aggregated into one reportable segment: Non-Memory — due to commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. This reportable segment differs from our Memory reportable segment for the following reasons: (a) the combined revenues of the Non- Memory reportable segment has grown to approximately 50% of total net revenues in fiscal 2005, compared to 33% of total net revenues in fiscal 2004 and 25% of total net revenues in fiscal 2003 and is consistent with our diversification strategy away from commodity memories; (b) the operating segments which comprise this reportable segment have a similar gross margin profile which differs from the gross margin profile of the commodity memory business; (c) the sales cycle for each of these operating segments approximate each other but are both longer than the typical memory sales cycle; and (d) the amount of customer support effort is greater for both of these operating segments compared to commodity memories.

      Additionally, we evaluate reportable segment financial performance based on the revenues, gross profit, operating expenses and operating income as follows (in thousands):

Fiscal Year 2005	Memory	Non-Memory	Unallocated		Total

Revenue	$11,787	$11,812	$		$23,599
Cost of goods sold	17,973	8,201			26,174

Gross profit/(loss)	(6,186)	3,611			(2,575)
R&D expense	4,156	15,413			19,569
SG&A expense	4,046	8,066		343	12,455
Write-off of goodwill		1,538			1,538

Operating expense	8,202	25,017		343	33,562

Operating income	$(14,388)	$(21,406)		$(343)	$(36,137)

Fiscal Year 2004	Memory	Non-Memory	Unallocated		Total

Revenue	$17,860	$8,811	$		$26,671
Cost of goods sold	15,804	5,036			20,840

Gross profit	2,056	3,775			5,831
R&D expense	6,035	16,205		2,413	24,653
SG&A expense	4,960	8,657		2,004	15,621

Operating expense	10,995	24,862		4,417	40,274

Operating income	$(8,939)	$(21,087)		$(4,417)	$(34,443)

      Discrete financial information for each reportable segment, including profit or loss and expenses, was not available prior to fiscal 2004. Information on revenue and assets by geographic regions is included in “Note 16 — Segment and Geographic Information” in the Consolidated Financial Statements.

Products
Analog and Mixed Signal Business Unit
      Our Analog and Mixed Signal business unit is divided into two major lines, Clock and Timing and Power and Systems Management. Sales from the Analog and Mixed Signal business unit accounted for 31% of net revenue during fiscal 2005, 16% of net revenue during fiscal 2004, and 16% of net revenue during fiscal 2003.

Clock and Timing Products
      Our Clock and Timing Products provide in-depth coverage and support in Clock Management with cost effective, low power, Clock and Timing solutions that cater to the requirements for PC/Data processing applications and handhelds, high resolution LCD displays, DDR memory modules, consumer applications (MP3 players/recorders, games, etc.), networking, wireless, mobile and other applications.
      Our Clock and Timing Portfolio includes Frequency Synthesizers and Multipliers, Zero Delay Buffers, Distribution and Fan-Out Buffers. The EMI Reduction family of devices, a sub-segment of Clock and Timing, is made up of Frequency Synthesizer and Generators, which are widely used in many designs today to reduce radiated emissions towards regulatory compliance. The EMI reduction family is designed for low cost, very low power consumption, very small package size options and overall timing accuracy and performance.

Power and Systems Management Products
      The Power and Systems Management portfolio today includes CPU Supervisor Products. These include products that feature POR (“Power On Reset”), WDT (“Watch Dog Timers”), LVS (“Low Voltage

Sense”), BB (“Battery Backup”), brownout detect and control and many more system and device level key functions. In addition to this and based on its core competence in innovative EMI reduction, the Analog and Mixed Signal business unit is expanding its product offering to address compliance issues due to high frequency switching of currents and voltages in Switched Mode Power Supplies (“SMPS”).
System Solutions Business Unit
      Within the System Solutions business unit, we develop connectivity and networking Application Specific Standard Products (“ASSPs”) that address critical bandwidth and performance bottlenecks in legacy and emerging embedded, networking, computing and storage systems. Sales from the System Solutions business unit accounted for 19% of net revenue during fiscal 2005, 17% of net revenue during fiscal 2004, and 9% of net revenue during fiscal 2003.

Connectivity Products
      The connectivity products include a selection of high-speed bridges based on emerging and established standards including PCI-Expresstm, HyperTransporttm technology (“HT”), PCI-X, PCI and others. These bridges are designed to work together with the high-speed interfaces on the new generation of leading embedded and discrete microprocessors from AMD, Broadcom, Freescale, Intel, PMC-Sierra and others. Our connectivity products allow system architects to leverage the performance of these leading microprocessors while still maintaining compatibility with legacy PCI/PCI-X based systems. The connectivity products also include a series of industry standard IEEE1149.1 JTAG gateways and controllers that partition a JTAG scan chain into multiple smaller chains for easier fault diagnosis and faster Flash programming.
      We believe that the connectivity product line will be a key building block in a number of different systems including networking and communications systems, storage systems and switches, imaging and graphics systems, LAN switches, servers, access and edge routers. These solutions include a complete “eco-system” that incorporates integrated circuit devices with software drivers, protocol stacks, reference designs, evaluation kits and an extensive set of documentation to speed customer time-to-market.

Networking Products
      The Networking Products Portfolio includes a family of networking media access controllers to address the needs of established and emerging protocols and standards including 10 Gbps Ethernet, Resilient Packet Ring (“RPR”) (IEEE802.17), Generic Framing Procedure (“GFP”) and others. These networking controllers serve a variety of applications and vertical markets including networking, cable infrastructure, storage, compute and others.
Memory Business Unit
      The Memory business unit primarily designs, manufactures and sells Static Random Access Memory (“SRAM”) and Dynamic Random Access Memory (“DRAM”) devices. Sales from the Memory business unit accounted for 50% of net revenue during fiscal 2005, 67% of net revenue during fiscal 2004, and 75% of net revenue during fiscal 2003.

Static Random Access Memory Products
      SRAMs are used for the storage and retrieval of data in telecommunications, data communication, networking, consumer and wireless markets, as well as others. We produce SRAMs for a wide variety of applications, including high-performance or high-bandwidth applications that require a “buffer” or “cache” of high-speed memory to provide data access and data routing quickly. We offer a wide variety of SRAM products, including high-speed synchronous SRAMs and fast asynchronous SRAMs. Synchronous SRAMs address the need for high-bandwidth data path buffers for primarily high-speed communications. Alliance offers a complete family of synchronous SRAMs, including No Turnaround Delay (“NTD”) and synchronous burst devices for these applications. We currently offer more than 60 synchronous SRAM products in densities ranging from 2 Mbit up to 36 Mbit and clock speeds of up to 200 MHz. Our asynchronous SRAMs support the full range of 3.3V and 5V asynchronous SRAMs used with mainstream digital signal processors (“DSPs”) and microcontrollers. They are offered in densities ranging from 64 Kbit up to 4 Mbit, speed grades as fast as 10ns and in both commercial and industrial temperature grades. Currently, our most advanced SRAM products are manufactured using 0.13-micron process technology. Sales of our SRAM products accounted for 43% of our net revenue in fiscal 2005, 44% of our net revenue in fiscal 2004, and 41% of net revenue during fiscal 2003.

Dynamic Random Access Memory Products
      In fiscal 2004, we ceased developing new DRAM products. Currently DRAM product revenue is derived solely from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenue in fiscal 2006 and will eventually decline to $0. Sales of our DRAM products accounted for 7% of our net revenue in fiscal 2005, 23% of net revenue in fiscal 2004 and 34% of net revenue in fiscal 2003.

Product Development
      Timely development and introduction of new products are essential to maintaining our competitive position. We currently develop the vast majority of our products in-house. We use computer-aided design environments to design and prototype new products. Our design process uses network computing, high-level design methodologies, logic and circuit simulators, field-programmable gate array based prototyping and synthesis and physical design tools. During fiscal 2005, 2004, and 2003, we spent approximately $19.6 million, $24.7 million, and $22.9 million, respectively, on product development activities. We plan to continue to invest substantial amounts in development to design additional products.
      The markets for our products are characterized by rapid technological change, evolving industry standards and product obsolescence. Our future success will be highly dependent upon the timely completion and introduction of new products at competitive performance levels. The success of new product offerings, and our existing product lines, depends on a variety of factors, including product selection, successful and timely completion of product development, our ability to secure sufficient foundry, assembly and test capacity for volume manufacturing of our product at competitive prices, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by our independent foundries and our ability to offer products at competitive prices. There can be no assurance that we will be able to identify new product opportunities successfully, or develop and bring to market such new products in a timely and cost effective manner, or that we will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that we can secure adequate capacity for the production of such products, or obtain acceptable manufacturing yields necessary to enable us to offer products at competitive prices. Additionally, there can be no assurance that our products will gain or maintain market acceptance. Such inabilities could materially and adversely affect our results of operations.
      The markets for our products are volatile and subject to rapid technological and price change. Any inventory of products in the markets we serve may be subject to obsolescence and price erosion, which could materially and adversely affect our results of operations.

Customers
      Our primary customers are major domestic and international manufacturers of personal computer and computer peripherals, consumer, networking, telecommunications and wireless products. A decline in demand for our products in these industries or lack of success in developing new markets or new products has had and may continue to have a material adverse effect on our results of operations.
      Sales to our customers are typically made pursuant to specific purchase orders, which may be canceled by the customer without enforceable penalties. In fiscal 2005, Celestica AG, located in Switzerland, accounted for 12% of our net revenue consisting primarily of Systems Solutions revenue in our Non-Memory segment. The loss of this customer would have a material adverse effect on our business and results of operations. During each of fiscal 2004 and fiscal 2003 no single customer accounted for more than 10% of our net revenue.

      Historically, the semiconductor industry in general, and the semiconductor memory business in particular, has experienced cyclical downturns in business every few years. The industry experienced such a downturn in the mid 1990’s and had recovered during the late 1990’s. Beginning in the fourth fiscal quarter of fiscal 2001 and continuing through the first half of fiscal 2004, we, along with others in our industry experienced a significant downturn. During fiscal 2005, we continued to experience lackluster demand for our memory products while continuing our diversification strategy. There can be no assurance that we will be able to manage our business in a manner so as to prepare for downturns, if they occur. Additionally, even if we are able to prepare for downturns, any such downturns would have a significant and material negative impact on our ability to sell products and our results of operations, and such a negative impact on our results may last several years.

Sales and Marketing
      We market and distribute our products through a network of sales offices, manufacturers’ representatives and distributors throughout North America, Europe, Asia and the rest of the world.
      We use manufacturers’ representatives and distributors who are not subject to minimum purchase requirements and who can discontinue marketing our products at any time. Many of our distributors are permitted to return a limited amount of product purchased in exchange for future orders. The loss of one or more manufacturers’ representatives or distributors could have a material adverse effect on our results of operations. We believe that our relations with our manufacturers’ representatives and distributors generally are good.
      We believe that customer service and technical support are important competitive factors in selling to major customers. We provide technical support to our customers worldwide. Distributors and manufacturers’ representatives supplement our efforts by providing additional customer service at a local level. We also work closely with our customers in the qualification of our products and providing the needed quality and reliability data. We believe that close contact with our customers not only improves our customers’ level of satisfaction, but also provides important insights into future market directions.
      International revenue accounted for approximately 65%, 67% and 68% of net revenue in fiscal 2005, 2004 and 2003, respectively. We expect that international sales will continue to represent a significant portion of net revenue for us in each of our segments. In addition, our products are manufactured, assembled and tested by independent third parties primarily located in Asia and North America, and we have in the past, and intend in the future, to make investments in certain foundries in Asia or elsewhere, including Israel, in order to secure production capacity. Due to our international sales and our reliance on independent third parties to manufacture, assemble and test our products, we are subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. We are also subject to general geopolitical risks in connection with our international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because our international sales generally are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies. There can be no assurance that such regulatory, geopolitical or other factors will not adversely impact our results of operations in the future or require us to modify our current business practices.

Manufacturing
      We subcontract our manufacturing to independent foundries, which allows us to avoid the significant capital investment required for wafer fabrication facilities. Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. Additionally, there is an ongoing risk that our suppliers of wafer fabrication, wafer sort, assembly and test services may increase the price for the services they provide to the point that renders our products unprofitable. We design our products using proprietary circuit modules and standard fabrication processes in order to operate within the process parameters of our contract manufacturers.
      Our major foundry relationships are with Chartered Semiconductor Manufacturing Ltd. (“Chartered”) in Singapore, Tower Semiconductor, Ltd. (“Tower”) in Israel, Samsung in South Korea and United Microelectronics Corporation (“UMC”) in Taiwan and Japan. In fiscal 2001, we entered into a foundry production agreement with Tower, in conjunction with an investment in a new fabrication facility being constructed by Tower in Israel. Although we believe we currently have adequate capacity to address market requirements, there can be no assurance that in the future our current foundry relationships, together with any additional sources, would be able to satisfy, or our current foundries would be willing to satisfy, all of our requirements on a timely basis. We have encountered delays in the qualification process and production ramp-up in the past, and qualification or production ramp-up at any additional foundries could take longer than anticipated. We have entered into equity arrangements in order to obtain an adequate supply of wafers; especially wafers manufactured using advanced process technologies. To the extent we have resources available, we may continue to consider various possible transactions, including, but not limited to, equity investments in independent wafer manufacturers in exchange for guaranteed production; the formation of new companies to own and operate foundries; the usage of “take or pay” contracts that commit us to purchase specified quantities of wafers over extended periods; and the licensing of certain of our designs in order to obtain an adequate supply of wafers using advanced process technologies. There can be no assurance, however, that we would be able to consummate any such transaction in a timely manner, or at all, or on terms commercially acceptable to us. Although we have access to wafer capacity at both Chartered and Tower, we have no “take or pay” agreements in place nor any contractual obligations to start and take delivery of any minimum number of wafers in any period.
      We have in the past experienced disruption of the operations at our foundries, and any future disruptions for any reason, including work stoppages, epidemic, fire, earthquakes, or other natural disasters, could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.
      We are using multiple sources for certain of our products, which may require our customers to perform separate product qualifications. We have not, however, developed alternate sources of supply for certain other products, and a single foundry typically produces our newly introduced products until alternate sources can be qualified. The requirement that a customer perform separate product qualifications or a customer’s inability to obtain a sufficient supply of products from us may cause that customer to satisfy its product requirements from our competitors, which would adversely affect our results of operations.
      Reliance on these foundries involves several risks, including constraints or delays in timely delivery of our products, reduced control over delivery schedules, quality assurance, costs and loss of production due to seismic activity, weather conditions and other factors. Although we continuously evaluate sources of supply and may seek to add foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our results of operations. There can be no assurance that problems affecting manufacturing yields of our products will not occur in the future.
      We use offshore subcontractors, which are located primarily in Taiwan, the Philippines, Malaysia, India and Singapore, for die assembly and testing. In the assembly process, the silicon wafers are separated into individual dies that are then assembled into packages and tested in accordance with procedures developed by us. Following assembly, the packaged devices are further tested and inspected pursuant to our quality assurance program before shipment to customers. While the timeliness, yield and quality of product deliveries from our suppliers of assembly and test services have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstances that would require us to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in our revenue, and other adverse effects on our results of operations. Most of our wafer foundries, assembly and testing facilities comply with the requirements of ISO 9000.

      There is an ongoing risk that the suppliers of wafer fabrication, wafer sort, assembly and test services may increase their prices to the point that renders our products unprofitable. The occurrence of such price increases could have a material adverse effect on our results of operations.
      We also are subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of our products. Shortages of raw materials or disruptions in the provision of services by our assembly or testing houses or other circumstances that would require us to seek alternative sources of supply, assembly or testing could lead to constraints or delays in timely delivery of our products. Such constraints or delays may result in the loss of customers, limitations or reductions in our revenue or other adverse effects on our results of operations. Our reliance on outside foundries and independent assembly and testing houses involves several other risks, including reduced control over delivery schedules, quality assurance and costs. Interruptions in supply at our foundries, assembly or testing houses may cause delays in delivery of our products. The occurrence of any supply or other problem resulting from the risks described above could have a material adverse effect on our results of operations.

Competition
      The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of our customers may be purchasing products from both our competitors and us. Our principal competitors in each of our segments include Cypress Semiconductor Corporation, ICS Incorporated, Integrated Silicon Solutions, Inc., Maxim Integrated Products, PLX Technology Inc., Pericom Semiconductor Corporation, Samsung Corporation, Toshiba Corporation, and other U.S., Japanese, Korean and Taiwanese manufacturers. Most of our competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with our customers than we do. During an industry downturn such as the recent downturn and such as has occurred previously, companies that have broader product lines and longer-standing customer relationships may be in a stronger competitive position than we are. In addition, we have entered into new markets where we face additional competition. Markets for most of our products are characterized by intense price competition. Our future success will be highly dependent upon the successful development and timely introduction of new products that meet the needs of the market at a competitive price. There can be no assurance that we will be able to develop or market any such products successfully. We believe that our ability to compete successfully depends on a number of factors both within and outside of our control, including price, product quality, performance, success in developing new products, adequate foundry capacity, sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of our products by effective utilization of intellectual property laws and general market and economic conditions. There can be no assurance that we will be able to compete successfully in the future.

Licenses, Patents and Maskwork Protection
      We seek to protect our proprietary technology by filing patent applications in the United States and registering our circuit designs pursuant to the Semiconductor Chip Protection Act of 1984. As of May 31, 2005, we hold 89 United States patents covering certain aspects of our product designs or manufacturing technology, which patents expire between 2009 and 2025. We also have 14 pending United States patent applications, two of which have been allowed and are expected to be issued as patents. No assurance can be given that the claims allowed on any of our patents will be sufficiently broad to protect our technology. In addition, no assurance can be given that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us. The loss of patent protection on our technology or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully in our products’ business across the Company and each of our reportable segments. There can be no assurance that any existing or future patent applications by us will result in issued patents with the scope of the claims sought by us, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others.

In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of ours.
      The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. We have from time to time received and believe that we likely will receive in the future, notices alleging that our products, or the processes used to manufacture our products, infringe upon the intellectual property rights of third parties. If we determine that we possibly infringe upon a patent and the patent appears valid, we will attempt to negotiate a license, if possible. The ultimate conclusion with respect to any alleged infringement must be determined by a court or administrative agency in the event of litigation, and there can be no assurance that a court or administrative agency would determine that our products do not infringe upon the patents in question. As of the date of this report, we do not believe that we have infringed upon any patents asserted by third parties against us, and we do not believe any failure to obtain a license for any such patents will have a material adverse effect on our business. Patent litigation is inherently uncertain and we cannot predict the result of any such litigation or the level of damages that could be imposed if it were determined that certain of our products or processes infringe upon any of the patents in question.
      Copyrights and maskwork protection are also key elements in the conduct of our business. We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees and consultants, and with third parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.
Backlog
      Sales of our products are made pursuant to standard purchase orders. Purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in the customers’ requirements and to price renegotiations. In addition, orders typically may be canceled at the discretion of the buyer without enforceable penalty. Our business, in line with that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules. Also, our actual shipments depend on the manufacturing capacity of our foundries and subcontractors. Finally, capacity constraints or unexpected manufacturing delays may prevent us from meeting the demand for certain products. Accordingly, our backlog is not necessarily indicative of future sales. As of March 31, 2005, our backlog amounted to approximately $2.5 million, compared to $4.8 million as of March 31, 2004.

Investments
      We have had and continue to hold significant investments in marketable securities and investments in shares that are classified as long-term. We recorded an “other-than-temporary” write-down of approximately $6.1 million in our short-term investment in Tower ordinary shares and a write-down of $10.6 million in our long-term investment in Tower ordinary shares during fiscal 2005. We recorded this write-down as a result of a 57% decrease in the price of Tower ordinary shares during the last two quarters of fiscal 2005. We did not record any “other-than-temporary” write-downs during fiscal 2004. During fiscal 2003, certain of our investments in marketable securities experienced declines in market value as a result of the continued economic slowdown in the semiconductor industry and declines in the stock market in general. As a result, we recorded “other-than-temporary” write-downs in these investments. During the second and third quarters of fiscal 2003, we recorded pretax, non-operating losses of $673,000 and $16.2 million, respectively, on two of our investments. During the third quarter of fiscal 2003, we recorded a pretax, non-operating loss of $14.1 million on our long-term investment in Tower ordinary shares. At March 31, 2005, a portion of our investment in Tower ordinary shares was classified as long-term due to certain selling restrictions.
United Microelectronics Corporation
      At March 31, 2005, we owned approximately 128.1 million shares of United Microelectronics Corporation (“UMC”) common stock, representing approximately 0.8% ownership. At March 31, 2004, we owned approximately 161.5 million shares of UMC common stock, representing approximately 1.0% ownership. We received a stock dividend of approximately 12.0 million shares of UMC common stock in July 2004.
      We account for our investment in UMC as an available-for-sale marketable security in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In fiscal 2005, we sold 45.4 million shares of UMC common stock for $31.8 million and recorded a pretax, non-operating gain of $8.0 million.
      As of March 31, 2004, all 145 million shares of UMC common stock, which had been pledged as collateral, had been released by Chinatrust Commercial Bank, Ltd. (“Chinatrust”) as a result of a full repayment of our outstanding debt with Chinatrust.
      UMC’s common stock price has historically experienced significant fluctuations in market value, and has experienced significant decreases in market value. Given the market risk for UMC common stock, there can be no assurance that our investment in UMC will maintain its value.
Tower Semiconductor Ltd.
      At March 31, 2005, we owned 8,908,391 ordinary shares of Tower of which 3,207,024 were classified as short-term and accounted for as available-for-sale marketable securities in accordance with SFAS 115. We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:

•	30% of all Tower shares acquired by us (including shares acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments, shares acquired as a result of Tower’s rights offering in September 2002, and shares which may be acquired upon exchange of certain wafer credits) are unrestricted and available-for-sale;
•	the remaining 70% of all Tower shares acquired by us are restricted from sale, transfer, or disposition until January 2006; and
•	between January 2006 and January 2008 we may transfer no more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.
      During the fourth quarter of fiscal 2005, we wrote down our short-term and long-term investments in Tower shares and recorded a pretax, non-operating loss of approximately $16.7 million. We determined at that time that the decline in the price of Tower ordinary shares was other than temporary due to a 57% decrease in the share price during the last two quarters of fiscal 2005. During the third quarter of fiscal 2003, we wrote down our investment in Tower ordinary shares and recorded a pretax, non-operating loss of approximately $14.1 million due to an other than temporary decrease in the share price of Tower ordinary shares.
      As of March 31, 2005, we also held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will not occur until December 2007. We will also retain our option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006. As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006.
      Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.
      N. Damodar Reddy, our Chairman and Chief Executive Officer, is a director of Tower. As of March 31, 2005, we had a 13.6% share ownership position in Tower.
      A timeline of our investments in Tower is as follows (in millions, except number of shares and per share amounts):

		Share	Investment	Investment in	Total
Period	# of Shares	Price	in Shares	Wafer Credits	Investment

FY 2001	1,233,241	$13.24	$16.3	$14.7	$31.0
FQ1 2002	366,690	12.50	4.6	6.4	11.0
FQ2 2002(a)	1,255,848	12.75	16.0	(16.0)	0.0
FQ1 2003	1,071,497	6.16	6.6	4.4	11.0
FQ3 2003	1,344,829	4.91	6.6	4.4	11.0
(b)	794,995	5.03	4.0		4.0
FQ1 2004	1,206,839	2.98	3.6		3.6
FQ2 2004	228,546	2.98	0.7		0.7
FQ3 2004	777,295	2.98	2.3		2.3
FQ4 2004	628,611	7.00	4.4		4.4

Totals	8,908,391		$65.1	$13.9	$79.0

(a)	Conversion of wafer credits to ordinary shares

(b)	Tower rights offering
Vitesse Semiconductor Corporation
      During the third quarter of fiscal 2005, we sold 95,577 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”) for proceeds of $324,000 and realized a pretax, non-operating gain of $258,000. We no longer hold a position in Vitesse common stock. We had accounted for our investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.
      In January 2001, we entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements had repayment provisions that incorporated a collar arrangement with respect to 490,000 shares of Vitesse common stock. We had the option to settle the contracts by either delivering shares of Vitesse common stock or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements (the “Settlement Date”). The number of Vitesse shares to be delivered or the amount of cash to be paid was determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the Settlement Date. On January 24, 2003, we settled our derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, we settled our derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.
Adaptec, Inc.
      During the third quarter of fiscal 2005, we sold 154,444 shares of Adaptec common stock for proceeds of $1.2 million and realized a pretax, non-operating loss of $540,000. We no longer hold a position in Adaptec common stock.
      In December 2001, we entered into a derivative contract with a brokerage firm and received aggregate cash proceeds of $5.0 million. The contract had repayment provisions that incorporated a collar arrangement with respect to 362,173 shares of Adaptec common stock. We had to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered was determined by a formula in the contract based upon the market price of the Adaptec shares on the maturity date of the contract. In June 2003, we settled the derivative contract we had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract.

Alliance Venture Management, LLC
      In October 1999, we formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management does not directly invest in the investment funds with us, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy, our Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors.
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
      Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors and members of our senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding.
      Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). In fiscal 2005, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $843,000 with the remaining amount being income to Alliance Venture Management. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2005, fiscal 2004 or fiscal 2003.
      No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2005, fiscal 2004 or fiscal 2003.
      After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom Corporation, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2005, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2005, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $61.1 million in 17 companies with a fund allocation of $100 million. As of March 31, 2005, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $37.6 million in eight companies, with a total fund allocation of $40.0 million. As of March 31, 2005, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $28.0 million in ten companies, with a total fund allocation of $60.0 million. During fiscal 2005, we invested approximately $8.9 million in Alliance Ventures investee companies.
      We do not intend to invest in any new companies through Alliance Ventures.
      In fiscal 2005, 2004 and 2003, we recorded write-downs in Alliance Ventures investee companies of approximately $2.7 million, $5.5 million and $19.0 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $16.0 million, $14.1 million and $15.2 million during fiscal 2005, 2004 and 2003, respectively.
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
      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. We acquired Chip Engines, Inc. (“Chip Engines”) in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy Venture Partners according to the terms of the note. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 15 to Consolidated Financial Statements.”
Solar Venture Partners, LP
      Through March 31, 2005, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of March 31, 2005, we held a 73% interest in Solar.
      Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to its ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2005, 2004 and 2003, we recorded equity in the loss of investees of approximately $959,000, $1.3 million and $1.4 million, respectively, and recorded write-downs in certain Solar investments of $473,000, $300,000 and $5.8 million, respectively.

      C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of our directors, officers and employees including C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 15 to the Consolidated Financial Statements.”
Equity Method Investments
      The majority of our investments in venture funds are accounted for under the equity method of accounting. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 8 — Private Equity Investments” in the Consolidated Financial Statements.
      We review our share of the underlying assets of the companies in which we invest and if our investment is greater than the underlying assets, we generally allocate excess to goodwill as most of the investee companies are in their early formation stage.
      We also perform an analysis on individual venture investee companies in accordance with FIN 46 “Consideration of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the holders of the variable interest in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance it’s activities without additional subordinated financial support from other parties. As of March 31, 2005, we had one investee company which would qualify as a VIE and for which we were the primary beneficiary. The impact of consolidation of this VIE was not material to our consolidated financial statements.
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
      When the Act was written, its drafters (and Congress) concluded that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential need to provide additional investor protection, the Act and rules under it contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it, on an unconsolidated basis, either holds more than 45% of its non-cash assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by our board of directors.
      We made our investments in Chartered, UMC and Tower as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Because of the appreciation in value of certain of our investments, including our strategic wafer manufacturing investments, we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.
      On the other hand, we believe that the investments that we currently hold in UMC and Tower, and previously held in Chartered, even though in companies that we do not control, are properly regarded as strategic deployments of our assets for the purpose of furthering our integrated circuit business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the Securities and Exchange Commission (“SEC”) utilizes in determining investment company status, we have never held ourselves out as an investment company; our historical development has focused almost exclusively on the integrated circuit business; the activities of our officers and employees have been overwhelmingly addressed to achieving success in the integrated circuit business; and prior to the past few years, our income (and losses) have been derived almost exclusively from the integrated circuit business. Accordingly, we believe that we are properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.
      We believe that we could be viewed as holding a larger portion of the assets in investment securities than is presumptively permitted by the Act for a company that is not registered under the Act. In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming the non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve the status under the Act. First, we have engaged in a routine process to sell certain of our assets that could be deemed to be “investment securities” for purposes of the Act. Specifically, from April 1, 2002 through March 31, 2005, we sold over 59% of our UMC holdings. As a result, together with market factors, the aggregate value of our UMC holdings declined from $470.3 million to $77.5 million. In addition, consistent with prevailing market conditions and the interests of our stockholders, we sold all of our holdings in Adaptec, Inc., Chartered, Magma Design Automation, Broadcom Corporation, PMC-Sierra Corporation and Vitesse Semiconductor Corporation. We continue to work to reduce certain of our holdings, including UMC, consistent with market factors, and the interests of our stockholders. Second, we have engaged in a systematic review of our existing holdings to identify those holdings that are viable candidates to become our controlled subsidiaries, which generally are not deemed “investment securities.” For example, we acquired Chip Engines in January 2003. Third, we have ceased acquiring interests in any new companies through Alliance Ventures. We cannot be certain the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to register as an investment company or divest ourselves of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.
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
      If we elect to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon us. These would include, but not be limited to, a requirement that at least 40% of our board of directors not be “interested persons” of Alliance Semiconductor as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to us in view of the competitive circumstances in which we seek to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control us in entities in which we are also investing (which could require us to abandon or significantly restructure our management arrangements, particularly with respect to our investment activities). While we could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that we would deem practical. Additionally, we would be required to report our financial results in a different form from that currently used by us, which would have the effect of turning our Statement of Operations “upside down” by requiring that we report our investment income and the results of our investment activities, instead of our operations, as our primary sources of revenue.
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
Employees
      As of March 31, 2005, we had 281 full-time employees, consisting of 212 in research and development, 12 in marketing, 17 in sales, 18 in administration and 22 in operations. Of the 212 research and development employees 30 are in the US and 182 are in India. We believe that our future success will depend, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for which competition is intense. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.
      We have recently experienced and may continue to experience growth in the number of our employees and the scope of our operating and financial systems, resulting in increased responsibilities for our management. To manage future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate and manage our employees. There can be no assurance that we will be able effectively to manage future growth, and the failure to do so could have a material adverse effect on our results of operations.
      We depend to a large extent on the continued contributions of our founders, N. Damodar Reddy, Chairman of the Board, Chief Executive Officer and President of Alliance Semiconductor, and his brother C.N. Reddy, Executive Vice President for Investments and Director of Alliance Semiconductor (collectively referred to as the “Reddys”), as well as other officers and key design personnel, many of whom would be difficult to replace. In the last few years, a number of officers and design personnel left us to pursue various other opportunities. As a result of these departures, some projects have been delayed; however, these delays have not had a material impact on our business. The future success of Alliance Semiconductor will depend on our ability to attract and retain qualified technical and management personnel, particularly highly-skilled design engineers involved in new product development, for which competition is intense. The loss of either of the Reddys or key design personnel could delay product development cycles or otherwise have a material adverse effect on our business. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of new and replacement personnel.
Web Site Access to Our Periodic SEC Reports
      Our primary Internet address is www.alsc.com. We make our periodic SEC Reports (Forms 10-Q and 10-K) and current reports (Form 8-K) as well as proxy statements (Schedule 14A) and Section 16 filings by certain officers, directors and stockholders of Alliance Semiconductor (Forms 3, 4 and 5) available free of charge through our Web site on the same day those filings are made. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

Item 2.	Properties
      Our executive offices and principal marketing, sales and administrative operations are located in a 56,600 square foot leased facility in Santa Clara, California under a lease which expires in July 2006. We have an option to extend the lease for a term of five years. We also lease office space in Hsin-Chu, Taiwan to manage the logistics of the wafer fabrication, assembly and testing of our products manufactured in Taiwan. We lease one building to house our design center in Bangalore, India and have purchased a parcel of land in an office park under development in Hyderabad, India for product development. We also lease a building in Hyderabad, India to support our design center there. This leased facility was acquired as part of our acquisition of Chip Engines. Additionally, we lease sales offices in Natick, Massachusetts; Foothill Ranch, California; Bracknell, United Kingdom; Taipei, Taiwan; Tokyo, Japan; and Shenzhen, China. We use all of our facilities for both reportable segments of our business except for the Hyderabad design center which exclusively supports the Non-Memory segment. We believe that our facilities are suitable and adequate for our needs as a company and for each of our reportable segments.

Item 3.	Legal Proceedings
      In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. In February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and our Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the default judgment against us. The plaintiffs appealed the setting aside of the default judgment against us to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against us. We believe the resolution of this matter will not have a material adverse effect on our financial condition or our results of operations. From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had effected service on Alliance. Alliance has been granted leave to appeal this decision to the British Columbia Court of Appeal and this appeal is currently underway. That application is ongoing, and the court has not yet issued a ruling.
      On December 3, 2002, Alliance Semiconductor and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of us. In its complaint, SegTec alleges that we terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that our termination of the Agreement was without cause and that we have materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on us and our former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commission related dispute. All remaining causes of action unrelated to the commission related dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. Due to the early stage of the litigation, we cannot determine what, if any, effect resolution of this matter will have on our financial condition.
      In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s stockholders (including Alliance Semiconductor). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including Alliance) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and Alliance Semiconductor) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary stockholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. We have reviewed a copy of the complaint, believe we have meritorious defenses and intend to defend vigorously against the claims asserted against it. Due to the early stage of the litigation, we cannot determine what, if any, effect resolution of this matter will have on our financial condition.
      On February 18, 2005, Kenneth Patrizio, one of our former employees of Alliance Semiconductor International Corp., filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related violations. The Company and Mr. Khan intend to vigorously defend the suit. Discovery has not begun, so at this early time it is impossible to predict whether the likelihood of an unfavorable outcome is probable or remote.
      In addition, we are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
Executive Officers of the Registrant
      Information concerning executive officers of Alliance Semiconductor as of March 31, 2005, is set forth below:

Name	Age	Position

N. Damodar Reddy	66	Chairman, President and Chief Executive Officer
C.N. Reddy	49	Executive Vice President for Investments, Director
Jeff Parsons	45	Vice President, Finance and Administration, and Chief Financial Officer

      N. Damodar Reddy is the co-founder of Alliance Semiconductor and has served as our Chairman of the Board, Chief Executive Officer and President from our inception in February 1985. Mr. Reddy also served as our Chief Financial Officer from June 1998 until January 1999. Under his guidance, we created the fabless model that many memory companies follow today. From September 1983 to February 1985, Mr. Reddy co-founded and served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. In 1995, Mr. Reddy was selected as “Entrepreneur of the Year” in Northern California, an award sponsored by Inc. magazine, Ernst and Young, and Merrill Lynch. Mr. Reddy is a member of the board of directors of Tower Semiconductor Ltd., a publicly traded company, as well as serving on the board of several other privately held companies. He holds a B.S. degree in Electrical Engineering from Osmania University, a M.S. degree in Electrical Engineering from North Dakota State University and a M.B.A. from Santa Clara University. N. Damodar Reddy is the brother of C.N. Reddy.
      C.N. Reddy is the co-founder of Alliance Semiconductor and has served as a director of Alliance Semiconductor since our inception in February 1985. Mr. Reddy served as Secretary to Alliance Semiconductor from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as our Vice President — Engineering. In May 1993, he was appointed Senior Vice-President — Engineering and Operations of Alliance Semiconductor. In December 1997, he was appointed Executive Vice President and Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is named inventor of over 15 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy. Mr. Reddy serves on the Board of Directors of many privately held companies, including several companies in which Alliance Venture Management’s investment funds hold equity interests.
      Jeff Parsons joined Alliance Semiconductor in August 2002 as the Corporate Controller and was appointed the Vice-President of Finance and Administration and Chief Financial Officer effective January 15, 2005. Prior to joining Alliance, Mr. Parsons served as the Director of Finance at Lara Networks from February 2000 to August 2001. He also served as a Director of Finance for Cirrus Logic from April 1996 to July 1999 and worked as a Divisional Controller at Cypress Semiconductor from September 1993 to March 1996. Mr. Parsons received his B.A. from Vanderbilt University in 1980 and his M.B.A. from Carnegie-Mellon University in 1983.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock is listed on the NASDAQ National Market under the symbol ALSC. We completed our initial public offering on December 1, 1993. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on NASDAQ for our Common Stock.

	High	Low

Fiscal Year 2005
1st Quarter (from March 28, 2004 to June 26, 2004)	$8.25	$5.22
2nd Quarter (from June 27, 2004 to September 25, 2004)	5.95	3.54
3rd Quarter (from September 26, 2004 to December 25, 2004)	3.74	3.26
4th Quarter (from December 26, 2004 to March 26, 2005)	3.71	2.55
Fiscal Year 2004
1st Quarter (from March 30, 2003 to June 28, 2003)	$4.94	$3.20
2nd Quarter (from June 29, 2003 to September 27, 2003)	6.49	4.27
3rd Quarter (from September 28, 2003 to December 27, 2003)	8.73	5.44
4th Quarter (from December 28, 2003 to March 27, 2004)	9.24	6.55
      As of May 31, 2005, there were approximately 110 holders of record our Common Stock.

Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities
      We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended March 31, 2005.

Item 6.	Selected Financial Data
      At March 31, selected consolidated financial information for each of the last five fiscal years is as follows and should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years (in thousands, except per share amounts):

	2005	2004	2003	2002	2001

Selected Consolidated Statement of Operations Data:
Net revenue	$23,599	$26,671	$18,522	$26,547	$208,678

Loss from operations	(36,137)	(34,443)	(63,611)	(79,137)	(12,692)

Gain/(loss) on investments, write-down of marketable securities and venture investments, loss in investees accounted for under the equity method, and other income (expense), net	(30,666)	252	(62,872)	(311,990)	(439,585)

Loss before cumulative effect of change in accounting principle(1)	(49,811)	(19,411)	(106,048)	(242,771	(272,321)

Net Loss	$(49,811)	$(19,411)	$(106,048)	$(240,716)	$(272,321)

Net loss per share before effect of change in accounting principle(1)
Basic and Diluted	$(1.41)	$(0.55)	$(2.85)	$(5.91)	$(6.58)

Net loss per share:
Basic and Diluted	$(1.41)	$(0.55)	$(2.85)	$(5.86)	$(6.58)

Weighted average number of common shares:
Basic and Diluted	35,402	35,093	37,160	41,078	41,376

	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Working capital	$38,378	$93,384	$83,572	$323,791	$319,289
Total assets	159,541	267,097	242,722	682,570	853,243
Stockholders’ equity	97,421	174,722	159,220	451,255	547,289
Long-term obligations	45	241	312	4,808	12,568

(1)	We recognized a gain from the impact of an accounting change in fiscal 2002 which increased stockholder’s equity by $2.1 million. The gain was realized from our adoption of SFAS 133 and designating two derivative instruments on our books as fair value hedges.

      The following table summarizes selected consolidated financial information (unaudited) for the fiscal quarters for each of the last two fiscal years ended March 31, 2005 and 2004, respectively (in thousands, except per share amounts):

	Fiscal Year 2005				Fiscal Year 2004

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Operating Summary:
Net revenue	$5,628	$5,300	$5,535	$7,136	$8,934	$7,102	$5,561	$5,074

Gross profit (loss)	(213)	1,002	(2,941)	(423)	257	2,402	1,343	1,829

Loss from operations	(9,702)	(6,684)	(11,325)	(8,426)	(8,819)	(7,254)	(9,608)	(8,762)

Gain (loss) on investments, write-down of marketable securities and venture investments, loss in investees accounted for under the equity method, and other income (expense), net	(20,925)	(6,212)	(3,019)	(510)	7,182	1,932	(2,397)	(6,465)

Net loss	$(23,157)	$(9,876)	$(10,147)	$(6,631)	$4,792	$(6,632)	$(4,540)	$(13,031)

Net loss per share:
Basic	$(.65)	$(.28)	$(.29)	$(.19)	$0.14	$(0.19)	$(0.13)	$(0.37)

Diluted	$(.65)	$(.28)	$(.29)	$(.19)	$0.13	$(0.19)	$(0.13)	$(0.37)

Weighted average number of common shares:
Basic	35,515	35,475	35,353	35,262	35,208	35,141	35,033	34,988

Diluted	35,515	35,475	35,353	35,262	35,897	35,141	35,033	34,988

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our Consolidated Financial Statements, and the accompanying notes to Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Overview
      We are a fabless semiconductor company that designs, develops, and markets high-performance memory, analog and mixed signal, and systems solutions products. We operate in two reportable segments: Memory segment and Non-Memory segment. The Memory business unit primarily designs, manufactures and sells SRAM and DRAM devices. SRAM and DRAM sales, which are characterized by intense price pressure and declining margins, have traditionally comprised the majority of our revenue. This business unit contributed 50% of our net revenue during fiscal 2005. In fiscal 2004, we ceased developing new DRAM products. Currently DRAM product revenue is derived solely from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenue in fiscal 2006, compared to fiscal 2005, as well as on a quarter to quarter basis. DRAM revenue decreased by 75% in fiscal 2005, compared to fiscal 2004, and will eventually decline to $0. Our Non-Memory segment aggregates two operating segments: the Analog and Mixed Signal business unit and the System Solutions business unit. Our Analog and Mixed Signal business unit designs, manufactures and sells products designed to provide Analog and Mixed Signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog and Mixed Signal business unit has traditionally accounted for a small, but growing portion of our revenue. Net revenue from Analog and Mixed Signal products comprised 31% of our net revenue during fiscal 2005 and increased by 70%, compared to fiscal 2004. Our System Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage, and server markets. The System Solutions business unit has traditionally accounted for a small portion of our revenue. During fiscal 2005, net revenue from System Solutions products comprised 19% of our net revenue and decreased by less than 1%, compared to fiscal 2004. Discrete financial information for each reportable segment, including profit or loss and expenses, was not available prior to fiscal 2004.
      Our net revenue for fiscal 2005, 2004 and 2003 was $23.6 million, $26.7 million and $18.5 million, respectively. The decrease in net revenue in fiscal 2005, compared to fiscal 2004, was driven primarily by a $4.7 million decrease in DRAM revenue offset by a $3.0 million increase in Analog and Mixed Signal revenue. The increase in net revenue in fiscal 2004, compared to fiscal 2003, was driven by a $3.9 million increase in Memory net revenue and a $2.9 million increase in Systems Solutions revenue. Revenue from our Non-Memory business units comprised 50% of net revenue in fiscal 2005, compared to 33% in fiscal 2004. This is consistent with our strategy of diversifying our product portfolio to reduce our dependence on Memory products which generally experience volatile demand and pricing and lower gross margins.
      As a fabless semiconductor company, we rely on third parties to manufacture, assemble and test our products. Our agreements with third party foundries do not include any guaranteed capacity or “take or pay” provisions. As a result of our dependence on third-party wafer foundries, principally Chartered and Tower, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add foundries and improve yields of die per wafer. In the past, we have experienced constraints in the supply of wafers from certain of our foundries, however, we are not currently experiencing such constraints. Any such future constraints may have a material adverse effect on our revenue and operating results. In addition, we must order products and build inventory substantially in advance of product shipments. There is a risk that we will forecast incorrectly and produce excess or insufficient inventories of particular product due to volatile product demand, rapid technological and price change. This inventory risk is heightened because certain of our customers place orders with short lead times. As a result, we had to record pretax inventory charges of $9.3 million, $2.9 million and $6.3 million during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
      Our sales are generally made when purchase orders are received from customers. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.
      International net revenue, principally from customers in Europe and Asia, constituted approximately 65% of net revenue in fiscal 2005. All of our foundries and a majority of our assembly and test subcontractors are located abroad, and we have substantial operations in India. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. Additionally, we expect to expand our operations in India over the next several years, if possible. We plan to invest in this operation to the extent that we have the resources to do so.
      We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party wafer foundries we rely on to manufacture our products. During fiscal 2005, we recorded a write-down in our short and long-term investment in Tower ordinary shares of $16.7 million and a write-down of $3.2 million on one of our Alliance Ventures and Solar Venture Partners investee companies. Assets written down during fiscal 2004 and 2003 included our investments in Alliance Ventures Management and Solar Venture Partners’ funds as well as investments in marketable equity securities. We also hold a large portion of our assets in shares of UMC, a publicly traded company in Taiwan. As a majority of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions.

      Because of the significant investments we have made in other businesses, we could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940 (the “Act”). In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including a significant portion of our UMC common stock. During the third quarter of fiscal 2005 we also liquidated our investments in Adaptec and Vitesse common stock. No assurances can be given that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have operated and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased acquiring interests in any new companies through Alliance Ventures and taken certain additional actions.
      During fiscal 2005, we used cash of $37.9 million for operations and investments. This includes $29.0 million for operations and purchases of licenses and equipment and $8.9 million for investments in Alliance Ventures investee companies. We sold UMC, Vitesse, and Adaptec common stock shares for proceeds of $33.3 million to finance these activities. During 2004, we repaid in full our $43.6 million outstanding debt with Chinatrust resulting in the release of 145 million shares of UMC common stock, which was held as collateral against the loan. UMC common stock share sales have been, and are expected to continue to be, our main source of liquidity in the near term. There are no restrictions on our ability to sell our shares of UMC common stock and none of our holdings is collateralized. However, the value of our short-term investments in marketable securities, especially our holdings in UMC and Tower, has declined substantially in value in recent quarters, and may continue to decline in value in the future. Although there is an actively traded market for UMC common stock in Taiwan, the shares are not traded in the United States and are subject to many of the same risks as foreign currency in addition to the risks of a company subject to the fluctuations of the semiconductor industry. Continued decreases in the value of our holdings in UMC and Tower may require us to liquidate our holdings faster than we anticipate and result in less cash available for our continued operations. For example, as of March 31, 2005, a 10% decrease in the share price of UMC common stock would result in a $7.8 million decrease in working capital.
      We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, our business has used cash over the last several years and, to the extent we have the ability to do so, we plan to invest in our operations in India. Also, the value of our short-term investments in marketable securities, especially our holdings in UMC and Tower, has declined substantially in value in recent quarters and, as we have a limited ability to sell these securities, they may continue to decline in value in the future. Additionally, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed; however, we believe that it is too early to determine the impact on us of the resolution of this audit. In order to finance general corporate needs, as well as strategic acquisitions and investments in research and development and other general corporate needs, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance may impact our ability to raise capital. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our longer-term cash needs.

      Our net loss was $49.8 million, or $1.41 per share for fiscal 2005, compared to a net loss of $19.4 million, or $0.55 per share for fiscal 2004 and a net loss of $106.0 million, or $2.85 per share, for fiscal 2003.

Critical Accounting Policies
      The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our judgments and estimates including those related to inventory valuation, marketable securities, valuation of Alliance Ventures and Solar investments, and revenue recognition. The methods, estimates, and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.
Revenue Recognition
      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Collection is not deemed to be reasonably assured if customers receive extended payment terms.
      As we do not have any post-sales obligations or customer acceptance criteria after shipment, product revenue is generally recognized upon shipment of product to customers. We offer our customers a standard warranty for defective parts, and we record an allowance for warranty costs in the period in which the revenue is recorded.
      We offer certain distributor rights of return in the form of stock rotation rights. These rights allow the distributor to return products purchased from us having value up to a contracted fixed percentage of the prior quarter’s shipments to that distributor.
      We have established reserves for warranty claims, rights of returns and allowances on product sales, which are recorded in the same period in which the related revenue is recorded. These provisions are based on estimates using historical sales returns, warranty costs, analysis of credit memo data and other known factors, and these estimates are reviewed periodically to determine if recent actual data deviate from historical trends. If we made different judgments or utilized different estimates then material differences in the amount of our reported revenue may result. Actual returns could differ from these estimates.
Inventory Valuation
      Our policy is to value inventory at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. We recorded pretax, inventory charges of $9.3 million, $2.9 million and $6.3 million during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
Marketable Securities
      Marketable securities held by Alliance Semiconductor are valued at market prices with unrealized gains or losses recognized in other comprehensive income (loss) in the balance sheet. However, management evaluates our investment in marketable securities for potential “other-than-temporary” declines in value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process. During the fourth quarter of fiscal 2005, we recorded a pretax, non-operating write-down on our short-term investment in Tower ordinary shares of $6.1 million based on 57% decrease in the share price during the last two quarters of fiscal 2005. We also recorded a write-down on our long-term investment of Tower ordinary shares of $10.6 million. We did not record any write-downs in the fair value of our marketable securities during fiscal 2004. We recorded pretax, non-operating write-downs of $673,000 and $16.2 million during the second and third quarters of fiscal 2003, respectively.
Valuation of Alliance Ventures and Solar Venture Investments
      We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. As a result of management’s analysis of our venture investments, we recorded pretax, non-operating impairment charges related to Alliance Ventures of $2.7 million, $5.5 million and $19.0 million fiscal 2005, 2004 and 2003, respectively. We also recorded pretax, non-operating impairment charges related to Solar Venture Partners of $473,000, $300,000 and $5.8 million during fiscal 2005, 2004 and 2003, respectively.

Results of Operations
      At March 31, the percentage of net revenue represented by certain line items in our consolidated statements of operations are set forth in the table below:

	Percentage of Net Revenue

	2005	2004	2003

Net revenue	100%	100%	100%
Cost of revenue	111	78	215

Gross profit (loss)	(11)	22	(115)
Operating expense:
Research and development	83	92	124
Selling, general and administrative	52	59	96
Write-off of goodwill	7
Write-off of in-process research and development			8

Loss from operations	(153)	(129)	(343)
Gain on investments	33	110	76
Write-down of marketable securities and venture investments	(71)	(2)	(243)
Loss in investees accounted for under the equity method	(85)	(78)	(149)
Other expense, net	(7)	(30)	(24)

Loss before income taxes and minority interest in consolidated subsidiaries	(283)	(129)	(683)
Benefit for income taxes	(71)	(53)	(92)

Loss before minority interest in consolidated subsidiaries	(212)	(76)	(591)
Minority interest in consolidated subsidiaries	1	3	18
Net loss	(211)%	(73)%	(573)%

Net Revenue
      At March 31, net revenue by product line consisted of the following (in thousands, except percentage data):

	2005		2004		2003		Percentage Change

		% of Net		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Amount	Revenue	2005 vs 2004	2004 vs 2003

Memory Segment:
SRAM	$10,211	43%	$11,603	44%	$7,600	41%	(12)%	53%
DRAM	1,576	7%	6,257	23%	6,334	34%	(75)%	(1)%

Memory Segment Revenue	11,787	50%	17,860	67%	13,934	75%	(34)%	28%

Non-Memory Segment:
Analog and Mixed Signal	7,337	31%	4,316	16%	2,948	16%	70%	46%
System Solutions	4,475	19%	4,495	17%	1,640	9%		174%

Non-Memory Segment Revenue	11,812	50%	8,811	33%	4,588	25%	34%	92%

Net revenue	$23,599	100%	$26,671	100%	$18,522	100%	(12)%	44%

      In fiscal 2005, our net revenue decreased by $3.1 million, or 12%, to $23.6 million from $26.7 million in fiscal 2004. This decrease was due to a $6.1 million decrease in revenue from Memory products and a $3.0 million increase in revenue from our Analog and Mixed Signal and System Solutions in our Non- Memory Segment products. Revenue generated by our System Solutions business unit resulted primarily from products incorporating technology from a perpetual, royalty-free API license purchased during fiscal 2003. The decrease in Memory revenue resulted from a decrease in unit sales of 31% combined with a decrease in average selling prices (“ASPs”) of 11%. Our net revenue in fiscal 2004 increased by $8.1 million, or 44%, to $26.7 million from $18.5 million in fiscal 2003 due to a 35% increase in unit volume and a 6% decrease in ASPs. This increase was primarily due to an increase in Memory product revenue.
      Our SRAM net revenue for fiscal 2005 was $10.2 million, or approximately 43% of net revenue, compared to $11.6 million, or approximately 44% of net revenue, in fiscal 2004. This represents a decrease of $1.4 million, or 12%, from fiscal 2004, and resulted from an 8% decrease in unit sales combined with a 4% decrease in ASPs. During fiscal 2005, our megabits shipped decreased by 28%, compared to fiscal 2004, while our ASP per megabit increased by 22% resulting in an overall decrease in SRAM revenue of 12%. SRAM net revenue increased by $4.0 million, or 53%, in fiscal 2004 as compared to fiscal 2003. During fiscal 2004, we experienced higher unit volume shipments of higher density asynchronous SRAM products and initial volume shipments of synchronous SRAM products, both of which generally carry higher ASPs on a per unit basis than do lower density products. Lower density products comprised a greater percentage of unit shipments during fiscal 2003. As a result, our ASP on a per unit basis increased 9% in fiscal 2004 from fiscal 2003. During fiscal 2004, our megabits shipped increased 92% from fiscal 2003 and ASPs per megabit shipped decreased 21% which resulted in an overall increase in SRAM revenue of 53%.
      Our DRAM net revenue for fiscal 2005 was $1.6 million, or approximately 7% of net revenue, compared to $6.3 million, or approximately 23% of net revenue, in fiscal 2004. This represented a decrease of $4.7 million or 75% from fiscal 2004 and resulted from a 69% decrease in unit sales combined with a 20% decrease in ASPs. In fiscal 2004, DRAM net revenue decreased by 1% compared to fiscal 2003 due to a 28% decrease in unit sales combined with a 37% increase in ASPs. DRAM net revenue for fiscal 2003 was $6.3 million, or approximately 34% of net revenue. In fiscal 2004, we ceased developing new DRAM products. Currently DRAM product revenue is derived solely from supplying legacy DRAM products to existing customers. Our DRAM revenue will eventually decline to $0.
      Our Analog and Mixed Signal net revenue for fiscal 2005 was $7.3 million, or approximately 31% of net revenue, compared to $4.3 million, or approximately 16% of net revenue in fiscal 2004. This represents an increase of approximately $3.0 million in net revenue from fiscal 2004 and resulted from a 128% increase in unit sales combined with a 25% decrease in ASPs. Unit volumes tend to be greater in this business unit as the CPU Supervisors product line generates relatively large unit volumes at relatively low ASPs. Analog and Mixed Signal net revenue for fiscal 2003 was $2.9 million, or 16% of net revenue.
      Our System Solutions net revenue for fiscal 2005 was $4.5 million, or approximately 19% of net revenue, compared to $4.5 million, or approximately 17% of total revenue for fiscal 2004. Revenue decreased by less than 1% in fiscal 2005 compared to fiscal 2004 resulting from a 16% increase in unit sales offset by a 14% decrease in ASPs. System Solutions net revenue for fiscal 2003 was $1.6 million, or 9% of net revenue. At March 31, net revenue by geographic location, which is based on the customer’s ship to country location, was as follows (in thousands):

	2005	2004(1)	2003(1)

US	$8,160	$8,789	$5,919
Canada and Central America	625	476	79
Taiwan	3,047	3,245	2,925
Japan	2,406	2,934	1,544
Hong Kong	3,132	2,041	680
Asia (excluding Taiwan, Japan and Hong Kong)	2,971	2,617	3,096
United Kingdom	1,834	2,652	2,345
Europe (excluding United Kingdom)	1,350	3,864	1,934
Rest of world	74	53	0

Net revenue	$23,599	$26,671	$18,522

(1)	For the years ended March 31, 2004 and 2003, the geographic revenue is presented based on ship-to country of customer to be consistent with 2005 presentation. These amounts had been previously reported based upon bill-to location of customer.
      International net revenue in fiscal 2005 was $15.4 million, or approximately 65% of net revenue. This was a decrease of approximately 14% from fiscal 2004. International net revenue in fiscal 2004 increased by 42% to $17.9 million from $12.6 million in fiscal 2003. International net revenue is derived mainly from customers in Asia and Europe. Net revenue from Asia accounted for approximately 49% and Europe accounted for 13% of net revenue during fiscal 2005. Our Analog and Mixed Signal revenues comprised a larger percentage of net revenue in fiscal 2005, compared to fiscal 2004, with a large portion of the revenue attributed to products shipped to Taiwan and the rest of the Asia region.
      Generally, the markets for our products are characterized by volatile supply and demand conditions, numerous competitors, rapid technological change, and product obsolescence. These conditions could require us to make significant shifts in our product mix in a relatively short period of time. These changes involve several risks, including, among others, constraints or delays in timely deliveries of products from our suppliers, lower than anticipated wafer manufacturing yields, lower than expected throughput from assembly and test suppliers, and less than anticipated demand and reduced selling prices. The occurrence of any problems resulting from these risks could have a material adverse effect on our results of operations.

Gross Profit (Loss)
      Our gross loss for fiscal 2005 was $2.6 million, or 11% of net revenue. Our gross profit for fiscal 2004 was $5.8 million and the gross loss for fiscal 2003 was $21.2 million, which represents 22% and 115% of net revenue, respectively. During fiscal 2005 our gross margin was benefited by $9.8 million, or 42%, through the sale of previously reserved inventory. During fiscal 2004, our gross margin was benefited by $14.9 million, or 56%, through the sale of previously reserved inventory. We will continue to receive gross profit and gross margin benefits as we sell inventory which had been previously written down to a lower cost basis. As of March 31, 2005, we have approximately $13.3 million of Memory products that have been written to $0. We also incurred inventory write-downs of $9.3 million, $2.9 million, and $6.3 million during fiscal 2005, 2004, and

2003, respectively, as a result of a reduction in end user demand and severe downward pricing pressure for Memory products. No inventory write-downs were recorded for Non-Memory, Analog and Mixed Signal or System Solutions products, in fiscal 2005.
      At March 31, gross profit (loss) by reportable segments was as follows (in thousands, except percentage data):

			Percentage
			Change

	2005	2004	2005 vs 2004

Memory	$(6,186)	$2,056	(401)%
Non-Memory	3,611	3,775	(4)%

Gross Profit (loss)	$(2,575)	$5,831	(144)%

      The gross loss, excluding the impact of inventory write-downs and sale of previously reserved products, was $5.9 million, or 25% of net revenue during fiscal 2005. This compares to a gross loss of $15.0 million, or 56% of net revenue, during fiscal 2004 and a gross loss of $50.6 million or 273% of net revenue, during fiscal 2003. This reduction in gross loss, excluding the impact of inventory write-downs, is due to a product mix with increased volume in higher margin Analog and Mixed Signal and System Solutions products, along with a 75% reduction in DRAM net revenue.
      During the second quarter of fiscal 2004, we began volume production of synchronous SRAM products and experienced lower than expected yields resulting in higher than anticipated costs for certain products. There can be no assurance that we will be able to increase yields to an acceptable level. Failure to do so could result in a material adverse effect on our gross profit in future periods.
      During the third quarter of fiscal 2003 we wrote off $9.5 million of prepaid wafer credits resulting from our investment in Tower. We had determined that the value of these credits would not be realized given our sales forecast of products scheduled to be manufactured at Tower. There can be no assurances that our investment in Tower wafer credits will not continue to decline in value.
      We are subject to a number of factors that may have an adverse impact on gross profit, including the availability and cost of products from our suppliers; increased competition and related decreases in unit; changes in the mix of product sold; and the timing of new product introductions and volume shipments. In addition, we may seek to add foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields, as the manufacturing process needs to be refined. There can be no assurance that the commencement of such manufacturing will not have a material adverse effect on our cost of revenue in future periods.

Research and Development
      At March 31, research and development (“R&D”) expense as a percentage of net revenue was calculated as follows (in thousands, except percentage data):

				Percentage Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

Net revenue	$23,599	$26,671	$18,522	(12)%	44%

R&D expense	$19,569	$24,653	$22,933	(21)%	8%

R&D expense as a percentage of net revenue	83%	92%	124%

      At March 31, R&D expense by reportable segments was as follows (in thousands, except percentage data):

			Percentage
			Change

	2005	2004	2005 vs 2004

Memory	4,156	6,035	(31)%
Non-Memory	15,413	16,205	(5)%
Unallocable		2,413	(100)%

R&D expense	19,569	24,653	(21)%

      R&D expense consists primarily of salaries and benefits for engineering design personnel, equipment and software depreciation and amortization, facilities costs, masks, tooling, prototype wafers and finished goods, equipment and software maintenance, consulting and other outside services and license fees.
      R&D expense was $19.6 million, or 83% of net revenue for fiscal 2005, as compared to $24.7 million, or 92% of net revenue for fiscal 2004 and $22.9 million, or 124% of net revenue for fiscal 2003. The decrease in R&D spending from fiscal 2004 to fiscal 2005 is driven primarily by reduced impact of the consolidation of two investee companies. One of these companies was written to $0 and one of these companies was sold during fiscal 2004. The other drivers of this expense reduction were reduced compensation for development personnel and reduced spending on masks and related product tooling. The reduction in compensation was due to a reduction in domestic headcount combined with a reduction in variable compensation. The decrease in R&D expense as a percentage of net revenue from fiscal 2004 to 2005 is due to the aforementioned spending decreases along with a 12% decrease in net revenue. The increase in spending from fiscal 2003 to 2004 was due primarily to increased facilities costs from the acquisition of Chip Engines, which supplements our System Solutions business unit in the Non-Memory segment, increased depreciation as the result of additional CAD software investments, and the amortization of technology licenses.
      We believe that investments in R&D are necessary to remain competitive in the marketplace. As indicated by segment allocation in fiscal 2005 and 2004, we devoted greater R&D resources to the value-added products in our non-memory segment. R&D expense may increase in absolute dollars in future periods due to additional personnel we may acquire as we attempt to diversify our product portfolio through the acquisition of new companies and/or technologies. We plan to expand our operations in India with increased investment in engineering and development resources over the next several quarters to the extent that we have the resources to do so. Such additional investment could have an adverse impact on our liquidity in future quarters.

Goodwill Impairment
      The annual impairment test performed as of March 31, 2004, indicated that goodwill was not impaired; however, the annual impairment test performed as of March 31, 2005, indicated goodwill to be impaired primarily due to lower than previously expected revenues and, accordingly, we recorded a pretax operating charge of approximately $1.5 million during the fourth quarter of fiscal 2005 related to the PulseCore acquisition completed in fiscal 2002. As a result of this impairment, the carrying value of goodwill is $0 as of March 31, 2005. We recorded this impairment during the fourth quarter of fiscal 2005 as we had: (a) one full year of unit financial performance to aid us in our analysis and (b) we had completed our business and financial plans for the next fiscal year which gave us additional visibility into the cash flows attributable to this operating unit.

Selling, General and Administrative
      At March 31, selling, general and administrative (“SG&A”) expense as a percentage of net revenue was calculated as follows (in thousands, except percentage data):

	2005	2004	2003	2005 vs 2004	2004 vs 2003

Net revenue	$23,599	$26,671	$18,522	(12)%	44%

SG&A expense	$12,455	$15,621	$17,846	(20)%	(12)%

SG&A expense as a percentage of net revenue	53%	59%	96%

      At March 31, SG&A expense by reportable segments was as follows (in thousands, except percentage data):

			Percentage
			Change

	2005	2004	2005 vs 2004

Memory	4,046	4,960	(18)%
Non-Memory	8,066	8,657	(7)%
Unallocated	343	2,004	(83)%

SG&A expense	12,455	15,621	(20)%

      SG&A expense includes salaries and benefits for sales, support, marketing, administrative and executive personnel, insurance, audit and tax preparation costs, legal fees, facilities costs, maintenance, equipment and software depreciation and amortization, commissions, outside marketing costs and travel.
      SG&A expense in fiscal 2005 was $12.5 million, or 53% of net revenue, compared with $15.6 million, or 59% of net revenue in fiscal 2004. The decrease in absolute dollars from fiscal 2004 to 2005 was due a reduction in legal fees and the elimination of the consolidation of two investee companies. One of these investee companies was written to $0 and the other one was sold during fiscal 2004. The decrease in SG&A expense from fiscal 2003 to 2004 was due to lower facilities expense related to the consolidation of the System Solutions and Analog and Mixed Signal offices in the United States. SG&A expense as a percentage of revenue decreased by 6 percentage points in fiscal 2005, compared to fiscal 2004, due to a 20% decrease in expense offset by a 12% decrease in net revenue. As indicated by the segment allocation, we have been incurring greater SG&A expense in our Non-Memory segment as Analog and Mixed Signal and System Solutions products are newer products and require more resources to sell and support these products.
      SG&A expense may increase in absolute dollars and may fluctuate as a percentage of net revenue in the future due to changes in commission expense, which moves up or down depending on the level of net revenue, directors’ and officers’ insurance premiums and administrative costs related to complying with the requirements of recent corporate governance reforms.

Gain/(Loss) on Investments
      At March 31, gain/(loss) on investments consisted of the following (in thousands):

	2005	2004	2003

Sale of UMC shares	$7,995	$29,473	$24,651
Sale of Broadcom shares			1,245
Sale of Magma shares			1,186
Sale of Adaptec shares	(541)	1,098	(5,423)
Sale of Chartered shares			(5,788)
Sale of Vitesse shares	258		(912)
Sale of PMC-Sierra shares			(274)
Write-down of restricted cash		(1,284)	(300)
Net hedging activities			(739)
Realized gain on Solar investee disposition			497

Total gain on investments	$7,712	$29,287	$14,143

      As of June 7, 2005, we hold 119.1 million shares of UMC.
      We recorded the following gains and losses during fiscal 2005:

•	$8.0 million gain on the sale of 45.4 million shares of UMC
•	$258,000 gain on the sale of 95,417 shares of Vitesse
•	$544,000 loss on the sale of 154,444 shares of Adaptec
      We recorded the following gains and write-downs during fiscal 2004:

•	$29.5 million gain on the sale of 93.0 million common shares of UMC
•	$1.3 million write-down of restricted cash related to our investment in Platys being acquired by Adaptec
•	$1.1 million gain on the sale of 362,173 common shares of Adaptec
      We recorded the following gains, losses and write-downs during fiscal 2003:

•	$24.7 million gain on the sale of 112.2 million common shares of UMC
•	$1.2 million gain on the sale of 75,000 common shares of Broadcom
•	$1.2 million gain on the sale of 360,244 common shares of Magma
•	$5.4 million loss on the sale of 924,000 common shares of Adaptec
•	$5.8 million loss on the sale of 1.6 million shares of Chartered ADRs
•	$912,000 loss on the sale of 143,000 common shares of Vitesse
•	$274,000 loss on the sale of 68,000 common shares of PMC-Sierra
•	$300,000 write-down of restricted cash related to our investment in Platys being acquired by Adaptec
•	$739,000 losses related to our hedges on Adaptec, Broadcom and Vitesse
•	$497,000 realized gain on the sale of one of Solar Venture Partners’ investee companies

Write-Down of Marketable Securities and Venture Investments
      Marketable securities held by us have experienced significant declines in their market value primarily due to the downturn in the semiconductor and technology sectors and general market conditions. Management evaluates its investments in marketable securities for potential “other-than-temporary” declines in their value. Such evaluations of our investments include researching commentary from industry experts, analysts and other companies.
      During the fourth quarter of fiscal 2005, we recorded a write-down on our investment in Tower ordinary shares of approximately $16.7 million due to a 57% decrease in the share price of Tower ordinary shares during the last two quarters of fiscal 2005. We believe that this decrease is of such duration and magnitude that it is an other than temporary decrease. At September 30, 2004, the market share price for Tower ordinary shares exceeded the carrying value share price for both our short-term and long-term investment in Tower shares.
      During the third quarter of fiscal 2005, the share price initially decreased by 53% during the quarter prior to recovering and ending the quarter down by 40%, compared to the end of the second quarter of fiscal 2005. Given the fact that there had been some recovery in the share price during the latter part of third fiscal quarter, we determined that the share price decrease was not an “other-than-temporary” decrease and did not record a write-down during the third quarter of fiscal 2005. Subsequently the share price decreased another 29% during the fourth quarter of fiscal 2005. At the time, we had no reason to believe that the value of our investment in Tower would recover in the foreseeable future. This decrease, combined with the fact that Tower was not operating at full capacity and was and continues to be heavily leveraged, led us to determine that the reduction in share price was “other-than-temporary” as of March 31, 2005.
      During the third quarter of fiscal 2003, we recorded an other than temporary write-down of $14.1 million in our investment in Tower shares as we determined at that time that the duration and magnitude of the decrease in the share price was such that a recovery in the share price was not imminent. The share price had decreased by 41% from the end of the first quarter of fiscal 2003 to the end of the third quarter of fiscal 2003. We recorded pretax, non-operating losses of approximately $673,000 and $16.2 million during the third quarter of fiscal 2003 and the second quarter of fiscal 2003, respectively, on our investments in Vitesse and Chartered common stock. These write-downs were based on the continuing decrease in the investments’ stock prices compared to the prices used to record the investment along with the expectation that stock prices would not recover in the near term due to unfavorable business conditions for the companies specialty and the semiconductor industry in general.
      During the second quarter of fiscal 2002, we recorded a pretax, non-operating loss of approximately $250.9 million on our investment in UMC common stock. Specifically, this write-down was the result of a 52% decrease in the price of UMC shares between the end of fiscal 2001 and the end of second quarter of fiscal 2002. This decrease was the result of deteriorating conditions in the semiconductor industry and the general economy combined with the negative impact on worldwide equity markets after the events of September 11, 2001. At the time, we had no reason to believe that the value of our investment in UMC would recover in the foreseeable future and therefore determined that the investment was other than temporarily impaired and that we should record a write-down on our investment in UMC shares.
      We also review the carrying values of our investments in Alliance Ventures and Solar Venture Partners investee companies for potential impairments. As many of these companies are in the development stage, these reviews include future market and revenue generating potential, analysis of current and future cash flows, and ongoing product development and future financing activities. As a result of these reviews, we recorded write-downs in our investments in Alliance Ventures and Solar Ventures investee companies of $3.2 million, $5.8 million, and $24.8 million during fiscal 2005, 2004 and 2003, respectively.
      At March 31, write-downs of marketable securities and venture investments consisted of the following (in thousands):

	2005		2004		2003

Chartered ADRs	$		$		$(16,212)
Vitesse common shares					(673)
Tower ordinary shares		(16,652)			(14,083)
Alliance Ventures’ investments		(2,686)		(5,487)	(19,035)
Solar Venture Partners’ investments		(473)		(300)	(5,789)

Total write-downs of marketable securities and venture investments		$(19,811)		$(5,787)	$(55,792)

Loss in Investees Accounted for Under the Equity Method
      Several of the Alliance Ventures and Solar Venture Partners investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $16.9 million, $15.4 million and $16.6 million for fiscal 2005, 2004 and 2003, respectively.
      The majority of our investments in venture funds are accounted for under the equity method of accounting. The following summarizes key balance sheet and statement of operations information relating to the underlying investment portfolio for equity method investments. The companies have been segregated between those companies in which our voting interest is a) less than 20% of the voting shares and b) greater than or equal to 20% of the voting shares. All amounts are aggregated for all equity method investments at the respective fiscal year-end (in thousands, except number of companies):
Summary Financial Data

	2005			2004			2003

	Total	<20%	>=20%	Total	<20%	>=20%	Total	<20%	>=20%

Income Statement
Revenue	$42,335	$29,725	$12,610	$32,556	$16,097	$16,459	$12,246	$4,003	$8,243
Gross profit	$23,416	$15,687	$7,729	$16,985	$9,020	$7,965	$5,670	$2,149	$3,521
Net loss	$(77,796)	$(41,331)	$(36,465)	$(78,265)	$(56,808)	$(21,457)	$(104,082)	$(55,473)	$(48,609)
Balance Sheet
Current assets	$80,534	$44,498	$36,036	$89,818	$53,670	$36,148
Non-current assets	$16,486	$6,409	$10,077	$9,528	$2,633	$6,895
Total assets	$97,020	$50,907	$46,113	$99,346	$56,303	$43,043
Current liabilities	$29,056	$17,561	$11,495	$20,116	$8,814	$11,302
Non-current Liabilities	$4,217	$1,874	$2,343	$1,940	$604	$1,336
Total liabilities	$33,273	$19,435	$13,838	$22,056	$9,418	$12,638
Preferred stock	$358,641	$224,594	$134,047	$264,649	$184,569	$80,080
Total equity in loss of investees	$(16,936)	$(5,595)	$(11,341)	$(15,355)	$(8,990)	$(6,365)	$(16,597)	$(8,169)	$(8,428)
Number of companies	15	6	9	14	6	8	15	6	9

		Ownership
2005 Investee Companies	Industry	Percentage

Aperto Networks	Networking	14.5%
Active Optical Networks	Networking	33.6%
Alta Analog	Semiconductor	32.4%
Apollo Biotechnology	Semiconductor	15.3%
Athena Semiconductor	Semiconductor	41.4%
Cavium Networks	Semiconductor	15.4%
Jazio	Semiconductor	5.1%
Maranti Networks	Networking	9.0%
Nazomi Communications	Semiconductor	23.6%
Nethra Imaging	Semiconductor	25.0%
SiNett Corporation	Semiconductor	21.6%
Tharas Systems	Design Automation	15.1%
Vianeta Communications	Software	40.0%
Xalted Networks	Networking	22.8%
Xceive Corporation	Semiconductor	38.1%
      We review our share of the underlying assets of the companies in which we invest, and if our investment is greater than the underlying assets, we generally allocate the excess to goodwill, as most of our investee companies are in their early formation stage.
      We also performed an analysis on individual venture investee companies in accordance with FIN 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of March 31, 2005, we had one investee company which was classified as a VIE and for which we were the primary beneficiary. The impact of consolidation of this VIE was not material to our consolidated financial statements.

Other Expense, Net
      Other expense, net comprises interest income from short-term investments, foreign withholding tax, interest expense on short- and long-term obligations, losses from the disposal of fixed assets and bank fees. Other expense, net was approximately $1.6 million, $7.9 million and $4.6 million in fiscal 2005, 2004 and 2003, respectively. The decrease in other expense, net, as compared to fiscal 2004, is due primarily to decreases in foreign tax expense from $5.2 million to $1.4 million, a decrease in interest expense of $1.1 million and a decrease in bank fees from 1.3 million to 0.3 million The decreases in interest expense and bank fees are due primarily to the payoff of the Chinatrust loan which was paid back in full on March 2, 2004. The increase in other expense, net in fiscal 2004, as compared to fiscal 2003, was due primarily to an increase in foreign tax expense from $1.0 million to $5.2 million offset by a decrease in interest expense from $2.2 million to $1.1 million. We also recorded losses of $54,000 and $79,000 from the disposal of fixed assets during fiscal 2004 and 2003, respectively.

Cumulative Effect of Change in Accounting Principle — Adoption of SFAS 133
      In fiscal 2002, on April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” In the fourth quarter of fiscal 2001, we entered into two derivative instruments to hedge our investment in Vitesse Semiconductor common stock. We designated these arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded approximately $2.1 million cumulative effect adjustment in earnings in the quarter ended June 30, 2001.

Benefit for Income Taxes
      Our effective tax rate for fiscal 2005, 2004 and 2003, was 25%, 41.2% and 13.5%, respectively.
      During fiscal 2005, 2004 and 2003, we recorded a benefit for income taxes of approximately $16.7 million, $14.1 million and $17.1 million. Prior to fiscal 2005, we maintained a valuation allowance against long-term deferred tax assets resulting from the long-term investments in Alliance Ventures and Tower Semiconductor. During 2005, based on the available objective evidence and the recent history of losses and forecasted taxable losses, management concluded that all of the Company’s net deferred tax assets should be subject to a valuation allowance.

Factors That May Affect Future Results
      In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of Alliance Semiconductor.
We may have difficulties meeting our cash needs.
      We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, our business has used significant cash over the last several years, and the value of our short-term investments in marketable securities, especially our holdings in UMC and Tower, have declined substantially in value in recent quarters. We have limited ability to sell these securities, and they may continue to decline in value in the future. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We believe that it is too early to determine the impact of the resolution of this audit. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs. In order to finance general corporate needs, as well as strategic acquisitions and investments in research and development, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance may impact our ability to raise capital. In the event we are not able to meet our cash needs and raise additional capital, our business operations will be materially and adversely affected.
The majority of our assets consist of securities that we have a limited ability to sell and which have experienced significant declines in value.
      We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. These assets may experience decline in value as a result of factors beyond our control, which may adversely affect our operating results and financial condition. Our investment in UMC, a publicly traded company in Taiwan, represents our largest single asset. UMC common stock has been subject to significant fluctuations in value. For example, the price of UMC common stock decreased by approximately 30% during fiscal 2005 and may continue to decline in value in the future. Additionally, if we were forced to liquidate a significant portion of our UMC common stock, the share price received on such a sale may be negatively impacted by the size of such a sale given our ownership position. Further, UMC shares of common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Contractual restrictions also limit our ability to transfer approximately 70% of our investment in Tower until January 2006. Tower stock has been subject to significant fluctuations in value. For example, during fiscal 2005, the price of Tower’s ordinary shares decreased by approximately 78% and the price of Tower’s ordinary shares may continue to decline in value in the future. During the third quarter of fiscal 2003, we recorded a pretax, non-operating loss of $14.1 million on our long-term investment in Tower shares. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners, we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, many of our investments in securities experienced significant declines in market value. For example, during fiscal 2005, we wrote down one of our Alliance Ventures investments and one of our Solar investments and recognized pretax, non-operating losses of approximately $2.7 million and $473,000, respectively. In fiscal 2004, we wrote down nine of our Alliance Ventures’ investments and two of our Solar investments and recognized pretax, non-operating losses of approximately $5.8 million. Further, we wrote down several of our Alliance Venture Management and Solar investments recognizing pretax, non-operating losses of approximately $24.8 million for fiscal 2003. We cannot be certain that our investment in these securities will not decline further in value. Further declines in our investments can have a material, adverse effect on our operating results and financial condition.
Our financial results could be adversely impacted if we fail to successfully develop, introduce, and sell new products which we have had limited success in doing so to date.
      Like many semiconductor companies, which operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Although we have recently developed and sold Analog and Mixed Signal and System Solutions products to supplement our traditional Memory product offerings, we have a limited operating history in these markets, we have limited product offerings in these markets, and we have had limited success with these products and otherwise developing and selling new products. In fiscal 2005, we wrote down certain of our inventory, recognizing pretax charges of approximately $9.3 million. In addition, our performance during fiscal 2005, 2004 and 2003 was generally characterized by weak demand for our Memory products. Although ASPs of our SRAM and DRAM products, and certain of our other products, have generally declined over time, the selling prices for such products are very sensitive to supply and demand conditions in our target markets. In our most recent quarter we continued to experience declines in the average selling price of most of our SRAM products and we expect the ASPs for most of our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. We no longer develop DRAM products and revenue is derived solely from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenue in fiscal 2006 than in fiscal 2005, and on a quarter-to-quarter basis. We expect our DRAM revenue to eventually decline to $0. In fiscal 2005, revenue from our sale of DRAM products was approximately $1.6 million, compared to $6.3 million in fiscal 2004. Factors that may affect our ability to develop and sell new products includes:

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
      The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in ASPs. Although we have recently experienced increased demand for certain of our new products, our overall business during fiscal years 2005, 2004 and 2003 has generally been characterized by a fundamental slowdown in demand for our products. More specifically, for several years our performance generally has been adversely affected by severe declines in end user demand for our Memory products and ASPs of all of our products, and we expect this trend to continue in the future principally because of increased market competition and an increased supply of competitive products in the market. Declining ASPs will adversely affect our gross profit and gross margin. Accordingly, our ability to maintain or increase revenue and gross margin will be highly dependent on our ability to increase unit sales volume, reduce the cost per unit of our existing products, and to successfully develop, introduce and sell new products. We cannot be certain that we will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce our cost per unit. We also cannot be certain that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenue or gross margin. For example, in the last year we wrote down certain of our inventory, consisting principally of SRAM products, recognizing pretax charges of approximately $9.3 million. In fiscal 2004, we decided to discontinue development of new DRAM products. Our existing DRAM revenue is derived from selling legacy DRAM products to our existing customer base. We expect that revenue from DRAM products will comprise a significantly smaller percentage of overall revenue in fiscal 2005, and will eventually decline to $0.
Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.
      In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Investment Company Act of 1940 confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased acquiring interests in any new companies through Alliance Ventures and taken certain additional actions; nonetheless, we have no assurance that the SEC will grant us an exemption under the Act. In the event we are required to register as a closed-end investment company under the Act, or divest ourselves of sufficient investment securities and/or acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, our results of operations and financial condition may be materially, adversely affected.
Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. In light of the fact that management has concluded that our internal control over financial reporting was not effective as of March 26, 2005, and our independent registered public accounting firm has issued an adverse opinion on our internal control over financial reporting, we have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. Nonetheless, there is no assurance that we will be able to remediate these weaknesses. Even after we have remediated these weaknesses, in the course of future testing and documentation, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our results of operations. Separately, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis, or we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. Moreover, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time our management may continue to conclude that we do not have effective internal controls over financial reporting in accordance with Section 404. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, any material weakness in internal control could result in a material misstatement in future financial statements.
We face additional problems and uncertainties associated with international operations that could seriously harm us.
      We conduct a significant and growing portion of our business internationally. For example, international net revenue, principally from customers in Europe and Asia, constituted approximately 65% of our net revenue in fiscal 2005 and 67% of our net revenue in fiscal 2004. All of our foundries and a majority of our assembly and test subcontractors are abroad, and we conduct significant operations in India, which we expect to continue to expand significantly over the next several years. Accordingly, our international operations are subject to a number of risks, including:

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
      Although we continuously evaluate sources of supply and may seek to add foundry capacity, we cannot be certain that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our results of operations or require us to modify our current business practices. We also rely on offshore subcontractors for die assembly and testing of products, and are subject to the risks of disruption in adequate supply of such services and quality problems associated with such services.
We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses, and we have taken inventory write-downs recently.
      The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as we have experienced from time to time. Our ability to maintain adequate levels of inventory is primarily dependent upon us obtaining sufficient supply of products to meet future demand, and inability to maintain adequate inventory levels may adversely affect our relations with our customers. In addition, we must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for our products is volatile and subject to rapid technology and price change, we will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of our key customers place orders with short lead times. Our customers’ ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which have had a material adverse effect on our results of operations. For example, in fiscal 2005 we wrote down certain of our inventory recognizing pretax charges of approximately $9.3 million. In fiscal 2004 and 2003, we recorded pretax charges totaling approximately $2.9 million and $6.3 million, respectively, primarily to reflect such excess and a decline in market value of certain inventory. We cannot be certain that in the future we will not produce excess quantities of any of our products. We also recorded a write-down of our investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. We also cannot be certain that additional write-downs of wafer credits will not occur in future periods. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.
We may not be able to compete successfully in a highly competitive industry.
      We face intense competition, and many of our principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than we do, any of which factors may place such competitors and potential competitors in a stronger competitive position than us. In addition, the intense competition we face could result in pricing pressures, reduced product revenue, reduced margins or lost market share, any of which could harm our operating results and cause our stock price to decline. We have also recently started selling Analog and Mixed Signal and System Solutions products. The markets for these products include additional competitors, such as Cypress Semiconductor Corporation, ICS Incorporated, Integrated Silicon Solutions, Inc., Maxim Integrated Products, PLX Technology Inc., Pericom Semiconductor Corporation, Samsung Corporation, Toshiba Corporation, and other U.S., Japanese, Korean and Taiwanese manufacturers. Because of our limited operating history in these markets, we may have difficulties competing with more established companies in these markets. Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

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
Our future results are likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.
      Our results of operations have historically been, and will continue to be, subject to fluctuations due to a variety of factors, including:

•	general economic conditions and conditions in the semiconductor industry generally;
•	changes in our pricing policies as well as those of our competitors and suppliers;
•	anticipated and unanticipated decreases in unit ASPs of our products;
•	the timing of new product announcements and introductions by us or our competitors;
•	fluctuations in manufacturing yields, availability and cost of products from our suppliers;
•	increased research and development expense associated with new product introductions;
•	changes in the mix of products sold;
•	the cyclical nature of the semiconductor industry;
•	the gain or loss of significant customers;
•	market acceptance of new or enhanced versions of our products;
•	seasonal customer demand; and
•	the timing of significant orders.
      As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and one should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, make it difficult for us to accurately predict our revenue and operating results and may cause them to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly.
We face periods of industry-wide semiconductor over-supply that harm our results.
      The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. These industry-wide fluctuations in demand have in the past seriously harmed our operating results and we have generally experienced, and expect to continue to experience in the future, declining ASPs for many of our products. If these conditions were to persist, a restructuring of operations, resulting in significant restructuring charges, may become necessary.

We face risks related to sales of our products.
      Sales to a small number of customers represent a significant portion of our revenue. In addition, our sales are generally made by standard purchase orders rather than long-term contracts, and as a result, we cannot predict if and when our customers will purchase additional products from us. Therefore, if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenue and operating results would suffer.
We may fail to successfully integrate businesses that we acquire.
      In the past, we have acquired other companies such as PulseCore and Chip Engines and we may continue to acquire additional companies in the future. Integrating businesses is expensive and time-consuming and it imposes a great strain on our resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expense related to technology integration and the potential unknown liabilities associated with acquired businesses. If we fail to integrate these businesses successfully, our quarterly and annual results may be seriously harmed.
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
      In the event our stock trades below the minimum bid price per share of at least $1.00 for thirty consecutive trading days, our stock may be subject to delisting from the NASDAQ National Market. A low stock price may trigger violation of other NASDAQ listing standards. Delisting from NASDAQ would adversely affect the trading price and limit the liquidity of our common stock and cause the value of an investment in our company to substantially decrease.
We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.
      Among other factors, in the past decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. We experienced a significant slowdown in customer orders across nearly all of our Memory product lines during fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. In addition, we experienced corresponding decreases in revenue and average selling price across most of our product lines during fiscal years 2002 and 2003, and the first three quarters of fiscal 2004 and expect continued pressure on ASPs in the future. Additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed, if economic conditions were to deteriorate or worsen.

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
      We protect our proprietary intellectual property through the filing of patents. We cannot be certain, however, that:

•	any current or future United States or foreign patent applications would be approved;
•	patents, if issued, would adequately protect our intellectual property and would not be challenged by third parties;
•	the validity of any issued patents would be upheld;
•	the patents of others will not have an adverse effect on our ability to conduct our business as we seek to conduct it; and
•	others will not independently develop similar or competing intellectual property or design around any patents that may be issued to us.
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
We may be unable to defend our intellectual property rights and may face significant expense as a result of ongoing or future litigation.
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

Our operations could be severely harmed by natural disasters or other disruptions to the foundries at which we subcontract manufacturing.
      Our corporate headquarters located in the San Francisco Bay area is near major earthquake faults, and we are subject to the risk of damage or disruption in the event of seismic activity. In addition, we subcontract our wafer fabrication, assembly and testing to independent foundries. We have in the past experienced disruption of the operations at our foundries, and any future disruptions for any reason, including work stoppages, an outbreak of epidemic, fire, earthquakes, or other natural disasters could have a material adverse affect on our results of operations. We cannot be certain that any of the foregoing factors will not materially adversely affect our results of operations. If a major earthquake or other natural disaster occurs, we may require significant amounts of time and money to resume operations and we could suffer damages that could seriously harm our business and results of operations.
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
Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
We may be unable to attract and retain key personnel who are critical to the success of our business.
      We depend to a large extent on the continued contributions of our founders, N. Damodar Reddy, Chairman of the Board, our Chief Executive Officer and President, and his brother C.N. Reddy, our Executive Vice President for Investments and Director, whom we collectively refer to as the “Reddys”, as well as other officers, operational personnel and key design personnel, many of whom would be difficult to replace. In the last few years, a number of officers and design personnel left us to pursue various other opportunities. To date, these departures did not have a material impact on our business, but future departures can cause the delay of some projects.
      In addition, we need to enhance our existing finance staff. In fiscal 2005, we did not maintain effective controls over our inventory and cost of goods sold accounts. Specifically, we did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine the reserves for slow-moving and excess and obsolete inventory in accordance with GAAP. These control deficiencies have resulted in an audit adjustment to net inventory for the year ended March 26, 2005. Additionally, if not remediated, this control deficiency could result in a misstatement to the future financial statements.
      Our future success will depend on our ability to attract and retain qualified technical, management, and finance personnel for which competition is intense globally. The loss of either of the Reddys or design personnel could delay product development cycles or otherwise have a material adverse effect on our business. Additionally, limited human resources and untimely turnovers in the operational staff many result in difficulties in implementing our policies and procedures including those related to our internal controls. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of new and replacement personnel.

Liquidity and Capital Resources
      At March 31, 2005 we had approximately $2.4 million in cash and cash equivalents, a decrease of $3.7 million from March 31, 2004, and approximately $38.4 million in net working capital, a decrease of $55.0 million from approximately $93.4 million at March 31, 2004.
      We had short-term investments in marketable securities whose fair value was $82.4 million and $159.8 million at March 31, 2005 and March 31, 2004, respectively.
      During fiscal 2005, operating activities used cash of $27.6 million. This was primarily the result of a net loss of $49.8 million adjusted for non-cash charges of $45.4 million combined with the following changes in assets and liabilities:

•	A decrease in our net deferred tax liability of $17.9 million. This is driven primarily by a decrease in the gross value of our short-term investments in UMC and Tower which results in a lower future tax liability upon liquidation of these investments.
•	An increase in inventory of $5.0 million which is driven by actual revenue not meeting the forecasted sales which drove additional inventory purchases.
•	A decrease in accounts payable, accrued liabilities and income taxes payable of $4.4 million due to reductions in operating expenditures as well as more timely payments to vendors.
•	A decrease in accounts receivable and other assets of $4.1 million which was due to improved cash collections on a smaller revenue base.
      During fiscal 2004, operating activities used cash of $7.6 million. This was primarily the result of a net loss of $19.4 million adjusted for non-cash charges of $1.9 million, a decrease in net deferred tax liabilities of $8.9 million and an increase in inventory of $11.6 million, offset by an income tax refund of $32.4 million, an increase in accounts payable of $5.1 million and a decrease in related party receivables of $1.0 million. The increase in inventory during fiscal 2004 was due to sales forecasts being higher than the actual sales achieved during the year. During fiscal 2003, operating activities used $33.7 million. This was primarily the result of a net loss of $106.0 million adjusted for non-cash charges of $78.6 million and a decrease in tax payable and net deferred tax liabilities of $16.7 million, offset by a decrease in inventory of $10.4 million.
      Investing activities provided cash of $23.0 million during fiscal 2005. This is primarily the result of a sale of marketable securities for proceeds of $33.3 million, offset by purchases of Alliance Ventures and other investments of $8.9 million, property and equipment purchases of $764,000 and the purchase of non-exclusive technology licenses for $650,000. Proceeds from the sale of shares of UMC common stock provided $31.8 million of the $33.3 million in total proceeds. Investing activities provided cash of $49.2 million during fiscal 2004. This is primarily the result of sales of marketable securities for $80.5 million, partially offset by an additional, contractual investment in Tower for $11.0 million, purchases of Alliance Ventures and other investments of $20.0 million, property and equipment purchases of $1.2 million, and the purchase of technology licenses for $430,000. During fiscal 2003, investing activities provided $71.6 million. This resulted from proceeds of marketable securities sales of $116.1 million offset by additional, contractual investments in Tower of $26.0 million, additional venture investments of $11.7 million, property and equipment purchases of $4.1 million and the purchase of a perpetual, royalty-free technology license of $3.2 million.
      Financing activities provided cash of $851,000 during fiscal 2005. This is primarily the result of the proceeds from the issuance of common stock of $884,000 offset by principal payments on lease obligations of $33,000. Financing activities used cash of $42.8 million during fiscal 2004. This is primarily the result of the repayment of short-term debt of $43.6 million. During fiscal 2003, financing activities used $54.1 million. This resulted from $38.1 million of stock repurchases through an approved stock buyback plan and $22.6 million of short-term debt repayment offset by the release of $6.4 million in restricted cash. The stock buyback plan was subsequently terminated.
      At March 31, 2005 and 2004, we had no short-term borrowings. At March 31, 2003, we had short-term borrowings totaling $43.6 million.
      We believe these sources of liquidity and financing will be sufficient to meet our projected working capital and other cash requirements for the next twelve months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. We could raise such funds by selling some of our short-term investments, selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. If we raise additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.
      In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we have entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was originally the case with Chartered, UMC and Tower, or the usage of “take or pay” contracts that commit us to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require us to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, we have entered into and will continue to enter into various transactions, including the licensing of our integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

Contractual Obligations and Commitments
      The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):
Balance Sheet

	Less than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Capital lease obligations (including interest)	$4	$0	$	$	$4

      The following table summarizes our off-balance sheet arrangements at March 31, 2005, and the effect such arrangements are expected to have on our liquidity and cash flow in future periods (in thousands):
Off-Balance Sheet

	Less than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Operating leases (1)	$2,041	$913	$	$	$2,954
Commitment to license in CAD tools (2)	1,841	571			2,412
AVM commitments (3)	10,000	20,000	20,000	29,200	79,200
Wafer Purchase commitments (4)	2,374				2,374

Total off-balance sheet	16,256	21,484	20,000	29,200	86,940

TOTAL contractual obligations	$16,260	$21,484	$20,000	$29,200	$86,944

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under lease.

(3)	We have contractual funding commitments to the Alliance Venture Management (“AVM”) partnerships in our capacity as the sole limited partner in each of the five AVM partnerships. As the sole limited partner, we can exercise our right under the Limited Partnership Agreements to early terminate any of the Partnerships, which would then result in liquidation of the Partnerships in an orderly manner and would mean no additional funding obligations on our part.

The allocation of future AVM commitments is based on a forecast of funding commitments by investee company for fiscal 2006. The forecast for the years subsequent to fiscal 2006 is based on estimated funding requirements which are consistent with fiscal 2005 actual investments and the fiscal 2006 forecast.

(4)	Wafer purchase commitments are future payments related to the delivery of wafers currently being processed in our contracting foundries.

Trading Activities Involving Non-Exchange Traded Contracts Accounted for at Fair Value
      We have used derivative financial instruments to manage the market risk of certain short-term investments. We do not use derivatives for trading or speculative purposes.
      All derivatives are recognized on the balance sheet at fair value and are reported in short-term investments and long-term obligations. Classification of each derivative as current or non-current is based upon whether the maturity of each instrument is less than or greater than 12 months. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), we require that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.
      We apply hedge accounting in accordance with SFAS No. 133, whereby we designate each derivative as a hedge of the fair value of a recognized asset (“fair value” hedge). Changes in the value of a derivative, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the value of derivatives that do not offset the underlying hedged exposure throughout the designated hedge period are recorded in earnings each period.
      In determining fair value of our financial instruments, we use dealer quotes as well as methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Effective Transactions with Related and Certain Other Parties
      N. Damodar Reddy, our Chairman of the Board of Directors, President and Chief Executive Officer is a director and investor in Infobrain, Inc. (“Infobrain”), a privately-held corporation that provides us information technology support services such as intranet and internet web site development and support, Oracle applications support, MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $306,000 in fiscal 2003, $290,000 in fiscal 2004 and $55,000 during fiscal 2005. Mr. Reddy is not involved in the operations of Infobrain.
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
      Each of the owners of the Series A, B, C, D and E preferred member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each hold 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.
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

      Alliance Venture Management receives 15% — 16% of the realized gains of the venture funds. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2005, fiscal 2004, or fiscal 2003.
      Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). During fiscal 2005, we incurred $875,000 of management fees, which were offset by expenses incurred by us on behalf of Alliance Venture Management of approximately $843,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2005, fiscal 2004 or fiscal 2003.
      We do not intend to invest in any new companies through Alliance Ventures.
      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. We acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy Venture Partners according to the terms of the note.
      C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of our directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.
      The related party receivable of $344,000 as of March 31, 2005, is related to loans to various employees, none of whom are our officers, including those in our India design center.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the year ended March 31, 2005. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. We do not hold any derivative financial instruments at March 31, 2005.

Investment Risk
      As of March 31, 2005, our short-term investment portfolio consisted of marketable equity securities in UMC and Tower. These securities are subject to market fluctuations. During fiscal 2005, we liquidated our position in Vitesse and Adaptec, Inc. and reclassified 534,506 ordinary shares of Tower from long-term to short-term. As of March 31, 2004, our short-term investment portfolio consisted of marketable equity securities in UMC, Tower, Vitesse and Adaptec, Inc. During fiscal 2003, we liquidated our positions in Chartered, PMC-Sierra, Magma and Broadcom and settled the Broadcom hedge instrument. We also reclassified 1,111,321 ordinary shares of Tower from long-term to short-term in the fourth quarter of fiscal 2003 and recorded this investment as an available-for-sale marketable security in accordance with SFAS 115. As of March 31, 2005, we have 3,207,024 shares of Tower that are classified as short-term.
      During the last six months of fiscal 2005, our investment in Tower experienced a 57% decline in value due to softness in the semiconductor industry, Tower’s financial performance and general market conditions. We evaluated our investment in Tower and determined that a write-down of our investment in Tower short-term and long-term shares was necessary as of March 31, 2005. We recorded a pretax, non-operating loss of $16.7 million during the fourth quarter of 2005, related to our short and long-term positions in Tower ordinary shares. During the first nine months of fiscal 2003 marketable securities held by us experienced declines in their market values due to the downturn in the semiconductor industry and general market conditions. We evaluated investments in marketable securities for potential “other-than-temporary” declines in their fair value and determined that write-downs were necessary on September 30, 2002 and December 31, 2002. As a result, we recorded pretax, non-operating losses of $673,000 and $16.2 million in the second and third quarters of fiscal 2003, respectively. We did not record any losses for “other-than-temporary” declines in the fair value of our marketable securities during fiscal 2004. We also have an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of March 31, 2005, we have 5,701,367 shares that are recorded as long-term. We review our long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, we recorded pretax, non-operating losses of $14.1 million and $20.6 million, respectively, on our investment in Tower shares. As of March 31, 2005, we also had $13.9 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in Tower wafer credits recognizing a pretax, operating loss of approximately $9.5 million. We determined, at that time, that the value of these credits would not be realized given our sales forecast of product to be manufactured at Tower. There can be no assurances that our investment in Tower ordinary shares and wafer credits will not decline further in value.
      Short- and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate our investments in terms of credit risk since a substantial portion of our assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During fiscal 2002 and 2001, we entered into “indexed debt” transactions to partially hedge our investments in Adaptec and Vitesse. During the fourth quarter of fiscal 2003, we settled our derivative contract on the Vitesse investment by delivering 490,000 common shares to the brokerage firm holding the contract. During the first quarter of fiscal 2004, we settled our derivative contract on the Adaptec investment by delivering 362,173 shares to the brokerage firm holding the contract. We did not enter into any additional hedging transactions during fiscal 2005, fiscal 2004 or fiscal 2003 but may do so in the future.

Foreign Currency Risk
      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All of our revenue and the majority of our expenses are transacted in U.S. dollars.
      As of March 31, 2005, we owned approximately 128.1 million shares of common stock of UMC, a publicly traded company in Taiwan. As these shares are not tradable in the United States, they are subject to many of the same risks associated with foreign currency. The market value of these holdings on March 31, 2005, based on the price per share in New Taiwan Dollars (NT$) and the NT$/US$ exchange rate of NT$31.50 per US$ was US$77.5 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on our future financial condition, results of operations, and cash flows. Unless otherwise indicated, our reporting currency is the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data
      The index to our Consolidated Financial Statements and Schedule, and the report of the independent registered public accounting firm, appear on the pages beginning on page F-1 of this Form 10-K. Selected consolidated quarterly financial data appears in Item 6 above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 26, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 26, 2005, our disclosure controls and procedures were not effective because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”
      In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of March 26, 2005. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of March 26, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) external financial reporting, specifically, the completeness and accuracy of footnote disclosures related to segment reporting, stock-based compensation, and income taxes, (ii) revenue recognition, specifically relating to the review of an evidence of an arrangement and the transfer of title and (iii) review procedures over the accounting for significant and unusual transactions and equity method investments. This control deficiency resulted in audit adjustments to revenue and cost of sales and financial statement disclosures related to segment reporting, stock-based compensation, and income taxes which were reflected in the financial statements for the year ended March 26, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness also contributed to the following individual material weakness as of March 26, 2005.
      The Company did not maintain effective control over the existence and valuation of certain of its inventory and the related cost of goods sold accounts. Specifically, the Company did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine reserves for slow-moving and excess and obsolete inventory in accordance with generally accepted accounting principles. These control deficiencies resulted in an audit adjustment to inventory and cost of goods sold for the year ended March 26, 2005. Additionally, these control deficiencies could result in a misstatement of inventory and cost of goods sold account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitutes a material weakness.
      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 26, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 26, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears immediately preceding the Consolidated Financial Statements in this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses
      The Company has taken several steps towards remediation of the material weaknesses described above. Specifically, the Company has implemented additional procedures over the tracking, physical verification and reconciliation of inventories held at its third party locations, including the review of inventory related reserves. Subsequent to the year end, the Company has also increased its headcount in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel. The Company is also seeking to further increase headcount in the next two quarters.

Changes in Internal Control over Financial Reporting
      Except as noted above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item 10 concerning executive officers of Alliance Semiconductor set forth in Part I of this Form 10-K after Item 4 and below. The information required by this item with respect to directors is incorporated by reference to the section captioned “Election of Directors” contained in the Proxy Statement. The information regarding Section 16 reporting compliance is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Ethics
      We have adopted the Code of Ethics that applies to the principal executive officer, the principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Finance Managers”). This Code of Ethics is included as an exhibit to this Form 10-K. If any substantive amendments are made to the Code of Ethics or any waiver is granted, including any implicit waiver, from a provision of the code to any of the Finance Managers, we will disclose the nature of such amendment or waiver on our website at www.alsc.com or in a report on Form 8-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1)	Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

(2)	Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits. See Items 15(b) below.

(b)	Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of or are incorporated by reference into this Annual Report on Form 10-K.
      (c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE SEMICONDUCTOR CORPORATION

By:	/s/ N. Damodar Reddy

N. Damodar Reddy
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
June 23, 2005

By:	/s/ Jeff Parsons

Jeff Parsons
Vice President Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)
June 23, 2005

POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints N. Damodar Reddy and Jeff Parsons, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form  10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ N. Damodar Reddy N. Damodar Reddy	Chairman of the Board, President and Chief Executive Officer	June 23 2005

/s/ C. N. Reddy C. N. Reddy	Director, Executive Vice President for Investments	June 23, 2005

/s/ Juan A. Benitez Juan A. Benitez	Director	June 23, 2005

/s/ Sanford L. Kane Sanford L. Kane	Director	June 23, 2005

/s/ Gregory E. Barton Gregory E. Barton	Director	June 23, 2005

ALLIANCE SEMICONDUCTOR CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alliance Semiconductor Corporation:
      We have completed an integrated audit of Alliance Semiconductor Corporation’s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of March 26, 2005, and audits of its fiscal 2004 and fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation and its subsidiaries at March 26, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Alliance Semiconductor Corporation did not maintain effective internal control over financial reporting as of March 26, 2005, because the Company did not maintain a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements and did not maintain effective control over the existence and valuation of certain of its inventory and cost of goods sold accounts based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
      As of March 26, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) external financial reporting, specifically the completeness and accuracy of footnote disclosures related to segment reporting, stock based compensation, and income taxes, and (ii) revenue recognition, specifically relating to the review of an evidence of an arrangement and the transfer of title and (iii) review procedures over the accounting for significant and unusual transactions and equity method investments. This control deficiency resulted in audit adjustments to revenue, cost of sales, and financial statement disclosures related to segment reporting, stock based compensation, and income taxes which were reflected in the financial statements for the year ended March 26, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. This material weakness also contributed to the following individual material weakness as of March 26, 2005.
      The Company did not maintain effective control over the existence and valuation of certain of its inventory and the related cost of goods sold accounts. Specifically, the Company did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine reserves for slow-moving and excess and obsolete inventory in accordance with generally accepted accounting principles. These control deficiencies resulted in an audit adjustment to inventory and cost of goods sold for the year ended March 26, 2005. Additionally, these control deficiencies could result in a misstatement of inventory and cost of goods sold account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Alliance Semiconductor Corporation did not maintain effective internal control over financial reporting as of March 26, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Alliance Semiconductor Corporation has not maintained effective internal control over financial reporting as of March 26, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 20, 2005

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,397	$6,107
Short-term investments	82,444	159,778
Accounts receivable, net	1,677	4,081
Inventory	7,320	11,609
Related party receivables	344	264
Other current assets	5,830	2,847

Total current assets	100,012	184,686
Property and equipment, net	4,316	6,161
Investment in Tower Semiconductor Ltd. (excluding short-term portion)	8,780	21,208
Alliance Ventures and other investments	24,865	36,082
Deferred tax assets	19,736	8,278
Other assets	542	5,307
Goodwill and intangible assets	1,290	5,375

Total assets	$159,541	$267,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,275	9,406
Accrued liabilities	1,645	2,881
Income taxes payable	34,855	33,766
Deferred income taxes	19,736	45,216
Current portion of long-term obligations	119
Other current liabilities	4	33

Total current liabilities	61,634	91,302
Other liabilities	45	237
Long-term capital lease obligation		4

Total liabilities	61,679	91,543

Commitments and contingencies (Notes 10 and 14)
Minority interest in subsidiary companies	441	832

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 100,000 shares authorized; 43,723 and 43,409 shares issued and 35,568 and 35,254 shares outstanding at March 31, 2005 and 2004, respectively	438	435
Additional paid-in capital	201,551	200,670
Treasury stock (8,155 shares at cost at March 31, 2005 and 2004, respectively)	(68,524)	(68,524)
(Accumulated deficit)/ Retained earnings	(43,712)	6,099
Accumulated other comprehensive income	7,668	36,042

Total stockholders’ equity	97,421	174,722

Total liabilities and stockholders’ equity	$159,541	$267,097

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,

	2005	2004	2003

Net revenue	$23,599	$26,671	$18,522
Cost of revenue	26,174	20,840	39,744

Gross profit (loss)	(2,575)	5,831	(21,222)
Operating expense:
Research and development	19,569	24,653	22,933
Selling, general and administrative	12,455	15,621	17,846
Impairment of goodwill	1,538
Write-off of acquired in-process research and development			1,610

Loss from operations	(36,137)	(34,443)	(63,611)
Gain on investments	7,712	29,287	14,143
Write-down of marketable securities and other investments	(16,652)	(652)	(45,029)
Losses related to equity method investments	(20,095)	(20,490)	(27,360)
Other expense, net	(1,631)	(7,893)	(4,626)

Loss before income taxes and minority interest in consolidated subsidiaries	(66,803)	(34,191)	(126,483)
Benefit for income taxes	(16,708)	(14,083)	(17,113)

Loss before minority interest in consolidated subsidiaries	(50,095)	(20,108)	(109,370)
Minority interest in consolidated subsidiaries	284	697	3,322

Net loss	$(49,811)	$(19,411)	$(106,048)

Net loss per share:
Basic and diluted	$(1.41)	$(0.55)	$(2.85)

Weighted average number of common shares:
Basic and diluted	35,402	35,093	37,160

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Retained	Total
			Paid-In	Treasury	Income	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	(Deficit)	Equity

Balances at March 31, 2002	42,967	$430	$199,200	$(30,430)	$150,497	$131,558	$451,255
Issuance of common stock under ESPP	165	2	499				501
Repurchase of common stock(1)				(38,094)			(38,094)
Unrealized loss on investments, net					(148,394)
Net loss						(106,048)
Total comprehensive loss							(254,442)

Balances at March 31, 2003	43,132	432	199,699	(68,524)	2,103	25,510	159,220
Issuance of common stock under ESPP	277	3	971				974
Unrealized gain on investments, net					33,939
Net loss						(19,411)
Total comprehensive income							14,528

Balances at March 31, 2004	43,409	435	200,670	(68,524)	36,042	6,099	174,722
Issuance of common stock under ESPP	314	3	881				884
Unrealized loss on investments, net					(28,374)
Net loss						(49,811)
Total comprehensive loss							(78,185)

Balances at March 31, 2005	43,723	$438	$201,551	$(68,524)	$7,668	$(43,712)	$97,421

(1)	At March 31, 2003, 2004 and 2005, the Company held 8,155 shares in treasury at each fiscal year end, respectively, which have not been retired. After taking into account these treasury shares, the net outstanding shares at March 31, 2003, 2004 and 2005 were 34,977 shares, 35,254 shares and 35,568 shares, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(49,811)	$(19,411)	$(106,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,461	6,737	5,837
Minority interest in subsidiary companies, net of tax	(284)	(697)	(3,322)
Write-down of in-process research and development			1,610
Loss in investees accounted for under the equity method	20,095	20,490	27,360
Gain on investments	(7,712)	(29,287)	(14,143)
Other	345	1,162	457
Write-down of investments	16,652	652	45,029
Inventory write-down	9,314	2,876	6,338
Write-down of goodwill	1,538
Write-down of Tower wafer credits			9,479
Deferred income taxes	(17,895)	(8,942)	857
Changes in assets and liabilities:
Accounts receivable	2,404	(2,023)	833
Inventory	(5,025)	(11,623)	10,436
Related party receivables	(80)	1,018	1,112
Other assets	1,782	(2,155)	(1,670)
Accounts payable	(4,131)	5,108	1,405
Accrued liabilities and other long-term obligations	(1,309)	(754)	(1,701)
Income tax payable	1,089	29,246	(17,567)

Net cash used in operating activities	(27,567)	(7,603)	(33,698)

Cash flows from investing activities:
Purchase of property and equipment	(764)	(1,226)	(4,126)
Purchase of technology licenses	(650)	(430)	(3,150)
Proceeds from sale of available-for-sale securities	33,297	80,523	116,092
Proceeds from sale of Alliance Ventures and other investments		1,350	500
Investment in Tower Semiconductor Ltd.	0	(11,001)	(25,976)
Purchase of Alliance Ventures and other investments	(8,877)	(20,031)	(11,699)

Net cash provided by investing activities	23,006	49,185	71,641

Cash flows from financing activities:
Net proceeds from the issuance of common stock	884	974	501
Principal payments on lease obligations	(33)	(247)	(369)
Repurchase of common stock			(38,094)
Repayments of short-term borrowings		(43,560)	(22,613)
Release of restricted cash			6,430

Net cash provided by (used in) financing activities	851	(42,833)	(54,145)

Net decrease in cash and cash equivalents	(3,710)	(1,251)	(16,202)
Cash and cash equivalents at beginning of year	6,107	7,358	23,560

Cash and cash equivalents at end of year	$2,397	$6,107	$7,358

Supplemental disclosures of cash flow information:
Cash refunded for taxes, net	$42	$32,388	$401

Cash paid for interest	$4	$1,820	$2,103

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Alliance Semiconductor and our Significant Accounting Policies
      Alliance Semiconductor Corporation (“we,” the “Company” or “Alliance”), a Delaware corporation, is a worldwide provider of Memory, Analog and Mixed Signal and System Solutions semiconductor products for the networking, wireless, consumer and computing markets. Through these integrated business units, we provide leading OEMs with Analog and Mixed Signal products for Electromagnetic Interference (“EMI”) management, high speed chip-to-chip interconnects based on HyperTransporttm technology, as well as synchronous and fast asynchronous Static Random Access Memory (“SRAMs”) and Dynamic Random Access Memory (“DRAMs”).

Principles of Consolidation
      The consolidated financial statements include the amounts of Alliance, its wholly-owned subsidiaries and its partially owned, non controlled, equity affiliate where Alliance is deemed to be the primary beneficiary under FASB Interpretation No. 46R “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46R”).
      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Alliance Semiconductor and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, valuations associated with our publicly and privately held investments and useful lives for amortization periods of tangible and intangible assets, among others. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price erosion, all of which could impact the future realizability of our assets. Actual results could differ from those estimates.

Basis of Presentation
      For purposes of presentation, we have indicated our fiscal years as ending on March 31, whereas our fiscal year actually ends on the Saturday nearest the end of March. The fiscal years ended March 31, 2005, 2004 and 2003 each contained 52 weeks.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on deposit and highly liquid money market instruments with banks and financial institutions. We consider all highly liquid investments with maturity from the date of purchase of three months or less to be cash equivalents.

Short-Term Investments
      Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has the ability and intent, if

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At March 31, 2005 and 2004, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.
      Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet and are carried at cost. If the restrictions expire within twelve months, and the investment can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115. Currently, the Company owns approximately 6.2 million shares of Tower common stock that are subject to restrictions on sale, which are carried at cost, as disclosed in Note 7 to the Consolidated Financial Statements.

Inventory
      Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on the estimated net realizable value or current replacement cost. We also evaluate our open purchase order commitments on an on-going basis and accrue for any expected loss if appropriate.

Investments in Non-Publicly-Traded Companies
      We invest in various non-publicly-traded high technology companies. These investments are included in Alliance Ventures and other investments in the consolidated balance sheets. If an investment in the voting stock and other factors give Alliance the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. Investments which do not give Alliance the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the cost method. For investments accounted for under the equity method, we include our share of the earnings or losses of the investee in our results of operations based on financial information of the investee. We review the investments for impairment at least quarterly or when circumstances or events indicate that the carrying value of the investments may not be recoverable.

Property and Equipment
      Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years. Upon disposal, the cost of the asset and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations.

Long-Lived Assets
      Long-lived assets held by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amounts to the future net cash flows that an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount to which the carrying amount of the assets exceeds the estimated fair value of the asset.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Collection is not deemed to be reasonably assured if customers receive extended payment terms.
      As we do not have any post-sales obligations or customer acceptance criteria after shipment, product revenue is generally recognized upon shipment of product to customers. We offer our customers a standard warranty for defective parts, and we record an allowance for warranty costs in the period in which the revenue is recorded.
      We offer certain distributor rights of return in the form of stock rotation rights. These rights allow the distributor to return products purchased from us having value up to a contracted fixed percentage of the prior quarter’s shipments to that distributor.
      We have established reserves for warranty claims, rights of returns and allowances on product sales which are recorded in the same period in which the related revenue is recorded. These provisions are based on estimates using historical sales returns, warranty costs, analysis of credit memo data and other known factors, and these estimates are reviewed periodically to determine if recent actual data deviates from historical trends. If we made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. Actual returns could differ from these estimates.

Research and Development Costs
      Costs incurred in the research and development of semiconductor devices are expensed as incurred, including the cost of prototype wafers and new production mask sets.

Goodwill and Intangible Assets
      We account for goodwill and intangible assets in accordance with SFAS No. 141 “Business Combinations,” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is allocated to the Company’s reporting units and is reviewed annually for impairment during the fourth quarter, or sooner if circumstances indicate that it may no longer be recoverable.
      We adopted SFAS 142, on April 1, 2002. As a result, goodwill is no longer amortized, but is instead measured and tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. Goodwill impairment testing is a two step process. The first step screens for impairment, while the second step measures the impairment, if any.
      The annual impairment test performed as of March 31, 2004, indicated that goodwill was not impaired; however, the annual impairment test performed as of March 31, 2005, indicated goodwill to be impaired primarily due to lower than previously expected revenues and, accordingly, we recorded a pretax, operating charge of approximately $1.5 million during the fourth quarter of fiscal 2005 related to the PulseCore acquisition completed in fiscal 2002. As a result of this impairment, the carrying value of goodwill is $0 as of March 31, 2005. We recorded this impairment during the fourth quarter of fiscal 2005, as we had: (a) one full year of unit financial performance to aid us in our analysis and (b) we had completed our business and financial plans for the next fiscal year which gave us additional visibility into the cash flows attributable to this operating unit.
      Intangible assets with definite lives are amortized over the estimated useful life, generally three years.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      We account for our deferred income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentration of Risks
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable.
      Cash is deposited with one major bank in the United States while cash equivalents are deposited with several major financial institutions in the United States. We attempt to limit our exposure to these investments by placing such investments with several financial institutions and perform periodic evaluations of these institutions.
      Short- and long-term investments are subject to declines in market risk as well as risk associated with the underlying investment. We evaluate our investments from time to time in terms of credit risk since a substantial portion of our assets are in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk if needed. As of March 31, 2005 and 2004, we had determined that no hedges are required at this time and accordingly show no hedges on our books.
      We have and continue to hold significant investments in UMC and Tower. Since UMC and Tower are in the semiconductor business, as we are, they may be subject to the same fluctuations in market value that we are, and may experience downturns in value at the same time that we are experiencing such downturns. Many of the risks that we may experience as a semiconductor company are also applicable to these companies. In addition, because they are semiconductor industry participants, they are subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that our investments in these companies will increase in value or even maintain their value. Because of the cyclical nature of the semiconductor industry, it is possible that these investments, like us, will experience a significant business downturn in the future which will significantly depress the value of these stocks. Additionally, we have had operating cash outflows over the last several years and the value of the investments in UMC, which is a major source of our liquidity, and Tower have declined substantially in value in recent quarters and they may continue to decline in value in the future. Management believes the Company’s cash and other sources of liquidity are sufficient to fund the business for the next 12 months. However, if our operating performance continues at its historical rate or falls below expectations or if our short-term investments in marketable securities continue to decrease in value, we may have difficulties meeting our cash needs. In order to finance general corporate needs, fund our venture investments, as well as strategic acquisitions and investments in research and development, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance may impact our ability to raise capital.
      We sell products to original equipment manufacturers and distributors throughout the world. We perform ongoing credit evaluations of our customers and, on occasion, may require letters of credit from our non-U.S. customers. As of March 31, 2005, there are no letters of credit outstanding. Sales to our customers are

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
typically made pursuant to specific purchase orders, which may be cancelled by the customer without enforceable penalties. In fiscal 2005, Celestica AG, located in Switzerland, accounted for 12% of our net revenue consisting primarily of revenue from the Systems Solutions business unit. In 2004 and 2003, no single customer accounted for 10% or more of our net revenue.
      We conduct the majority of our business in U.S. dollars and foreign currency transaction gains and losses have not been material in any one year. International sales accounted for approximately $15.4 million, $17.9 million and $12.6 million of net revenue for fiscal 2005, 2004 and 2003, respectively.

Stock-Based Compensation
      At March 31, 2005, we have three stock-based employee compensation plans, which are described more fully in Note 12. We account for these plans using the intrinsic-value based method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and SFAS 148 “Accounting for Stock-Based Compensation  — Transition and Disclosure – an amendment of FASB Statement 123”. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors’ Plan and our Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the years ended March 31, 2005, 2004 and 2003, would have been as follows (in thousands, except per share amounts):

	2005	2004	2003

Net loss, as reported	$(49,811)	$(19,411)	$(106,048)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,046)	(3,050)	(2,936)

Pro forma net loss:	$(52,857)	$(22,461)	$(108,984)

Loss per share:
Basic and diluted — as reported	$(1.41)	$(0.55)	$(2.85)

Basic and diluted — pro forma	$(1.49)	$(0.64)	$(2.93)

      See Note 12 — “Stock Option Plans” for the assumptions and methodology used to determine the fair value of stock-based compensation.

Net Loss Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. At March 31, 2005, 2004 and 2003, there were 3,395,150, 3,500,482, and 2,597,262 options outstanding to purchase common stock that were excluded from the diluted loss per share computations because their effect would have been anti-dilutive. The weighted average exercise prices of these options were $7.23, $7.82 and $9.18 for fiscal 2005, 2004 and 2003, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, the numerators and denominators used in the Basic and Diluted EPS computations consisted of the following (in thousands, except per share amounts):

	2005	2004	2003

Net loss available to common stockholders	$(49,811)	$(19,411)	$(106,048)

Weighted average common shares outstanding
Basic and diluted	35,402	35,093	37,160

Net loss per share:
Basic and diluted	$(1.41)	$(0.55)	$(2.85)

Comprehensive Income
      We recorded comprehensive losses of $78.2 million in fiscal 2005, comprehensive income of $14.5 million in 2004 and a comprehensive loss of $254.4 million in fiscal 2003. The components of comprehensive income (loss) are shown in the Consolidated Statements of Stockholders’ Equity.

Recently Issued Accounting Standards
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for our year ended March 31, 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.
      In December 2004, the FASB issued FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting further guidance. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to us will become determinable once further technical guidance has been issued.
      In December 2004, the FASB issued SFAS No. 123R “Share Based Payment,” (“SFAS 123R”) which will be effective for the first interim or annual reporting period beginning after June 15, 2005, and is required to be adopted by Alliance in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of SFAS 123R. The impact of the adoption of SFAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Notes 1 and 12 to these Consolidated Financial Statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by Alliance in the second quarter of fiscal 2006. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by Alliance in the second quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

Note 2.	Balance Sheet Components

Short-Term Investments
      At March 31, short-term investments consisted of the following available-for-sale securities and derivatives (in thousands, except per share amounts):

	2005			2004
	Number of	Adjusted	Market	Number of	Adjusted	Market
	Shares	Cost Basis	Value	Shares	Cost Basis	Value

United Microelectronics Corporation	128,146	$64,661	$77,505	161,461	$88,452	$139,179
Adaptec, Inc.				154	1,727	1,283
Tower Semiconductor Ltd.	3,207	4,939	4,939	2,673	9,163	18,654
Vitesse Semiconductor Corporation				95	66	662

Total short-term investments		$69,600	$82,444		$99,408	$159,778

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Investments
      At March 31, long-term investments consisted of the following (in thousands, except per share amounts):

	2005		2004

	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis

Tower Semiconductor Ltd.	5,701	$8,780	6,236	$21,208
Alliance Ventures investments		23,256		33,051
Solar Venture investments		1,609		3,031

Total long-term investments		$33,645		$57,290

Accounts Receivable
      At March 31, accounts receivable consisted of the following (in thousands):

	2005	2004

Trade receivables	$2,974	$5,721
Less: allowance for doubtful accounts and sales related reserves	(1,297)	(1,640)

Total accounts receivable	$1,677	$4,081

Inventory
      At March 31, inventory consisted of the following (in thousands):

	2005	2004

Work in process	$2,146	$6,768
Finished goods	5,174	4,841

Total inventory	$7,320	$11,609

Property and Equipment
      At March 31, property and equipment consisted of the following (in thousands):

	2005	2004

Engineering and test equipment	$18,631	$18,203
Computers and software	15,314	15,412
Furniture and office equipment	949	918
Leasehold improvements	1,544	1,486
Land	274	274
Automobiles	14	14

	36,726	36,307
Less: Accumulated depreciation	(32,410)	(30,146)

Total property and equipment	$4,316	$6,161

      Depreciation expense for fiscal 2005, 2004 and 2003 was $2.6 million, $3.1 million and $3.0 million, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and equipment includes $39,000 of assets under capital leases at March 31, 2005 and 2004, respectively. Accumulated depreciation of assets under capital leases totaled $15,000 and $7,000 at March 31, 2005 and 2004, respectively.

Goodwill and Intangible Assets
      At March 31, 2005, intangible assets consisted of the following (in thousands):

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

Developed technology	$1,592	$(1,592)	$
Technology license	4,230	(3,229)	1,001
Acquired workforce	2,746	(2,746)
Tradename	109	(109)
Patents	1,403	(1,114)	289

Total intangible assets	$10,080	$(8,790)	$1,290

      We recorded an impairment of $1.5 million on the goodwill related to the PulseCore acquisition in the fourth quarter of fiscal 2005.
      We recorded this impairment during the fourth quarter of fiscal 2005 as we had: (a) one full year of unit financial performance to aid us in our analysis and (b) we had completed our business and financial plans for the next fiscal year which gave us additional visibility into the cash flows attributable to this operating unit.
      At March 31, 2004, goodwill and intangible assets consisted of the following (in thousands):

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

Developed technology	$1,592	$(1,171)	$421
Technology license	3,580	(1,934)	1,646
Acquired workforce	2,746	(1,736)	1,010
Tradename	109	(81)	28
Patents	1,403	(671)	732
Goodwill	1,538		1,538

Total goodwill and intangible assets	$10,968	$(5,593)	$5,375

      The annual impairment test performed as of March 31, 2004 indicated that goodwill was not impaired; however, the annual impairment test performed as of March 31, 2005 indicated goodwill to be impaired and, accordingly, we recorded a pretax, operating charge of approximately $1.5 million during the fourth quarter of fiscal 2005 related to the PulseCore acquisition. As a result of this impairment the carrying value of goodwill is $0 as of March 31, 2005. We recorded this impairment during the fourth quarter of fiscal 2005 as we had: (a) one full year of unit financial performance to aid us in our analysis and (b) we had completed our business and financial plans for the next fiscal year which gave us additional visibility into the cash flows attributable to this operating unit.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, amortization expense for intangible assets consisted of the following (in thousands):

	2005	2004	2003

Developed technology	$420	$531	$531
Technology license	1,295	1,146	787
Acquired workforce	1,011	1,488	248
Tradename	28	36	36
Patents	443	468	179

Total amortization expense	$3,197	$3,669	$1,781

      Intangible assets are being amortized over estimated useful lives of two to three years. Estimated future amortization expense is as follows (in thousands):

2006	$911
2007	264
2008	115

Total future amortization expense	$1,290

Accrued Liabilities
      At March 31, accrued liabilities consisted of the following (in thousands):

	2005	2004

Accrued compensation	$889	$1,538
Accrued other	756	1,343

Total accrued liabilities	$1,645	$2,881

Accumulated Other Comprehensive Income
      At March 31, 2005, accumulated other comprehensive income consisted of the following (in thousands):

			Net
	Unrealized		Unrealized
	Gain	Tax Effect	Gain

United Microelectronics Corporation	$12,844	$(5,176)	$7,668

      At March 31, 2004, accumulated other comprehensive income consisted of the following (in thousands):

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

United Microelectronics Corporation	$50,727	$(20,443)	$30,284
Tower Semiconductor Ltd.	9,491	(3,825)	5,666
Vitesse Semiconductor Corporation	596	(240)	356
Adaptec, Inc.	(444)	180	(264)

Total accumulated other comprehensive income	$60,370	$(24,328)	$36,042

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Write-Down of Marketable Securities and Venture Investments
      Marketable securities held by us have experienced significant declines in their market value primarily due to the downturn in the semiconductor and technology sectors and general market conditions. Management evaluates the marketable securities for potential “other-than-temporary” declines in their value. Such evaluations of its investments includes researching commentary from industry experts, analysts and other companies. During the fourth quarter of fiscal 2005, we recorded a write-down on our investment in Tower ordinary shares of approximately $16.7 million. See Note 7 — “Investment in Tower Semiconductor Inc.” for additional information.
      During the third quarter of fiscal 2003, we recorded an other than temporary write-down of $14.1 million in our investment in Tower shares as we determined at that time that the duration and magnitude of the decrease in the share price was such that a recovery in the share price was not imminent. The share price had decreased by 41% from the end of the first quarter of fiscal 2003 to the end of the third quarter of fiscal 2003. We recorded pretax, non-operating losses of approximately $673,000 and $16.2 million during the third quarter of fiscal 2003 and the second quarter of fiscal 2003, respectively, on our investments in Vitesse and Chartered common stock. These write-downs were based on the continuing decrease in the investments’ stock prices compared to those prices used to record the investment along with the expectation that stock prices would not recover in the near term due to unfavorable business conditions for the companies specialty and the semiconductor industry in general.
      During the second quarter of fiscal 2002, we recorded a pretax, non-operating loss of approximately $250.9 million on our investment in UMC common stock. Specifically, this write-down was the result of a 52% decrease in the price of UMC shares between the end of fiscal 2001 and the end of second quarter of fiscal 2002. This decrease was the result of deteriorating conditions in the semiconductor industry and the general economy combined with the negative impact on worldwide equity markets after the events of September 11, 2001. At the time, we had no reason to believe that the value of our investment in UMC would recover in the foreseeable future and therefore determined that the investment was other than temporarily impaired and that we should record a write-down on our investment in UMC shares.
      We also review the carrying values of our investments in Alliance Ventures and Solar Venture Partners investee companies for potential impairments. As many of these companies are in the development stage, these reviews include future market and revenue generating potential, analysis of current and future cash flows, and ongoing product development and future financing activities. As a result of these reviews, we recorded write-downs in our investments in Alliance Ventures and Solar Ventures investee companies of $3.2 million, $5.8 million, and $24.8 million during fiscal 2005, 2004, and 2003, respectively.
      At March 31, write-downs of marketable securities and venture investments consisted of the following (in thousands):

	2005		2004		2003

Chartered ADRs	$		$		$(16,212)
Vitesse common shares					(673)
Tower ordinary shares		(16,652)			(14,083)
Alliance Ventures’ investments		(2,686)		(5,487)	(19,035)
Solar Venture Partners’ investments		(473)		(300)	(5,789)

Total write-downs of marketable securities and venture investments		$(19,811)		$(5,787)	$(55,792)

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss in Investees Accounted for Under the Equity Method
      Several of the Alliance Ventures and Solar Venture Partners investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $16.9 million, $15.4 million and $16.6 million for fiscal 2005, 2004 and 2003, respectively.

Note 4.	Acquisitions

Chip Engines, Inc.
      During fiscal 2003, we acquired Chip Engines, a development stage company that designs semiconductor products for the networking, communications, cable and storage markets. We acquired Chip Engines to help support our diversification strategy and to add research and development resources to our System Solutions business unit. The acquisition was completed in January 2003 and was accounted for as an acquisition of assets and Chip Engines’ results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.
      We held our net investment of $4.8 million in Chip Engines prior to the acquisition in part through our ownership of Alliance Ventures and investment in Solar Venture Partners. No consideration was given to the Chip Engines stockholders in connection with the closing of the acquisition; however, the acquisition agreement provides for contingent consideration of up to $3.7 million upon Chip Engines achieving certain milestones including developing a product and entering into a non-cancelable written purchase order with certain customers or being added to such customers’ published approved vendor list. None of these milestones have been met to date and no additional milestone related payments have been made to the stockholders of Chip Engines. As Chip Engines was a company in the development stage, which had not completed a product at closing of the acquisition, management concluded that the transaction was an acquisition of assets. The entire purchase price was allocated to individual assets acquired based on their relative fair values and no goodwill was recorded as a result of the transaction. The values assigned to the assets acquired consisted of the following (in thousands):

		Amortization
	Amount	Period

Net assets acquired	$(851)	n/a
In-process technology	1,610	expensed
Workforce	2,746	2 years
Patents	1,040	3 years
Licenses	250	3 years

Total	$4,795

      No supplemental pro forma information is presented due to the immaterial effect on prior period results of operations.
      The allocation of amounts to in-process research and development was consistent with widely recognized appraisal practices. Our analysis resulted in a $1.6 million charge to acquired in-process research and development. The acquired in-process technology represents the appraised value of technologies in the development stage that had yet reached technological feasibility and do not have alternative future uses. This amount was expensed as a non-recurring charge upon consummation of the acquisition. At the time of the acquisition, one product was in development and was approximately 80% complete.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The value assigned to in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. We estimated the expected cash flows from the projects once commercially viable. The net cash flows were then discounted back to their present value using discount rates of 30%, which we believe to be appropriate given the business risks inherent in manufacturing and marketing these products, and a percentage of completion was applied. The percentage of completion was determined using milestones representing management’s estimate of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development to be completed to bring each project to technical feasibility. We had one project assigned in-process status at the time of evaluation which has gone through several revisions but is currently sampling to several customers.
      As of March 31, 2005, we believe that the projections used in the valuations with respect to each acquisition are still materially valid; however, there can be no assurance that the projected results will be achieved.

API Networks
      During fiscal 2003, we purchased a perpetual royalty-free license from API Networks (“API”) for $3.2 million. This intangible asset is expensed on a straight-line basis over a period of 36 months, beginning in the second quarter of fiscal 2003. We are amortizing on a straight-line basis as technologies often have a finite useful life regardless of whether we are successful in incorporating licensed technologies into new products.

Note 5.	Gain/(Loss) on Investments
      At March 31, Gain/(loss) on investments consisted of the following (in thousands):

	2005	2004	2003

Sale of UMC shares	$7,995	$29,473	$24,651
Sale of Broadcom shares			1,245
Sale of Magma shares			1,186
Sale of Adaptec shares	(541)	1,098	(5,423)
Sale of Chartered shares			(5,788)
Sale of Vitesse shares	258		(912)
Sale of PMC-Sierra shares			(274)
Write-down of restricted cash		(1,284)	(300)
Net hedging activities			(739)
Realized gain on Solar investee disposition			497

Total gain on investments	$7,712	$29,287	$14,143

      As of June 7, 2005, we hold 119.1 million shares of UMC.
      We recorded the following gains and losses during fiscal 2005:

•	$8.0 million gain on the sale of 45.4 million shares of UMC
•	$258,000 gain on the sale of 95,417 shares of Vitesse
•	$544,000 loss on the sale of 154,444 shares of Adaptec
      We recorded the following gains and write-downs during fiscal 2004:

•	$29.5 million gain on the sale of 93.0 million common shares of UMC
•	$1.3 million write-down of restricted cash related to our investment in Platys being acquired by Adaptec

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$1.1 million gain on the sale of 362,173 common shares of Adaptec
      We recorded the following gains, losses and write-downs during fiscal 2003:

•	$24.7 million gain on the sale of 112.2 million common shares of UMC
•	$1.2 million gain on the sale of 75,000 common shares of Broadcom
•	$1.2 million gain on the sale of 360,244 common shares of Magma
•	$5.4 million loss on the sale of 924,000 common shares of Adaptec
•	$5.8 million loss on the sale of 1.6 million shares of Chartered ADRs
•	$912,000 loss on the sale of 143,000 common shares of Vitesse
•	$274,000 loss on the sale of 68,000 common shares of PMC-Sierra
•	$300,000 write-down of restricted cash related to our investment in Platys being acquired by Adaptec
•	$739,000 losses related to our hedges on Adaptec, Broadcom and Vitesse
•	$497,000 realized gain on the sale of one of Solar Venture Partners’ investee companies

Note 6.	Investment in Marketable Securities

United Microelectronics Corporation
      At March 31, 2005, we owned approximately 128.1 million shares of United Microelectronics Corporation (“UMC”) common stock representing approximately 0.8% ownership. At March 31, 2004, we owned approximately 161.5 million shares of UMC common stock, representing approximately 1.0% ownership.
      We account for our investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2005, we sold 45.4 million shares of UMC common stock for $31.8 million and recorded a pretax, non-operating gain of $8.0 million. In fiscal 2004, we sold 93.0 million shares of UMC common stock for $80.5 million and recorded a pretax, non-operating gain of $29.5 million.
      UMC’s common stock price has historically experienced significant fluctuations and decreases in market value. Given the market risk for the UMC common stock there can be no assurance that our investment in UMC will maintain its value.

Vitesse Semiconductor Corporation
      During the third quarter of fiscal 2005, we sold 95,577 shares of Vitesse common stock for proceeds of $324,000 and realized a pretax, non-operating gain of $258,000. We no longer hold a position in Vitesse common stock.
      At March 31, 2004, we owned 95,417 shares of the common stock of Vitesse Semiconductor Corporation (“Vitesse”). We had accounted for our investment in Vitesse as an available-for-sale marketable security in accordance with SFAS 115.

Adaptec, Inc.
      During the third quarter of fiscal 2005, we sold our remaining 154,444 shares of Adaptec common stock for proceeds of $1.2 million and realized a pretax, non-operating loss of $540,000. We no longer hold a position in Adaptec common stock.
      At March 31, 2004, we owned 154,444 shares of Adaptec. We had accounted for our investment in Adaptec as an available-for-sale marketable security in accordance with SFAS 115.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investment in Tower Semiconductor Ltd.
      At March 31, 2005, we owned 8,908,391 ordinary shares of Tower of which 3,207,024 were classified as short-term and accounted for as an available-for-sale marketable security in accordance with SFAS 115. We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:

•	30% of all of our Tower shares (including shares acquired or to be acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments, shares acquired as a result of Tower’s rights offering in September 2002, and shares which may be acquired upon exchange of certain wafer credits) are unrestricted and available-for-sale;

•	the remaining 70% of all of our Tower shares are restricted from sale, transfer, or disposition until January 2006; and

•	between January 2006 and January 2008 we may transfer no more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.
      During the fourth quarter of fiscal 2005, we wrote down our short-term and long-term investments in Tower shares and recorded a pre-tax, non-operating loss of approximately $16.7 million. We determined at that time that the decline in the price of Tower ordinary shares was other than temporary due to a 57% decrease in the share price during the last two quarters of fiscal 2005. At September 30, 2004 the market share price for Tower ordinary shares exceeded the carrying value share price for both our short-term and long-term investment in Tower shares.
      During the third quarter of fiscal 2005, the share price decreased by 53% during the quarter prior to recovering and ending the quarter down by 40%, compared to the end of the second quarter of fiscal 2005. Given the fact that there had been some recovery in the share price during the latter part of third fiscal quarter, we determined that the share price decrease was not an “other-than-temporary” decrease and did not record a write-down during the third quarter of fiscal 2005. Subsequently the share price decreased another 29% during the fourth quarter of fiscal 2005. At the time, we had no reason to believe that the value of our investment in Tower would recover in the foreseeable future. This decrease, combined with the fact that Tower was not operating at full capacity and was and continues to be heavily leveraged, led us to determine that the reduction in share price was “other-than-temporary” as of March 31, 2005. During the third quarter of fiscal 2003, we wrote down our investment in Tower ordinary shares and recorded a pretax, non-operating loss of approximately $14.1 million due to an other than temporary decrease in the share price of Tower ordinary shares.
      As of March 31, 2005, we also held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined, at that time, that the value of these credits would not be realized given our sales forecast of product to be manufactured at Tower. Through December 2006 we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. Those credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two year period can be converted to shares based on the average price per Tower share during the last 15 trading days of each quarter. Those credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three month LIBOR rate plus 2.5% Interest will be paid the following quarter; reimbursement of unutilized wafer credits will not occur until December 2007. We will also retain our option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.
      Our investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business and financial condition. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.
      N. Damodar Reddy, our Chairman and Chief Executive Officer, is a director of Tower. As of March 31, 2005, we had a 13.6% ownership position in Tower.
      A timeline of our investments in Tower Semiconductor, Ltd. is as follows (in millions, except number of shares and per share amounts):

		Share	Investment	Investment in	Total
Period	# of Shares	Price	in Shares	Wafer Credits	Investment

FY 2001	1,233,241	$13.24	$16.3	14.7	$31.0
FQ1 2002	366,690	12.50	4.6	6.4	11.0
FQ2 2002(a)	1,255,848	12.75	16.0	(16.0)	0.0
FQ1 2003	1,071,497	6.16	6.6	4.4	11.0
FQ3 2003	1,344,829	4.91	6.6	4.4	11.0
(b)	794,995	5.03	4.0		4.0
FQ1 2004	1,206,839	2.98	3.6		3.6
FQ2 2004	228,546	2.98	0.7		0.7
FQ3 2004	777,295	2.98	2.3		2.3
FQ4 2004	628,611	7.00	4.4		4.4

Totals	8,908,391		$65.1	$13.9	$79.0

(a)	Conversion of wafer credits to ordinary shares

(b)	Tower rights offering

Note 8.	Private Equity Investments

Alliance Venture Management, LLC
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
      In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. We, as the sole limited partner, own 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts, calculated on an annual basis.
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

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. During fiscal 2005, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $843,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2005, fiscal 2004 or fiscal 2003.
      No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2005, fiscal 2004 or fiscal 2003.
      After Alliance Ventures was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom, to Alliance Ventures I to allow Alliance Venture Management to manage these investments. As of March 31, 2005, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $20.0 million in nine companies, with a fund allocation of $20.0 million. Alliance Ventures II, the focus of which is in investing in internet start-up ventures, has invested approximately $9.1 million in ten companies, with a total fund allocation of $15.0 million. As of March 31, 2005, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $61.1 million in 17 companies, with a total fund allocation of $100.0 million. As of March 31, 2005, Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $37.6 million in eight companies, with a total fund allocation of $40.0 million. As of March 31, 2005, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $28.0 million in ten companies, with a total fund allocation of $60.0 million. During fiscal 2005, we invested approximately $8.9 million in Alliance Ventures investee companies
      In fiscal 2005, 2004 and 2003, we wrote down certain of our investments in Alliance Ventures and recognized pretax, non-operating losses of approximately $2.7 million, $5.5 million and $19.0 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. During fiscal 2005, 2004 and 2003, total equity in the net losses of Alliance Ventures investee companies was $16.0 million, $14.1 million and $15.2 million, respectively.
      Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail, and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. The market for these types of investments has, in the past, often been successful and many venture capital funds have been profitable, and while we have been successful in certain of our past investments, there can be no assurance as

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future and we will suffer significant diminished success in these investments. It is possible that many or most, and maybe all, of our venture type investments may fail, resulting in the complete loss of most or all the money we have invested in these types of investments.
      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. We acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full including approximately $22,000 of accrued interest.

Investment in Solar Venture Partners, LP
      Through March 31, 2005, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of March 31, 2005, we held a 73% interest in Solar.
      Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exert significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2005, fiscal 2004 and fiscal 2003 we recorded equity in loss of investees of approximately $959,000, $1.3 million and $1.4 million and wrote down certain Solar investments by $473,000, $300,000 and $5.8 million, respectively.
      C.N. Reddy, an officer and director of Alliance Semiconductor, is a general partner of Solar, an investor in Solar and participates in running Solar’s daily operations. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.

Equity Method Investments
      The majority of our investments in venture funds are accounted for under the equity method of accounting. The following summarizes key balance sheet and statement of operations information relating to the underlying investment portfolio for equity method investments. The companies have been segregated between those companies in which our voting interest is a) less than 20% of the voting shares and b) greater

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than or equal to 20% of the voting shares — all amounts are aggregated for all equity method investments at the respective fiscal year-end (in thousands, except number of companies):

Summary Financial Data

	2005			2004			2003

	Total	<20%	>=20%	Total	<20%	>=20%	Total	<20%	>=20%

Income Statement
Revenue	$42,335	$29,725	$12,610	$32,556	$16,097	$16,459	$12,246	$4,003	$8,243
Gross profit	$23,416	$15,687	$7,729	$16,985	$9,020	$7,965	$5,670	$2,149	$3,521
Net loss	$(77,796)	$(41,331)	$(36,465)	$(78,265)	$(56,808)	$(21,457)	$(104,082)	$(55,473)	$(48,609)
Balance Sheet
Current assets	$80,534	$44,498	$36,036	$89,818	$53,670	$36,148
Non-current assets	$16,486	$6,409	$10,077	$9,528	$2,633	$6,895
Total assets	$97,020	$50,907	$46,113	$99,346	$56,303	$43,043
Current liabilities	$29,056	$17,561	$11,495	$20,116	$8,814	$11,302
Non-current
Liabilities	$4,217	$1,874	$2,343	$1,940	$604	$1,336
Total liabilities	$33,273	$19,435	$13,838	$22,056	$9,418	$12,638
Preferred stock	$358,641	$224,594	$134,047	$264,649	$184,569	$80,080
Total equity in loss of investees	$(16,936)	$(5,595)	$(11,341)	$(15,355)	$(8,990)	$(6,365)	$(16,597)	$(8,169)	$(8,428)
Number of companies	15	6	9	14	6	8	15	6	9

		Ownership
2005 Investee Companies	Industry	Percentage

Aperto Networks	Networking	14.5%
Active Optical Networks	Networking	33.6%
Alta Analog	Semiconductor	32.4%
Apollo Biotechnology	Semiconductor	15.3%
Athena Semiconductor	Semiconductor	41.4%
Cavium Networks	Semiconductor	15.4%
Jazio	Semiconductor	5.1%
Maranti Networks	Networking	9.0%
Nazomi Communications	Semiconductor	23.6%
Nethra Imaging	Semiconductor	25.0%
SiNett Corporation	Semiconductor	21.6%
Tharas Systems	Design Automation	15.1%
Vianeta Communications	Software	40.0%
Xalted Networks	Networking	22.8%
Xceive Corporation	Semiconductor	38.1%
      We review our share of the underlying assets of the companies in which we invest and if our investment is greater than the underlying assets, we allocate the excess to goodwill, as most of the investee companies are in the early formations.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also performed an analysis on individual venture investee companies in accordance with FIN 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. As of March 31, 2005, we had one investee company which was classified as a VIE and for which we were the primary beneficiary. The impact of consolidation of this VIE was not material to our consolidated financial statements.

Note 9.	Derivative Instruments and Hedging Activities
      During fiscal 2005, we did not have any hedge instruments in place and accordingly no hedge gains or losses or other related transactions were recorded.
      During fiscal 2004, we recorded a net gain of $1.1 million related to our settlement of the Adaptec hedge instrument. During fiscal 2003, we recorded a gain of $3.7 million relating to the Vitesse hedge instrument, offset by a loss of $3.7 million on the hedged Vitesse investment. We also recorded a gain of $2.1 million relating to the Adaptec hedge instrument and a loss of $2.6 million on the hedged Adaptec investment. Before exercising our put option, we recorded a gain of $1.1 million for the Broadcom derivative offset by a loss of the Broadcom investment of $1.4 million in fiscal 2003.
      During fiscal 2003, we had investments in Broadcom, Vitesse, and Adaptec that were hedged using derivative instruments to help reduce the potential volatility in the fair value of the investments. We use cashless collars, which are combinations of option contracts and forward sales contracts, to hedge this risk. As of March 31, 2003, we had a derivative instrument in place to hedge the investment in Adaptec common stock. The hedge on the Broadcom investment was settled during the second quarter of fiscal 2003 and the hedge on the Vitesse investment was settled during the fourth quarter of fiscal 2003.
      By using derivative financial instruments to hedge exposures to changes in share prices, we expose ourselves to credit risk and market risk. Credit risk is a risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is an asset, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative contract is a liability, we owe the counterparty and, therefore, do not assume any repayment risk. We minimize our credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of our exposure to each counterparty, and (3) monitoring the financial condition of our counterparties.
      All derivatives are recognized on the balance sheet at their fair market value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability, or (2) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). We state all derivative contracts as a fair value hedge and have not entered into derivatives for purposes of trading. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the current period earnings.
      We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets on the balance sheet. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in the hedging transactions have been highly effective in offsetting changes in fair value of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively. We discontinue hedge accounting prospectively when (1) we determine that the

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative is no longer effective in offsetting changes in the fair value of a hedged item, (2) that the derivative expires or is sold, terminated or exercised, or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.
      In January 2001, we entered into two derivative contracts (“Derivative Agreements”) with a brokerage firm and received aggregate cash proceeds of approximately $31.0 million. The Derivative Agreements had repayment provisions that incorporated a collar arrangement with respect to 490,000 shares of Vitesse common stock. We, at our option, could settle the contracts by either delivering Vitesse shares or making a cash payment to the brokerage firm in January 2003, the maturity date of the Derivative Agreements. The number of Vitesse shares to be delivered or the amount of cash to be paid was determined by a formula in the Derivative Agreements based upon the market price of the Vitesse shares on the settlement date. On January 24, 2003, we settled our derivative contract on 300,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract. On January 30, 2003, we settled our derivative contract on 190,000 Vitesse shares by delivering the shares to the brokerage firm holding the contract.
      In December 2001, we entered into a derivative contract with a brokerage firm with respect to 362,173 shares of Adaptec common stock and received aggregate cash proceeds of $5.0 million. The contract had repayment provisions that incorporated a collar arrangement with respect to 362,173 shares of Adaptec common stock. We had to deliver a certain number of Adaptec shares in June 2003, the maturity date of the contract. The number of Adaptec shares to be delivered was determined by a formula in the contract based upon the market price of the Adaptec shares on the settlement date. In June 2003, we settled the derivative contract we had on 362,173 Adaptec shares by delivering those shares to the brokerage firm holding the contract.

Note 10.	Leases, Commitments and Contingencies

Operating Leases
      We lease our headquarters facility under an operating lease that expires in July 2006. Under the terms of the lease, we are required to pay property taxes, insurance and maintenance costs. In addition, we also lease sales and design center offices under operating leases, which expire between fiscal 2006 and 2008.
      Future minimum fiscal rental payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year

2006	$2,041
2007	779
2008	134

Total payments	$2,954

      Rent expense for fiscal 2005, 2004 and 2003, was $2.1 million, $2.3 million and $2.5 million, respectively.

Capital Leases
      At March 31, 2005 and 2004, equipment under capital leases amounted to approximately $39,000. The original lease terms ranged from three to five years.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of future minimum fiscal lease payments under capital leases (in thousands):

Fiscal Year

2006	$4

Total minimum lease payments	4
Less current portion	(4)

Long-term capital lease obligations	$0

Investment Company Act of 1940
      Because of the appreciation in value over the past few years of our investments, including our strategic wafer manufacturing investments, we believe that we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the Investment Company Act of 1940 (the “Act”) for a company that is not registered under it. In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming our non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. No assurances can be given that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and do not provide us with a sufficient period to register as an investment company or divest itself of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.
      In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as 1) a closed-end investment company under the Act, or, in the alternative, 2) to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.
      If we elect to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon us. These would include, but not be limited to, a requirement that at least 40% of our board of directors not be “interested persons” of Alliance Semiconductor as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to us in view of the competitive circumstances in which it seeks to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control us in entities in which we are also investing (which could require us to abandon or significantly restructure our management arrangements, particularly with respect to our investment activities). While we could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that we would deem practical. Additionally, we would be required to report our financial results in a different form from that currently used by us, which would have the effect of turning our Statement of Operations “upside down” by requiring that we report our investment income and the results of our investment activities, instead of our operations, as our primary sources of revenue.
      Alternatively, if we elect to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, we would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of our total assets

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, we might choose to divest our self of assets that we consider strategically significant for the conduct of our operations or to acquire additional operating assets that would have a material effect on our operations. There can be no assurance that we could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in us issuing additional shares that may dilute the equity of our existing stockholders, and/or result in us incurring additional indebtedness, which could have a material impact on our balance sheet and results of operations. Were we to acquire any additional businesses, there would be the additional risk that our acquired and previously existing businesses could be disrupted while we attempted to integrate the acquired business, as well as risks associated with us attempting to manage a new business with which we were not familiar. Any of the above risks could result in a material adverse effect on our results of operations and financial condition.

Commitments and Contingencies
      Alliance applies the disclosure provisions of FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies,” (“SFAS 5”) by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which Alliance is a guarantor. In addition, we have the following commitments related to our Alliance Ventures investment portfolio (in thousands):
Off-Balance Sheet

	Less than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

AVM Commitments	$10,000	$20,000	$20,000	$29,200	$79,200
      We have funding commitments to the Alliance Venture Management (“AVM”) partnerships in our capacity as the sole limited partner in each of the five AVM partnerships. As the sole limited partner, we can exercise our right under the Limited Partnership Agreements to early terminate any of these the Partnerships, which would then result in liquidation of the partnerships in an orderly manner and would mean no additional funding obligation on our part.
      The allocation of future AVM commitments is based on a forecast of funding commitments by investee company for fiscal 2006. The forecast for the years subsequent to fiscal 2006 is based on estimated funding requirements which are consistent with fiscal 2005 actual investments and the fiscal 2006 forecast.

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

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At March 31, product warranties consisted of the following (in thousands):

	2005	2004	2003

Beginning Balance	$1,292	$1,253	$1,302
Accruals for warranties issued during the year	86	415	453
Settlements on warranty claims made during the year	(430)	(376)	(502)

Balance at March 31	$948	$1,292	$1,253

Note 11.	Benefit for Income Taxes
      At March 31, the benefit for income taxes consisted of the following (in thousands):

	2005		2004	2003

Current:
Federal	$		$(3,475)	$(17,644)
State		4	4	(326)
Foreign		304

		308	(3,471)	(17,970)

Deferred:
Federal		(24,567)	(7,212)	(34,475)
State		(5,708)	(1,771)	(3,474)
Valuation allowance		13,259	(1,629)	38,806

		(17,016)	(10,612)	857

Total benefit		$(16,708)	$(14,083)	$(17,113)

      In addition, a net deferred income tax benefit of $107,000, $375,000 and $1.8 million was recorded in minority interest in subsidiary companies in fiscal years 2005, 2004 and 2003, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, net deferred tax liabilities consisted of the following (in thousands):

	2005	2004

Alliance Ventures investments	$34,499	$27,945
Inventory reserves	5,056	6,453
Investment in Tower	20,706	10,170
Accrued expenses and reserves	793	767
Net operating loss carryforward	8,991
Tax credit carryforward	1,226
Other	4,100	2,837

Gross deferred tax assets	75,371	48,172
Valuation allowance	(50,436)	(37,177)

Net deferred tax assets	24,935	10,995

Investment in UMC	(24,293)	(46,577)
Investment in Adaptec		(292)
Investment in Vitesse		(209)
Fixed assets	(642)	(855)

Deferred tax liabilities	(24,935)	(47,933)

Net deferred tax liabilities	$—	$(36,938)

      At March 31, benefit for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows (in thousands, except percentage data):

	2005	2004	2003

Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(23,381)	$(11,966)	$(44,270)
State taxes, net of federal benefit	(5,706)	(1,771)	(5,904)
Change in valuation allowance	13,259	(1,629)	38,806
Other, net	(880)	1,283	(5,745)

Total	$(16,708)	$(14,083)	$(17,113)

      In January 2004 and April 2003, we received tax refunds from the Internal Revenue Service totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000.
      As a multinational corporation, we conduct our business in several countries and are subject to taxation in several jurisdictions. The taxation of our business is subject to the application of multiple and sometimes-conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.
      In December 2003, the Internal Revenue Service (“IRS”) began an annual audit of the tax years ended March 31, 1999 through March 31, 2002. At this stage of the audit, the IRS has informed us that there is a

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect, if any, resolution of this matter will have on our financial condition, including our liquidity.
      As of March 31, 2005, we had a federal net operating loss carryforward of approximately $18.4 million and cumulative state net operating loss carryforwards of approximately $45.2 million. The federal net operating loss carryforward will expire beginning in fiscal 2026 and the state net operating loss carryforwards will begin to expire in fiscal 2014 according to the rules of each particular state. As of March 31, 2005, we had federal research and experimentation tax credit carryforwards of approximately $0.386 million that will begin to expire in fiscal 2024; and federal foreign tax credit carryforwards of approximately $0.05 million that will begin to expire in fiscal 2011. The research and experimentation tax credit carryforward attributable to states is approximately $1.3 million, of which approximately all is attributable to the State of California and may be carried over indefinitely. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

Note 12.	Stock Option Plans

1992 Stock Option Plan
      In April 1992, we adopted the 1992 Stock Option Plan for issuance of common stock to employees and consultants of Alliance Semiconductor. At March 31, 2002, 13,000,000 shares of our Common Stock was reserved under the 1992 Stock Option Plan for issuance. In April 2002, the 2002 Stock Option Plan (the “Plan”) was adopted to replace the expired 1992 Stock Option Plan. The Board of Directors may terminate the Plan at any time at its discretion.
      Incentive stock options may not be granted at less than 100 percent of the fair value of our common stock at the date of grant and the option term may not exceed 10 years. Options granted vest over a period of 5 years. For holders of more than 10 percent of the total combined voting power of all classes of our stock, options may not be granted at less than 110 percent of the current market price of the common stock at the date of grant and the option term may not exceed five years.

Directors’ Stock Option Plan
      On September 30, 1993, we adopted our 1993 Directors’ Stock Option Plan (“Directors’ Plan”), under which 900,000 shares of common stock have been reserved for issuance. The Directors’ Plan provides for the automatic grant to each non-employee director of Alliance Semiconductor (but excluding persons on our Board of Directors in November 1993) of an option to purchase 22,500 shares of common stock on the date of such director’s election to our Board of Directors. Thereafter, such director will receive an automatic annual grant of an option to purchase 11,250 shares of common stock on the date of each annual meeting of our stockholders at which such director is re-elected. The maximum number of shares that may be issued to any one director under this plan is 90,000. Such options will vest ratably over four years from their respective dates of grant. The Directors’ Plan expired on September 30, 2003 and as a result there were no new options granted in fiscal 2005, and while shares are available under this plan, no additional shares will be granted pursuant to this plan.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes grant and stock option activity under all stock option plans for fiscal years 2005, 2004 and 2003:

		Options Outstanding
	Options Available
	for Grant	Shares	Weighted Average Prices

Balance at March 31, 2002	4,384,837	2,516,887	$10.65
Options granted	(649,000)	649,000	$6.36
Options canceled	548,040	(548,040)	$12.85
Options exercised	—	(20,585)	$2.81

Balance at March 31, 2003	4,283,877	2,597,262	$9.18
Options granted	(1,643,900)	1,643,900	$5.94
Options canceled	588,450	(588,450)	$9.77
Options exercised	—	(152,230)	$3.08

Balance at March 31, 2004	3,228,427	3,500,482	$7.82
Options granted	(849,500)	849,500	$3.94
Options canceled	824,583	(824,583)	$7.05
Options exercised	—	(130,249)	$2.83

Balance at March 31, 2005	3,203,510	3,395,150	$7.23

      As of March 31, 2005, options to purchase 1,354,240 shares of common stock were exercisable.
      The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2005, 2004 and 2003 was $2.81, $4.28 and $4.71, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affect the calculated values. Significant option groups outstanding at March 31, 2005, and related weighted average exercise price and contractual life information, are as follows:
Outstanding and Exercisable by Price Range
As of March 31, 2005

		Weighted
		Average	Weighted	Number of	Weighted
	Number of	Remaining	Average	Vested and	Average
	Options	Contractual Life	Exercise	Exercisable	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Options	Price

$ 2.81 - $3.32	343,100	9.03	$3.12	18,025	$3.10
$ 3.38 - $3.92	473,700	8.32	$3.64	41,375	$3.79
$ 3.99 - $4.34	527,400	4.37	$4.25	175,090	$4.25
$ 4.39 - $6.79	346,000	4.21	$5.33	164,625	$5.27
$ 6.85 - $7.86	343,675	5.32	$7.10	91,825	$7.10
$ 7.94 - $9.19	446,925	5.20	$8.65	145,150	$8.51
$ 9.31 - $11.84	440,220	1.15	$11.29	385,070	$11.26
$11.89 - $13.02	420,380	1.74	$12.71	288,580	$12.66
$13.50 - $26.69	50,750	1.29	$19.23	42,100	$19.19
$27.25 - $27.25	3,000	1.21	$27.25	2,400	$27.25

Total	3,395,150	4.79	$7.23	1,354,240	$9.29

      The following assumptions are used to estimate the fair value for stock options on the grant date:

	2005	2004	2003

Expected life(1)	5.00 years	5.00 years	5.00 years
Risk-free interest rate(1)	3.4%-4.3%	2.4%-3.2%	2.6%-4.2%
Volatility(1)	88%-91%	92%-94%	95%-96%
Dividend yield	0.0%	0.0%	0.0%

(1)	For the years ended March 31, 2004 and 2003, expected life, risk-free interest rate and volatility have been revised from those previously reported, consistent with the method used for fiscal year ended March 31, 2005. These revisions resulted in an increase of pro-forma net loss of $1.4 million and $1.3 million, and an increase in net loss per share of $0.04 cents and $0.03 cents, for the years ended March 31, 2004 and 2003, respectively.

Employee Stock Purchase Plan
      In September 1996, our stockholders approved an Employee Stock Purchase Plan (“ESPP”), which allows eligible employees of Alliance and its designated subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share is 85% of the fair market value of the common stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases are limited to 10% of an eligible employee’s compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 1,000,000 shares of common stock authorized under the ESPP, 180,111, 124,774 and 144,822 shares were issued during fiscal 2005, 2004 and 2003, respectively. At March 31, 2005, there were

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
32,322 shares available under the ESPP, which will be allocated on a pro rata basis to all eligible employees participating in the ESPP.
      Compensation costs (included in pro forma net income (loss) and pro forma net income (loss) per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP, were calculated using the Black-Scholes model.
      At March 31, the following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	2005	2004	2003

Expected life(1)	6-12 months	6-12 months	6-12 months
Risk-free interest rate(1)	1.1%-2.5%	1.1%-1.7%	1.2%-1.93%
Volatility(1)	62%-65%	64%-67%	75%-76%
Dividend yield	0.0%	0.0%	0.0%

(1)	See (1) on previous page under Stock Option Assumptions for revision of assumptions discussion.
      The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase common stock under the ESPP granted in fiscal 2005, 2004 and 2003 was $1.57, $1.79 and $1.76, per share, respectively.

Note 13.	401(k) Salary Savings Plan
      Effective May 1992 we adopted the Salary Savings Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, we agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company’s matching contribution vests over five years. In fiscal 2005, 2004 and 2003, we contributed approximately 149,200, $143,500 and $156,600, respectively.

Note 14.	Legal Matters
      In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. In February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals instructed the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and our Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the default judgment against us. The plaintiffs appealed the setting aside of the default judgment against us to the Canadian Supreme Court. In June 2001, the Canadian Supreme Court refused to hear the appeal of the setting aside of the default judgment against us. We believe the resolution of this matter will not have a material adverse effect on our financial condition or our results of operations. On September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had effected

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
service on Alliance. Alliance has been granted leave to appeal this decision to the British Columbia Court of Appeal and this appeal is currently underway. That application is ongoing, and the court has not yet issued a ruling.
      On December 3, 2002, we and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of Alliance. In its complaint, SegTec alleges that we terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that our termination of the Agreement was without cause and that we have materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on our former Vice President of Sales and us on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was successfully dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was successfully ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. Due to the early stage of the litigation, we cannot determine what, if any, effect resolution of this matter will have on our financial condition.
      On February 24, 2003, a stockholder of ours filed a putative derivative action entitled Fritsche v. Reddy, et al., and Alliance Semiconductor Corporation (case no. CV 814996) in Santa Clara County Superior Court. This action, purportedly brought on behalf of Alliance Semiconductor, named as defendants certain current and former officers and directors of Alliance Semiconductor. We were named as a nominal defendant. On December 2, 2003, the parties entered into a formal stipulation of settlement that was subsequently approved by the court on January 13, 2004. The court entered a Final Judgment and Order of Dismissal With Prejudice on January 20, 2004.
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
      On February 18, 2005, Kenneth Patrizio, one of our former employees of Alliance Semiconductor Inc., filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related violations. The Company and Mr. Khan intend to vigorously defend the suit. Discovery has not begun, so at this early time it is impossible to predict whether the likelihood of an unfavorable outcome is probable or remote.

Note 15.	Related Party Transactions
      N. Damodar Reddy, our Chairman of the Board, President and Chief Executive Officer, is a director and investor in Infobrain, Inc. (“Infobrain”) an entity which provides the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $306,000 in fiscal 2003, $290,000 during fiscal 2004 and $55,000 during fiscal 2005. Mr. Reddy is not involved in the operations of Infobrain.
      In October 1999, we formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds we

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Alliance Venture Management receives 15% - 16% of the realized gains of the venture funds. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2005, fiscal 2004 or fiscal 2003.
      Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. During fiscal 2005, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $843,000. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2005, fiscal 2004 or fiscal 2003.
      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. We acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full including approximately $22,000 of accrued interest.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      C.N. Reddy, an officer and director of Alliance Semiconductor, is a general partner of Solar, an investor in Solar and participates in running Solar’s daily operations. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.
      On May 18, 1998, we provided loans to C.N. Reddy and N. Damodar Reddy and one other director, Sanford Kane, aggregating $1.7 million. The Reddy’s loans were used for the payment of taxes resulting from the gain on the exercise of non-qualified stock options. The loan to Sanford Kane was used for the exercise of stock options. Under these loans, both principal and accrued interest were due on December 31, 1999, with accrued interest at rates ranging from 5.50% to 5.58% per annum. The loan to Sanford Kane was repaid in full at December 31, 1999. In 1999, 2000, and 2001, the loans to N. Damodar Reddy and C.N. Reddy were extended such that they became due on December 31, 2002. The loan to C.N. Reddy was repaid in full as of March 31, 2003 and the loan to N. Damodar Reddy was repaid in full as of June 30, 2003.
      The related party receivable of $344,000 as of March 31, 2005, is related to loans to various employees, none of whom are our officers, including those in our India design center.

Note 16.	Segment and Geographic Information
      The Company operates in three operating segments: Memory, Analog and Mixed Signal, and Systems Solutions. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. The Company’s chief operating decision maker is the chief executive officer.
      The Analog and Mixed Signal and Systems Solutions business units have been aggregated due to commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. These two business units have been aggregated into one reportable non-memory segment. This reportable segment differs from our memory reportable segment for the following reasons: (a) the combined revenues of the non-memory reportable segment has grown to approximately 50% of total net revenues in fiscal 2005, compared to 33% of total net revenues in fiscal 2004, and 25% of total net revenues in fiscal 2003, and is consistent with our diversification strategy away from commodity memories; (b) the operating segments which comprise this reportable segment have a similar gross margin profile which differs from the gross margin profile of the commodity memory business; (c) the sales cycle for each of these operating segments approximate each other but are both longer than the typical memory sales cycle; and (d) the amount of customer support effort is greater for both of these operating segments compared to commodity memories.
      Additionally, we evaluate reportable segment financial performance based on the revenues, gross profit, operating expenses and operating income.

Fiscal Year 2005	Memory	Non-Memory	Unallocated		Total

Revenue	$11,787	$11,812	$		$23,599
Cost of goods sold	17,973	8,201			26,174

Gross profit/(loss)	(6,186)	3,611			(2,575)
R&D expense	4,156	15,413			19,569
SGA expense	4,046	8,066		343	12,455
Write-off of goodwill	0	1,538			1,538

Operating expense	8,202	25,017		343	33,562

Operating loss	$(14,388)	$(21,406)		$(343)	$(36,137)

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2004	Memory	Non-Memory	Unallocated		Total

Revenue	$17,860	$8,811	$		$26,671
Cost of goods sold	15,804	5,036			20,840

Gross profit	2,056	3,775			5,831
R&D expense	6,035	16,205		2,413	24,653
SGA expense	4,960	8,657		2,004	15,621

Operating expense	10,995	24,862		4,417	40,274

Operating loss	$(8,939)	$(21,087)		$(4,417)	$(34,443)

      Discrete financial information for each reportable segment, including profit or loss and expenses, was not available prior to fiscal 2004.
      At March 31, revenue by product line consisted of the following (in thousands except percentage data):

	2005	2004	2003	2005 to 2004	2004 to 2003

Memory:
SRAM	$10,211	$11,603	$7,600	(12)%	53%
DRAM	1,576	6,257	6,334	(75)%	(1)%

Memory Segment Revenue	11,787	17,860	13,934	(34)%	28%
Non Memory:
Analog and Mixed Signal	7,337	4,316	2,948	70%	46%
System Solutions	4,475	4,495	1,640		174%

Non-Memory Segment Revenue	11,812	8,811	4,588	34%	92%

Net revenue	$23,599	$26,671	$18,522	(12)%	44%

      At March 31, revenue by geographic locations, as determined by the customer’s ship to country was as follows (in thousands):

	2005	2004(1)	2003(1)

US	$8,160	$8,789	$5,919
Canada and Central America	625	476	79
Taiwan	3,047	3,245	2,925
Japan	2,406	2,934	1,544
Hong Kong	3,132	2,041	680
Asia (excluding Taiwan, Japan and Hong Kong)	2,971	2,617	3,096
United Kingdom	1,834	2,652	2,345
Europe (excluding United Kingdom)	1,350	3,864	1,934
Rest of world	74	53

Net revenue	$23,599	$26,671	$18,522

1)	For the years ended March 31, 2004 and 2003, the geographic revenue is presented based on ship-to country of customer to be consistent with 2005 presentation. These amounts had been previously reported based upon bill-to location of customer.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, distribution of fixed assets by geographic location was as follows (in thousands):

	2005	2004

North America	$2,795	$4,459
India	1,314	1,433
Taiwan	199	264
Rest of world	8	5

Total	$4,316	$6,161

ALLIANCE SEMICONDUCTOR CORPORATION
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	Beginning					End of
Description	of Period	Additions		Reductions		Period

	(In thousands)
Year ended March 31, 2005
Allowance for doubtful accounts	$125	$			$(7)	$118
Year ended March 31, 2004
Allowance for doubtful accounts	$99		$26	$		$125
Year ended March 31, 2003
Allowance for doubtful accounts	$86		$50		$(37)	$99

EXHIBIT INDEX

Exhibit
Number		Document Description

3	.01(A)	Registrant’s Certificate of Incorporation
3	.02(A)	Registrant’s Certificate of Elimination of Series A Preferred Stock
3	.03(E)	Registrant’s Certificate of Amendment of Certificate of Incorporation
3	.04(A)	Registrant’s Bylaws
4	.01(A)	Specimen of Common Stock Certificate of Registrant
10.01		Registrant’s Stock Option Plan adopted by Registrant on April 7, 1992 and amended through September 19, 1996, and related documents (superseded by Exhibit 10.44)
10	.02†(A)	Form of Indemnity Agreement used between Registrant and certain of its officers and directors
10	.03†(J)	Form of Indemnity Agreement used between the Registrant and certain of its officers
10	.04*(H)	Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.
10	.05*(H)	Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.
10	.06(C)	Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.
10	.7*(C)	Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.
10	.8*(D)	Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3 Incorporated and United Microelectronics Corporation
10	.9*(D)	Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3 Incorporated and United Microelectronics Corporation
10	.10*(E)	Foundry Venture Agreement dated September 29, 1995, between Registrant and United Microelectronics Corporation
10	.11*(E)	Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics Corporation
10	.12*(E)	Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and among Registrant, FabVen and United Microelectronics Corporation
10	.13*(F)	Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and United Microelectronics Corporation
10	.14(G)	Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10	.15*(G)	Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10	.16(G)	Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10	.17†(H)	1996 Employee Stock Purchase Plan
10	.18(I)	Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10	.19(J)	Trademark License Agreement dated as of October 17, 1996 between Registrant and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997
10	.20(J)	Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation
10	.21(J)	Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

Exhibit
Number		Document Description

10	.22*(J)	Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United Microelectronics Corporation
10	.23*(J)	First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between Registrant and United Microelectronics Corporation
10	.24*(J)	Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between Registrant and United Microelectronics Corporation
10	.26*(K)	Sale and Transfer Agreement dated as of March 4, 1998
10	.27(L)	Alliance Venture Management, LLC Limited Liability Company Operating Agreement dated October 15, 1999
10	.28(L)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated February 28, 2000
10	.29(L)	Alliance Ventures I, LP Agreement of Limited Partnership dated November 12, 1999
10	.30(L)	Alliance Ventures II, LP Agreement of Limited Partnership dated November 12, 1999
10	.31(L)	Alliance Ventures III, LP Agreement of Limited Partnership dated February 28, 2000
10	.32(M)	Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.
10	.33(M)	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.
10	.34(M)	Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk Corporation, The Israel Corporation, Registrant, Macronix International Co., Ltd. and QuickLogic Corporation.
10	.35(M)	Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among SanDisk Corporation, The Israel Corporation, Registrant and Macronix International Co., Ltd.
10	.36(M)	Alliance/ Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.
10	.37(M)	Alliance/ TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation
10	.38(N)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated January 23, 2001
10	.39(N)	Alliance Ventures IV, LP Agreement of Limited Partnership dated January 23, 2001
10	.40(N)	Alliance Ventures V, LP Agreement of Limited Partnership dated January 23, 2001
10	.41(N)	Loan Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.
10	.42(N)	Share Pledge Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.
10	.43(O)	Asset Purchase Agreement dated January 17, 2002 by and between Registrant and PulseCore, Inc.
10	.44(P)	Registrant’s 2002 Stock Option Plan
10	.45(Q)	Tower Semiconductor Agreement; Amendment No. 3 to payment schedule of Series A-5 additional purchase obligations, waiver of Series A-5 conditions, conversion of Series A-4 wafer credits and other provisions, dated as of November 11, 2003
10.46		Form of Stock Option Agreement under Registrant’s 2002 Stock Option Plan
14	.01(R)	Code of Ethics
21.01		Subsidiaries of Registrant
23.01		Consent of PricewaterhouseCoopers LLP (San Jose, California)
24.01		Power of Attorney, (See page 57)
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer

Exhibit
Number	Document Description

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Confidential treatment has been granted with respect to certain portions of this document.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(B)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 1995.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 1995.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 1998.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 2000.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2001.

(N)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2001.

(O)	The document referred to is filed hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

(P)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 15, 2002.

(Q)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2004.

(R)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 10, 2004.