Form 10-K/A
period 2005-03-26
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2005-07-22
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-22594

Alliance Semiconductor Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0057842 (I.R.S. Employer Identification No.)

2575 Augustine Drive Santa Clara, California (Address of principal executive offices)	95054-2914 (Zip Code)

Registrant’s telephone number, including area code:
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

Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐

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

     As of July 18, 2005, the registrant had approximately 35,567,860 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

EXPLANATORY NOTE

Alliance Semiconductor Corporation (the “Company,” “Alliance,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 26, 2005 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended March 26, 2005, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in September 2005 for our 2005 Annual Stockholder Meeting, which is currently scheduled to be held on October 20, 2005. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the June 23, 2005 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Our current Directors were elected at the 2004 annual meeting of stockholders to serve as Directors until the 2005 annual meeting of stockholders, until their respective successors have been elected and qualified or until such Directors’ earlier resignation or removal. The information of members of the Board of Directors as of July 15, 2005 is set forth below:

			Director
Name of Nominee and Director	Age	Principal Occupation	Since

N. Damodar Reddy	66	Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer	1985
C.N. Reddy	49	Executive Vice President for Investments and Director	1985
Sanford L. Kane (1)(2)(3)(4)	63	President of Kane Concepts Incorporated	1993
Juan A. Benitez (1)(2)(3)	56	President and CEO of Enterprise Development International	2001
Gregory E. Barton (2)(3)	43	Executive Vice President, General Counsel and Secretary of Ziff Davis Media, Inc.	2003

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Lead Independent Director.

N. Damodar Reddy, 66, is the co-founder of Alliance Semiconductor and has served as our Chairman of the Board, President and Chief Executive Officer from the Company’s inception in February 1985. On July 11, 2005, Mr. Reddy was appointed to serve as our Chief Financial Officer. Mr. Reddy also served as our Chief Financial Officer from June 1998 until January 1999. Under his guidance, the Company created the fabless model that many semiconductor companies follow today. From September 1983 to February 1985, Mr. Reddy co-founded and served as President and Chief Executive Officer of Modular Semiconductor, Inc., and from 1980 to 1983, he served as manager of Advanced CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Prior to that time, Mr. Reddy held various research and development and management positions at Four Phase Systems, a subsidiary of Motorola, Inc., Fairchild Semiconductor and RCA Technology Center. In 1995, Mr. Reddy was selected as “Entrepreneur of the Year” in Northern California, an award sponsored by Inc. magazine, Ernst and Young, and Merrill Lynch. Mr. Reddy is a member of the board of directors of Tower Semiconductor Ltd., a publicly traded company, as well as serving on the board of several other privately-held companies. He holds a B.S. degree in Electrical Engineering from Osmania University, a M.S. degree in Electrical Engineering from North Dakota State University and a M.B.A. from Santa Clara University.

C.N. Reddy is the co-founder of Alliance Semiconductor and has served as a director of Alliance Semiconductor since the Company’s inception in February 1985. Mr. Reddy served as our Secretary from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as our Vice President — Engineering. In May 1993, he was appointed Senior Vice-President —

Engineering and Operations of Alliance Semiconductor. In December 1997, he was appointed Executive Vice President and Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc. and, before that he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is named inventor of over 50 patents related to SRAM and DRAM designs. Mr. Reddy serves on the Board of Directors of many privately held companies, including several companies in which Alliance Venture Management’s investment funds hold equity interests.

Sanford L. Kane has served as a member of our Board of Directors since June 1993 and presently serves as our Lead Independent Director and Chairman of our Audit Committee. Since 1992 he has served as President of Kane Concepts Incorporated, a consulting company. From January 2000 to December 2000 Mr. Kane served as Chairman and CEO of Legacy Systems, Inc., a startup company in which Alliance is a shareholder. From January 1993 to April 1995, he served as Chairman and Chief Executive Officer of Tower Semiconductor Ltd., a publicly held wafer fabrication company. From October 1990 to January 1992, he was President and Chief Executive Officer of PCO, Inc., a manufacturer of fiber optic electronic products. From July 1989 to June 1990, he was President and Chief Executive Officer of U.S. Memories, Inc., a joint venture that was intended to be a United States manufacturer of semiconductor memory devices. Prior to July 1989, Mr. Kane spent 27 years with IBM in various managerial and technical positions, most recently as Vice President of Industry Operations—General Technology Division. While at IBM, Mr. Kane served as a Director of SEMATECH and the Semiconductor Industry Association. Mr. Kane is also a Director of Multi Fineline Electronix Inc., a publicly traded flexible printed circuit manufacturer and SCP Global Technologies, Inc. and Metara Inc., each a privately held semiconductor equipment company.

Juan A. Benitez has served as a member of our Board of Directors since June 2001. He currently serves as President and Chief Executive Officer of Enterprise Development International, a non-profit economic development organization supporting microenterprise development programs with business training, technical support and capital procurement. From April 1995 to January 1997, Mr. Benitez was the Director of the Washington office of Opportunity International, a non-profit global confederation of microenterprise development organizations. From January 1993 to April 1995, he was a consultant for various entities. Mr. Benitez was President, Chief Executive Officer and a Director of Paradigm Technology, Inc., a semiconductor company, from August 1992 to January 1993. He was president and a Director of Lifestream Diagnostics Inc., a medical instruments startup company, from September 1990 to February 1991. In 1989, Mr. Benitez was appointed by the first Bush administration to the post of the United States Department of Commerce, Deputy Assistant Commerce Secretary, and then served as Deputy Commerce Undersecretary until September 1990. From October 1980 to December 1988, Mr. Benitez served in various roles with Micron Technology, Inc., a provider of advanced semiconductor solutions, starting as the eighth employee of the founding group and managing different phases of the startup and growth of the company, including Facilities Manager, Vice President of Operations, President and Chief Operating Officer, and as a Director. Mr. Benitez currently is a member of the Board of Directors of Nextest Systems Corporation.

Gregory E. Barton has served as a member of our Board of Directors since December 2003. Since October 2004, he has served as Executive Vice President, Licensing and Legal Affairs, and since November 2002 has served as General Counsel and Secretary of Ziff Davis Media, Inc., New York, New York, a leading integrated media company focusing on the technology, videogame and consumer lifestyle markets. From September 1998 to November 2002, Mr. Barton was employed by Index Development Partners, Inc. (formerly known as Individual Investor Group, Inc.), which maintains several stock indexes and which used to operate certain media properties, holding various roles, including President (July 2001-November 2002), Chief Financial Officer (October 2000-November 2002), Vice President of Business Development (September 1999-July 2001) and General Counsel and Secretary (September 1998-November 2002). Previously, Mr. Barton served the Company as General Counsel (May 1995-August 1998) and Vice President — Corporate and Legal Affairs (September 1996-August 1998). Mr. Barton began his career at the New York office of Gibson, Dunn & Crutcher LLP. Mr. Barton graduated magna cum laude from Harvard Law School and summa cum laude from Claremont McKenna College.

N. Damodar Reddy and C.N. Reddy are brothers. There are no other family relationships among any of our Directors or executive officers.

Executive Officers of the Registrant

The executive officers of Alliance Semiconductor are set forth below. Biographical information concerning such executive officers are set forth above under the caption “Directors of the Registrant.”

Name	Age	Position

N. Damodar Reddy	66	Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer
C.N. Reddy	49	Executive Vice President for Investments and Director

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission (“SEC”) rules. During 2004, the Audit Committee of the Board of Directors of the Company consisted of Gregory E. Barton, Juan A. Benitez and Sanford L. Kane. Mr. Kane, the Chairman of the Audit Committee, was also an audit committee financial expert as defined by SEC rules. The Audit Committee regularly meets with the Company’s independent registered public accounting firm outside the presence of management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors, our executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our Common Stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2005, all Reporting Persons complied with all applicable filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to all Directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Code of Ethics is posted on our website at http://www.ALSC.com. If any substantive amendments are made to the Code of Ethics or if there are any grant of waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11. Executive Compensation

The following table sets forth certain information concerning compensation of (i) our Chief Executive Officer, (ii) each of the other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and (iii) certain former executive officers as required under SEC rules (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation			Awards
				Other Annual	Securities
	Fiscal			Compensation	Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	($)(2)	Options (#)(3)
N. Damodar Reddy	2005	$300,000	—	—	—
Chairman of the Board, President, Chief	2004	$300,000	—	—	—
Executive Officer and Chief Financial Officer	2003	$300,000	—	—	—
C.N. Reddy	2005	$275,000	—	—	—
Executive Vice President	2004	$275,000	—	—	—
	2003	$275,000	—	—	—
Jeff Parsons (4)	2005	$164,952	—	—	—
Former Vice President of Finance and			—	—	—
Administration, and Chief Financial Officer			—	—	—
Ronald K. Shelton (5)	2005	$149,305	—	—	—
Former Vice President of Finance and	2004	$192,077	—	—	55,000
Administration, and Chief Financial Officer	2003	$184,871	—	—	100,000

(1)	Represents bonuses earned for services rendered during the fiscal year listed, even if paid after the end of the fiscal year.

(2)	N. Damodar Reddy and C.N. Reddy were eligible to receive certain distributions of cash and marketable securities in their capacity as partners of Alliance Venture Management and/or Solar Ventures. See “Certain Relationships and Related Transactions.”

(3)	Excludes purchase rights pursuant to the 1996 Employee Stock Purchase Plan.

(4)	Jeff Parsons was terminated as an employee of the Company effective July 11, 2005.

(5)	Ronald K. Shelton resigned from the Company effective January 15, 2005.

Option Grants In Last Fiscal Year

The following table provides information with respect to stock options granted to the Named Executive Officers during the last fiscal year. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term. The options granted vest twenty percent (20%) after the first year of service and then five percent (5%) each quarter thereafter until the option is fully vested, subject to continued employment or provision of services to the Company.

Potential Realizable Value at
Assumed Annual Rates of Stock
Price Appreciation for Option
	Individual Grants(1)						Term(2)
Percent of
Total
Options
	Number of		Granted	Exercise
	Securities		to Employees	or
	Underlying		in Fiscal	Base
	Options		Year	Price
Name	Granted (#)		(%)(3)	($/sh)	Expiration Date		5% ($)	10% ($)
N. Damodar Reddy	—		—	—	—		—	—
C.N. Reddy	—		—	—	—		—	—
Jeff Parsons	25,000	(4)	2.94	3.32	10/25/14	(4)	N/A	N/A
Ronald K. Shelton	—		—	—	—		—	—

(1)	No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the SEC. There is no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(3)	The Company granted stock options representing 849,500 shares to employees in the last fiscal year.

(4)	The options were granted on January 18, 2005 and were cancelled on July 11, 2005, the effective date on which Mr. Parsons was terminated as an employee of the Company.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning shares acquired on exercise of stock options during fiscal 2005 and the value of stock options held at the end of fiscal 2005 by each of the officers named in the Summary Compensation Table above.

			Number of Securities Underlying		Value of Unexercised In-
			Unexercised Options at Fiscal		The-Money Options at
			Year End (#)		Fiscal Year End ($)(2)
Shares
Acquired
	on	Value
	Exercise	Realized
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
N. Damodar Reddy	—	—	290,000	60,000	—	—
C.N. Reddy	—	—	210,000	40,000	—	—
Jeff Parsons	—	—	37,500	62,500	—	—
Ronald K. Shelton	—	—	—	—	—	—

(1)	“Value Realized” represents the fair market value of the shares underlying the option on the date of exercise based on the per share closing price of the Company’s Common Stock as reported on the NASDAQ National Market, less the aggregate exercise price, and may not be realized upon the sale of the shares underlying the option, and does not necessarily indicate that the optionee sold such shares.

(2)	The Value of Unexercised In-The-Money Options at Fiscal Year End is calculated based on the difference between the respective exercise prices of outstanding stock options and the closing price of the Company’s Common Stock on March 24, 2005 (the last day of trading for the fiscal year ended March 26, 2005) of $2.64 per share.

Directors’ Compensation

Each non-employee Director receives a $6,000 fee for each regular or annual meeting of the Board of Directors in which such Director participates. Directors are not compensated for their services on Board committees.

All Directors are reimbursed for reasonable expenses incurred attending meetings of the Board of Directors.

In fiscal 1994, Mr. Kane, one of our non-employee Directors, was granted options to purchase 90,000 shares of Common Stock, at an exercise price of $1.33 per share, all of which have been exercised.

In fiscal 1998, Mr. Kane was granted options to purchase 50,000 shares of Common Stock, at an exercise price of $5.50 per share, which are all fully vested.

Upon being elected a Director on June 30, 2001, Mr. Benitez was granted an option to purchase 50,000 shares of Common Stock, at an exercise price per share of $11.89. This option vests over a period of five years, such that 20% vests on the first anniversary subsequent to June 30, 2001 and then the option vests in equal quarterly installments over the next four years, in each case subject to Mr. Benitez continued service as a Director of the Company.

Following his appointment as a Director on December 2003, Mr. Barton was granted an option to purchase 50,000 shares of Common Stock at an exercise price per share of $8.37 in January 2004. This option vests over a period of five years, such that 20% vests on the first anniversary subsequent to January 22, 2004 and then the option vests in equal quarterly installments over the next four years, in each case subject to Mr. Barton’s continued service as a Director of the Company.

In January 2004 Mr. Kane was granted an option to purchase 50,000 shares of Common Stock, at an exercise price per share of $8.37. This option vests over a period of five years, such that 20% vests on the first anniversary subsequent to January 22, 2004 and then the option vests in equal quarterly installments over the next four years, in each case subject to Mr. Kane’s continued service as a Director of the Company.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Juan A. Benitez (Chairman) and Sanford L. Kane. None of Mr. Kane or Mr. Benitez was at any time during fiscal 2005 or any other time an officer or employee of the Company. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or Directors of another entity. See “Certain Relationships and Related Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 26, 2005, including the 2002 Stock Option Plan, the 1992 Stock Option Plan, the 1996 Employee Stock Purchase Plan, and the 1993 Directors’ Stock Option Plan.

Number of securities
remaining
			Weighted-average	available for future
			exercise	issuance
	Number of securities to be		price of outstanding	under equity compensation
	issued upon exercise of		options,	plans as of March 31, 2005
	outstanding options,		warrants and rights as	(excluding securities
	warrants and rights as of		of	reflected
	March 31, 2005		March 31, 2005	in column (a))

Equity compensation plans approved by security holders	3,395,150	(1)	$7.23	3,203,510
Equity compensation plans not approved by security holders (2)	0		—	0

Total	3,395,150		$7.23	3,203,510

(1)	Issued under our 2002 Stock Option Plan, our 1992 Stock Option Plan, our 1996 Employee Stock Purchase Plan and our 1993 Directors’ Stock Option Plan. Effective April 7, 2002, all options, warrants and rights issued under our 1992 Stock Option Plan were assumed by our 2002 Stock Option Plan. No additional stock options may be issued pursuant to the 1993 Directors’ Stock Option Plan.

(2)	All of our equity compensation plans were approved by our security holders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company’s Common Stock as of June 30, 2005 (or such other date as may be indicated in the footnote for the respective person) for (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Named Executive Officer, (iii) each Director of the Company and (iv) all Directors and current executive officers of the Company as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information. On June 30, 2005, there were 35,567,860 shares of the Company’s Common Stock outstanding.

	Amount and	Percent
	Nature of Beneficial	Of
Name and Address of Beneficial Owner (1)	Ownership (2)(3)	Class
Schneider Capital Management Corporation (4) 460 E. Swedesford Road, Suite 1080 Wayne, PA 19087	3,816,389	10.73%
Dimensional Fund Advisors (5) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,883,050	8.11%
Bryant R. Riley (6) 11100 Santa Monica Blvd., Suite 800 Los Angeles, CA 90025	2,418,821	6.80%
N. Damodar Reddy (7)	6,955,350	19.38%
C.N. Reddy (8)	4,240,350	11.85%
Sanford L. Kane (9)	115,000	*
Juan Benitez (10)	40,000	*
Gregory E. Barton (11)	27,342	*
Jeff Parsons (12)	45,000	*
Ron Shelton (13)	1,815	*
All Directors and current executive officers listed herein as a group (5 persons) (14)	11,378,042	31.74%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Alliance Semiconductor Corporation, 2575 Augustine Drive, Santa Clara, California 95054.

(2)	Unless otherwise noted, the Company believes that all persons or entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown in the table to be beneficially owned by them, subject to community property laws where applicable.

(3)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of June 30, 2005 upon the exercise of options, excluding, however, options granted pursuant to the Company’s 1996 Employee Stock Purchase Plan, as the shares subject to option under that plan for the next applicable Purchase Date (August 15, 2005) may depend upon the fair market value of the Company’s Common Stock on such Purchase Date, which value is not known as of the date of this report. Each stockholder’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of June 30, 2005 have been exercised.

(4)	The number of shares is as reported on a Schedule 13G/A filed by Schneider Capital Management Corporation on May 10, 2005.

(5)	Dimensional Fund Advisors, Inc. (“Dimensional”) is the beneficial owner of Common Stock as a result of providing investment advice to four investment companies registered under the Investment Company Act of 1940 and serving as an investment manager to certain other commingled group trusts and separate accounts. Dimensional disclaims beneficial ownership of any shares reported above. The number of shares is as reported on a Schedule 13G/A filed by Dimensional on February 9, 2005.

(6)	The number of shares is as reported on a Schedule 13D filed by Bryant R. Riley on June 27, 2005. Mr. Riley directly or indirectly has sole voting and dispositive power over securities held by B. Riley & Co., Inc., B. Riley & Co. Holdings, LLC and Riley Investment Management LLC, the investment advisor to and general partner of SACC Partners LP. Additionally Mr. Riley is a Trustee of the B. Riley & Co. Retirement Trust. Through his relationships with these entities, Mr. Riley may be deemed to beneficially own a total of 2,418,821 shares of the Company’s Common Stock.

(7)	Includes 345,000 shares held of record by N.D.R. Investments, Inc., of which N. Damodar Reddy is the sole stockholder. Includes 320,000 shares subject to options exercisable within 60 days of June 30, 2005.

(8)	Includes 677,500 shares held of record by C.N. Reddy Investments, Inc., of which C.N. Reddy is the sole stockholder. Includes 230,000 shares subject to options exercisable within 60 days of June 30, 2005.

(9)	Includes 65,000 shares subject to options exercisable within 60 days of June 30, 2005.

(10)	Includes 40,000 shares subject to options exercisable within 60 days of June 30, 2005.

(11)	Includes 18,750 shares subject to options exercisable within 60 days of June 30, 2005.

(12)	Includes 45,000 shares subject to options exercisable within 60 days of June 30, 2005. Jeff Parsons was terminated as an employer of the Company effective July 11, 2005.

(13)	Ronald K. Shelton resigned from the Company effective January 15, 2005.

(14)	Includes 673,750 shares subject to options exercisable within 60 days of June 30, 2005.

Item 13. Certain Relationships and Related Transactions

N. Damodar Reddy, our Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer, is a director and investor in Infobrain, Inc. (“Infobrain”), a privately-held corporation that provides us information technology support services such as intranet and internet website development and support, Oracle applications support, MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $55,000 during fiscal 2005. Mr. Reddy is not involved in the operations of Infobrain.

In October 1999, we formed Alliance Venture Management LLC, a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management does not directly invest in the investment funds with us, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are our Directors and members of our senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.

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

Alliance Venture Management receives 15% — 16% of the realized gains of the venture funds. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2005.

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V. During fiscal 2005, we incurred $875,000 of management fees, which were offset by expenses incurred by us on behalf of Alliance Venture Management of approximately $843,000 with the remaining amount being income to Alliance Venture Management. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2005.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies.

C.N. Reddy, an officer and Director of the Company, is a general partner of Solar Venture Partners, LP (“Solar”), an investor in Solar and participates in running Solar’s daily operations. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested. Through March 31, 2005, we have invested $12.5 million in Solar and held a 73% interest in Solar.

The related party receivable is $344,000 as of March 31, 2005 and is related to loans to various employees, including certain in our India design center, none of whom are our officers.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) has been our independent registered public accounting firm since the Company’s inception in 1985. In addition to performing the audit of our consolidated financial statements, PwC provided various other services during fiscal 2004. The fees billed relating to fiscal years 2004 and 2005 for each of the following categories of services are set forth below:

	2005	2004
Audit Fees (a)	$1,065,000	$380,000
Audit Related Fees (b)	—	$72,000
Tax Fees (c)	—	$20,394
All Other Fees	—	—

(a) Audit fees represent fees for professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, and includes fees for consents. The increase in audit fees for fiscal 2005 was primarily due to costs incurred in connection with the audit of management’s assessment of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(b) Audit related fees represent fees for accounting consultations related to potential transactions.

(c) Tax fees principally included fees for tax advice planning fees. All such services were pre-approved by the Audit Committee.

The Audit Committee has delegated to Mr. Kane the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that he reports any pre-approval of audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

PwC did not provide any services related to financial information systems design and implementation during fiscal 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(3) Exhibits

     The exhibit index below lists the exhibits that are filed as part of this amendment.

Exhibit
Number	Exhibit Title
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE SEMICONDUCTOR CORPORATION (Registrant)

By:	/s/ N. DAMODAR REDDY

N. Damodar Reddy
Chairman of the Board, President, Chief Executive Officer, and
Chief Financial Officer

Date: July 22, 2005

Exhibit Index

Exhibit
Number	Exhibit Title
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.