Form 10-Q
period 2005-06-25
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2005-08-09
CIK 913293

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2005, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission file number: 0-22594
Alliance Semiconductor Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware	77-0057842

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2575 Augustine Drive
Santa Clara, California 95054-2914
(Address of principal executive offices, including zip code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes ☑ No ☐
As of August 3, 2005, there were 35,567,860 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended June 30, 2005

2

Part I – Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,143	$2,397
Short-term investments	92,745	82,444
Accounts receivable, net	2,510	1,677
Inventory	6,907	7,320
Related party receivables	344	344
Other current assets	5,344	5,830

Total current assets	109,993	100,012

Property and equipment, net	3,898	4,316
Investment in Tower Semiconductor (excluding short-term portion)	7,957	8,780
Alliance Ventures and other investments	23,594	24,865
Deferred Tax assets	23,183	19,736
Other assets	530	542
Intangible assets	851	1,290

Total assets	$170,006	$159,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,271	$5,275
Accrued liabilities	2,022	1,768
Income tax payable	34,945	34,855
Deferred income tax	23,183	19,736

Total current liabilities	66,421	61,634

Other liabilities	11	45

Total liabilities	66,432	61,679

Commitments and contingencies (Notes 9 and 12)
Minority interest in subsidiary companies	404	441

Stockholders’ equity:
Common stock	438	438
Additional paid-in capital	201,551	201,551
Treasury stock (8,155 shares at cost at June 30, 2005 and March 31, 2005, respectively)	(68,524)	(68,524)
Accumulated deficit	(54,597)	(43,712)
Accumulated other comprehensive income	24,302	7,668

Total stockholders’ equity	103,170	97,421

Total liabilities and stockholders’ equity	$170,006	$159,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

3 of 41

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 30,
	2005	2004
Net revenue	$5,911	$7,136
Cost of revenue	5,288	7,559

Gross profit (loss)	623	(423)

Operating expense:
Research and development	4,777	4,740
Selling, general and administrative	3,506	3,263

Total operating expense	8,283	8,003

Loss from operations	(7,660)	(8,426)
Gain on investments	2,041	3,470
Equity in loss of investees	(4,455)	(3,641)
Other expense, net	(159)	(339)

Loss before income taxes and minority interest in consolidated subsidiaries	(10,233)	(8,936)

Provision (benefit) for income tax	689	(2,261)

Loss before minority interest in consolidated subsidiaries	(10,922)	(6,675)

Minority interest in consolidated subsidiaries	37	44

Net loss	$(10,885)	$(6,631)

Net loss per share:
Basic and diluted	$(0.31)	$(0.19)

Weighted average number of common shares:
Basic and diluted	35,568	35,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 of 41

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,885)	$(6,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	996	1,637
Minority interest in subsidiary companies, net of tax	(37)	(44)
Loss in investees accounted for under the equity method	4,455	3,641
Gain on investments	(2,041)	(3,470)
Provision for income tax	597	—
Deferred income tax	—	(1,375)
Changes in assets and liabilities:
Accounts receivable	(833)	969
Inventory	413	(96)
Related party receivables	—	(51)
Other assets	498	1,739
Accounts payable	996	(2,685)
Accrued liabilities and other long-term obligations	220	(814)
Income tax payable	90	(850)

Net cash used in operating activities	(5,531)	(8,030)

Cash flows from investing activities:
Purchase of property and equipment	(139)	(157)
Proceeds from sale of available-for-sale securities	8,601	8,072
Purchase of Alliance Ventures and other investments	(3,185)	(4,055)

Net cash provided by investing activities	5,277	3,860

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	240

Net cash provided by financing activities	—	240

Net decrease in cash and cash equivalents	(254)	(3,930)
Cash and cash equivalents at beginning of the period	2,397	6,107

Cash and cash equivalents at end of the period	$2,143	$2,177

Supplemental disclosure of cash flow information:
Cash refunded for taxes, net	$—	$39

Cash paid for interest	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 41

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Alliance Semiconductor Corporation and its subsidiaries (the “Company”, “we”, or “Alliance”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. The year-end condensed consolidated balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 23, 2005.
For purposes of presentation, we have indicated the first three months of the fiscal years 2006 and 2005 as ending on June 30; whereas, in fact, our first fiscal quarters end on the Saturday nearest the end of June, or June 25, 2005 and June 26, 2004, respectively. Similarly, we have indicated the prior quarter ended on March 31, 2005; whereas, in fact, the Company’s fourth fiscal quarter of 2005 ended on March 25, 2005. The financial results for the first quarter of fiscal 2006 and 2005 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.
The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any future period and we make no representations related thereto.
Note 2. Stock-Based Compensation
At June 30, 2005, we had options outstanding under three stock-based compensation plans: The 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. We account for these plans using the intrinsic-value based method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement 123.” No stock-based compensation cost is reflected in our net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for awards granted under its 2002 Stock Option Plan, 1993 Director’s Stock Option Plan and 1996 Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the three months ended June 30, 2005 and June 30, 2004, would have been as follows (in thousands, except per share data):

6 of 41

	Three months ended
	June 30,
	2005	2004
Net loss, as reported	$(10,885)	$(6,631)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(622)	(887)

Pro forma net loss:	$(11,507)	$(7,518)

Loss per share:
Basic and diluted — as reported	$(0.31)	$(0.19)

Basic and diluted — pro forma	$(0.32)	$(0.21)

Number of shares — as reported and pro forma	35,568	35,262

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the three months ended June 30, 2005 and June 30, 2004 was $1.54 and $5.23, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended
	June 30,
	2005	2004
Expected life (1)	5 years	5 years
Risk-free interest rate (1)	3.7%	4.0%
Volatility (1)	87.9%	90.8%
Dividend yield	0.0%	0.0%
(1) For the quarter ended June 30, 2004, the expected life, risk-free interest rate and volatility have been revised from the previously reported numbers to be consistent with the method used for the quarter ended June 30, 2005. These revisions resulted in an increase in pro forma net loss of $468,000 and an increase in net loss per share of $0.01 for the quarter ended June 30, 2004.
Note 3. Balance Sheet Components
Short-term Investments
Short-term investments include the following available-for-sale securities at June 30, 2005 and March 31, 2005 (in thousands):

	June 30, 2005			March 31, 2005
	Number of	Adjusted Cost		Number of	Adjusted
	Shares	Basis	Market Value	Shares	Cost Basis	Market Value
United Microelectronics Corp.	115,146	$58,101	$87,881	128,146	$64,661	$77,505
Tower Semiconductor Ltd.	3,741	5,762	4,864	3,207	4,939	4,939

		$63,863	$92,745		$69,600	$82,444

7 of 41

Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet and are carried at cost. If the restrictions expire within 12 months, and the investment can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).
Long-term Investments
At June 30, 2005 and March 31, 2005, long-term investments were as follows (in thousands):

	June 30, 2005		March 31, 2005
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd.	5,167	$7,957	5,701	$8,780
Alliance Ventures’ investments		22,117		23,256
Solar Venture Partners, LP’s investments		1,477		1,609

		$31,551		$33,645

Inventory
At June 30, 2005 and March 31, 2005, inventory was as follows (in thousands):

	June 30, 2005	March 31, 2005
Work in process	$2,666	$2,146
Finished goods	4,241	5,174

	$6,907	$7,320

Intangible Assets
At June 30, 2005 and March 31, 2005, intangible assets were as follows (in thousands):

			Net
		Accumulated	Intangible
June 30, 2005	Cost	Amortization	Assets
Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,581)	649
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,201)	202

	$10,080	$(9,229)	$851

			Net
		Accumulated	Intangible
March 31, 2005	Cost	Amortization	Assets
Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,229)	1,001
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,114)	289

	$10,080	$(8,790)	$1,290

8 of 41

The amortization of intangible assets was $439,000 and $929,000 for the three months ended June 30, 2005 and 2004 respectively. The estimated amortization of intangible assets is $472,000, $264,000 and $115,000 for the remainder of fiscal year 2006, and for the years ending March 31, 2007 and 2008, respectively.
Accumulated Other Comprehensive Income
At June 30, 2005 and March 31, 2005, the accumulated other comprehensive income was as follows (in thousands):

	Unrealized		Net Unrealized
June 30, 2005	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$29,779	$(4,579)	$25,200
Tower Semiconductor Ltd.	(898)		(898)

	$28,881	$(4,579)	$24,302

	Unrealized		Net Unrealized
March 31, 2005	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$12,844	$(5,176)	$7,668

Note 4. Investment in United Microelectronics Corporation
At June 30, 2005, we owned approximately 115.1 million shares of United Microelectronics Corporation (“UMC”) common stock representing approximately 0.7% of the issued and outstanding shares of UMC common stock and which number of shares includes an 8% stock dividend of approximately 12.1 million shares we received in September 2004. At March 31, 2005, we owned approximately 128.1 million shares of UMC common stock, representing approximately 0.8% of the issued and outstanding shares of UMC common stock.
We account for our investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the first quarter of fiscal 2006, we sold 13 million shares of UMC common stock for proceeds of approximately $8.6 million and recorded a pre-tax, non-operating gain of approximately $2.0 million. In the first quarter of fiscal year 2005, we sold 8.4 million shares of UMC common stock for proceeds of approximately $8.1 million and recorded a pre-tax, non-operating gain of approximately $3.5 million. In the fiscal year ended March 31, 2005, we sold 45.4 million shares of UMC common stock for proceeds of approximately $31.8 million and recorded a pre-tax, non-operating gain of approximately $8.0 million.
UMC’s common stock price has historically experienced periods of significant decreases and increases in market value. For example, In the second quarter of fiscal 2002 we wrote down approximately $250.9 million on our investment in UMC common stock as a result of a 52% decrease in the price of UMC shares between the end of our fiscal 2001 and the end of second quarter of fiscal 2002 due to deteriorating conditions in the semiconductor industry and the general economy after the events of September 11, 2001. At the time, the Company had no reason to believe that the value of its investment in UMC would recover in the foreseeable future and therefore determined that the investment was other than temporarily impaired and that it should record a write-down on its investment in UMC shares. Currently, the New Taiwan Dollar price of UMC common stock increased by approximately 26% during the three months ended June 30, 2005 and decreased by approximately 33% during the 12 month period ended March 31, 2005. Further, shares of UMC common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Given the market risk and currency risk for the UMC common stock held by us, our investment in UMC may not maintain its value.
Note 5. Investment in Tower Semiconductor, Ltd.
At June 30, 2005, we owned 8.9 million ordinary shares of Tower Semiconductor, Ltd. (“Tower”) of which 3.7 million were classified as short-term and accounted for as available-for-sale marketable securities in accordance with SFAS 115. We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:
•	30% of all Tower shares acquired by us (including shares acquired or to be acquired in exchange for payments made in accordance with the original Share Purchase Agreement and subsequent amendments; shares acquired as a result of Tower’s rights offering in September 2002 and shares which may be acquired upon exchange of certain wafer credits) are unrestricted and available-for-sale;

9 of 41

•	the remaining 70% of all Tower shares acquired by us are restricted from sale, transfer, or disposition until January 2006; and

•	between January 2006 and January 2008 we may not transfer more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.
As of June 30, 2005, we held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower's Manufacturing Fabrication Unit 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will no occur until December 2007. We will also retain our option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, during the 12 month period ended June 30, 2005 the price of Tower’s ordinary shares decreased by approximately 77.3% and there can be no assurance that our investment in Tower shares and wafer credits will not decline further in value.
N. Damodar Reddy, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, is a director of Tower.
Note 6. Private Equity Investments
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

10 of 41

Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). In the first quarter of fiscal 2006, the Company incurred $219,000 of commitment fees. Neither N. Damodar Reddy nor C.N. Reddy received any commitment fees during fiscal 2004, fiscal 2005 or the first quarter of fiscal 2006.
No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004, fiscal 2005 or the first quarter of fiscal 2006.
In the three months ended June 30, 2005, Alliance Ventures I, the focus of which is investing in emerging companies in the networking and communications market areas, invested $290,000 in one company. In the three month ended June 30, 2005, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications markets, invested $2.9 million in six companies. In the first quarter of fiscal 2006, we invested approximately $3.2 million in Alliance Venture investee companies. We do not intend to invest in any new companies through Alliance Ventures.
In the first quarter of fiscal 2005, we wrote down certain of its investments in Alliance Ventures and recognized a pretax, non-operating loss $403,000. The write-down for the full year of fiscal 2005 was $2.7 million. There were no such write-downs in the first quarter of fiscal 2006. Also, several of the Alliance Venture investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in net losses of Alliance Ventures investee companies was approximately $4.3 million and $3.5 million for the first quarter of fiscal 2006 and 2005, respectively. We recorded a full valuation allowance on the deferred tax assets related to these equity losses due to the inability to forecast future liquidity events and the related realization of the tax benefits.
Alliance Venture Management generally directs the individual Alliance funds to invest in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. Most of these startup companies fail and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. In the past, the market for these types of investments has been successful and many venture capital funds have been profitable. While we have been successful in certain of its past investments, there can be no assurance as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future, resulting in the complete loss of most or all the money that we have invested in these types of investments.
N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies.
Investment in Solar Venture Partners, LP
Through June 30, 2005, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of June 30, 2005, we held a 73% interest in Solar.
Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to the Company’s ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the first quarter of fiscal 2006 and 2005, we recorded net losses in the equity of investees of approximately $132,000 and $188,000 respectively. There were no write-downs of Solar Venture Partners investments in the first quarter of fiscal 2006 or in fiscal 2005.
C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of our directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.

11 of 41

Note 7. Comprehensive Income (Loss)
The following are the components of comprehensive income (loss) (in thousands):

	Three months ended
	June 30,
	2005	2004
Net loss	$(10,885)	$(6,631)
Unrealized gain (loss) on marketable securities	16,037	(28,099)
Deferred tax	(597)	11,323

Comprehensive income (loss)	$4,555	$(23,407)

As discussed in Note 3, Balance Sheet Components, accumulated other comprehensive income consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.
Note 8. Net Loss Per Share
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
The computations for basic and diluted loss per share are presented below (in thousands, except per share amounts):

	Three months ended
	June 30,
	2005	2004
Net loss	$(10,885)	$(6,631)

Weighted average shares outstanding: Basic and diluted	35,568	35,262

Net loss per share: Basic and diluted	$(0.31)	$(0.19)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended
	June 30,
	2005	2004
Outstanding stock options	3,269	3,416

Note 9. Commitments and Contingencies
We apply the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which Alliance is a guarantor.

12 of 41

Indemnification Obligations
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Alliance, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights and certain income tax. Generally, payment by Alliance is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Alliance to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Alliance may have recourse against third parties for certain payments made under these agreements.
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
Product Warranties
We estimate our warranty costs based on historical warranty claim experience and apply this estimate to the revenue stream for products under warranty. Included in Alliance’s sales reserve are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to the Company’s sales reserve. The sales reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim differs from estimates. Changes in the sales reserve for the three months ended June 30, 2005 and 2004 were as follows (in thousands):

Balance at March 31, 2005	$948
Accruals for warranties issued during the quarter	—
Settlements on warranty claims made during the quarter	(416)

Balance at June 30, 2005	$532

Balance at March 31, 2004	$1,292
Accruals for warranties issued during the quarter	86
Settlements on warranty claims made during the quarter	(88)

Balance at June 30, 2004	$1,290

Note 10. Provision (Benefit) for Income Tax
For the three months ended June 30, 2005 and 2004, we recorded an income tax expense of $689,000 and a tax benefit of $2.3 million, respectively, on a pre-tax loss before minority interest in consolidated subsidiaries. Generally, the statutory rate differs from the effective rate as a result of losses taken on non-operating investing activities.
Separately, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Item 2, Management’s Discussion and analysis of Financial Condition and Results of Operations –Provision (Benefit) for Income Tax.
Note 11. Recently Issued Accounting Standards
In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 ("EITF Issue No. 03-1") also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for our year ended March 31, 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.

13 of 41

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
In December 2004, the FASB issued SFAS No. 123R “Share Based Payment,” (“SFAS 123R”) which will be effective for the first interim or annual reporting period beginning after June 15, 2005, and is required to be adopted by Alliance in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of SFAS 123R. The impact of the adoption of SFAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Note 2 to these condensed consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
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
Note 12. Legal Matters
In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. In February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeal in June 2000. In July 2000, the Court of Appeals remitted the question of whether the default judgment should be set aside to the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and our Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the assessment of damages arising out of the default judgment.

14 of 41

The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us. From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on Alliance, but also held that this did mean that service was “cured” for all purposes. Alliance has been granted leave to appeal this decision to the British Columbia Court of Appeal and this appeal is currently underway. That application is ongoing, and the court has not yet issued a ruling. On September 12, 2005, the British Columbia Supreme Court will hear Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment. We believe the resolution of this matter will not have a material adverse effect on our financial condition or our results of operations.
On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. At this stage of the litigation, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.
In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including the Company) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated there under, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including the Company, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal the United States Court of Appeals for the Second Circuit. The appeal will likely be decided some time in 2006. We have reviewed a copy of the complaint, believe it has meritorious defenses, and intend to defend vigorously against the claims asserted against us. At this stage of the litigation, we cannot determine what effect, if any, resolution of this matter will have on its financial condition.
On February 18, 2005, Kenneth Patrizio, one of our former employees of Alliance Semiconductor International Corp., filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related claims. The Company and Mr. Khan intend to vigorously defend the suit. As discovery has only recently commenced, it is impossible to predict whether the likelihood of an unfavorable outcome is probable or remote.
In addition, Alliance is party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these or any of the above mentioned legal matters will have a material adverse effect on Alliances consolidated financial position, results of operations or cash flows.

15 of 41

Note 13. Investment Company Act of 1940
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
Note 14. Related Party Transactions
N. Damodar Reddy, the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provides the following services to the Company: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of the Company’s business processes. The Company paid Infobrain approximately $30,000, during first quarter of fiscal year 2006 and $55,000 for the full year of fiscal year 2005. Mr. Reddy is not involved in the operations of Infobrain.
As discussed in Note 6, Private Equity Investments, in October 1999, the Company formed Alliance Venture Management LLC, to manage and act as the general partner in the investment funds the Company intended to form. Alliance Venture Management does not directly invest in the investment funds with the Company, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.

16 of 41

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
Annually, Alliance Venture Management earns 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”). In the first quarter of fiscal 2006, the Company incurred $219,000 of commitment fees. This amount was partially offset by expenses reimbersed to the Company on behalf of Alliance Venture Management of approximately $181,000.
No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004, fiscal 2005 or the first quarter of fiscal 2006.
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
As of June 30, 2005 we had related party receivables $337,000 of comprised of loans to various employees, none of whom are officers.

17 of 41

Note 15. Segment Reporting
We report on two segments: Memory and Non-Memory. We operate in three operating units: Memory, Analog and Mixed Signal, and System Solutions. Operating units are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Beginning in the fourth quarter of fiscal 2005, our Analog and Mixed Signal and System Solutions operating units have been aggregated into one reportable segment—Non-Memory—due to commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes.
We evaluate reportable segment financial performance based on the revenue, cost of revenue, operating expense and operating income as follows (in thousands):

	Three months ended June 30, 2005
	Memory	Non-Memory	Unallocated	Total
Revenue	$2,132	$3,779	$—	$5,911
Cost of revenue	2,991	2,297	—	5,288

Gross profit (loss)	(859)	1,482	—	623
Research and development	548	4,229	—	4,777
Selling, general and administrative	873	2,497	136	3,506

Operating expense	1,421	6,726	136	8,283

Loss from operations	$(2,280)	$(5,244)	$(136)	$(7,660)

	Three months ended June 30, 2004
	Memory	Non-Memory	Unallocated	Total
Revenue	$4,387	$2,749	$—	$7,136
Cost of revenue	5,889	1,670	—	7,559

Gross profit (loss)	(1,502)	1,079	—	(423)
Research and development	1,067	3,673	—	4,740
Selling, general and administrative	1,050	2,091	122	3,263

Operating expense	2,117	5,764	122	8,003

Loss from operations	$(3,619)	$(4,685)	$(122)	$(8,426)

Note 16. Subsequent Event
Tower Semiconductor Ltd. Convertible Debentures
On July 26, 2005, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower Semiconductor Ltd. pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments. See Note 5, Investment in Tower Semiconductor, Ltd., for additional discussion regarding our investment in Tower.

18 of 41

Net Revenue
Net revenue by product line consisted of the following (in thousands, except percentage data):

	Three months ended June 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
Memory segment:
SRAM	$2,093	35%	$3,248	46%
DRAM	39	1%	1,139	16%

Memory segment revenue	2,132	36%	4,387	61%
Non-Memory segment:
Analog and Mixed Signal	2,579	44%	1,902	27%
System Solutions	1,200	20%	847	12%

Non-Memory segment revenue	3,779	64%	2,749	39%

Net revenue	$5,911	100%	$7,136	100%

Net revenue by geographic location, which is based on the customer’s ship to country location, was as follows (in thousands):

	Three months ended
	June 30,
	2005	2004 (1)
US	$1,574	$2,089
Canada and Central America	175	165
Taiwan	1,282	790
Japan	614	678
Hong Kong	870	1,185
Asia (excluding Taiwan, Japan and Hong Kong)	765	915
United Kingdom	200	769
Europe (excluding United Kingdom)	343	499
Rest of world	88	45

Net revenue	$5,911	$7,136

(1) For the quarter ended June 30, 2004, the geographic revenue is presented based on ship-to country of customer to be consistent with June 30, 2005 presentation. These amounts had been previously reported based upon bill-to location of customer.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to products, trends, liquidity and markets. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value of securities we own, selling prices of our products and our ability to increase sales of our analog and mixed signal and system solutions products and those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 23, 2005.

19 of 41

OVERVIEW
Alliance Semiconductor Corporation is a worldwide provider of analog and mixed signal, high-performance memory and connectivity and networking solutions products for the communications, computing, embedded, industrial and consumer markets. Utilizing advanced process technologies and design expertise, we provide leading original equipment manufacturers (“OEMs”) with a broad portfolio of complementary technologies including Analog and Mixed Signal products, chip-to-chip connectivity products, networking controllers and high-performance memory products. Our products are designed to address the needs of system developers by leveraging our proprietary advances in Electromagnetic Interference (“EMI”) reduction, power management and timing technology, HyperTransport™ I/O connectivity and specialized memory solutions for next-generation applications.
We operate in two reportable segments, Memory segment and Non-Memory segment. Our Memory segment primarily designs, manufactures and sells Static Random Access Memory (“SRAM”) and Dynamic Random Access Memory (“DRAM”) devices. SRAM and DRAM sales, which are characterized by intense pricing pressure and declining margins, have traditionally comprised the majority of our revenue. However, in the first quarter of fiscal 2006, the Memory segment contributed approximately 36% of net revenue. We expect revenue from DRAM products, which are being phased out, to comprise a negligible portion of overall revenue in fiscal 2006 compared to fiscal 2005, as well as on a quarter-to-quarter basis. DRAM revenue in the three months ended June 30, 2005 were $39,000 and we expect our DRAM revenue to eventually decline to $0.
Our Non-Memory segment aggregates two operating units, the Analog and Mixed Signal business unit and the System Solutions business unit. Our Analog and Mixed Signal business unit designs, manufactures and sells products designed to provide analog and mixed signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog and Mixed Signal business unit has traditionally accounted for a small, but growing portion of net revenue. In the first quarter of fiscal 2006, net revenue from Analog and Mixed Signal products comprised approximately 44% of our net revenue compared to 27% in the same quarter of fiscal 2005. Our System Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage and server markets. Our System Solutions business unit has traditionally accounted for a small portion of our revenue. In the first quarter of fiscal 2006 net revenue from System Solutions products comprised approximately 20% of net revenue compared to 12% in the same quarter of fiscal 2005.
As a fabless semiconductor company, we rely on third parties to manufacture, assemble and test our products. Our agreements with third party foundries do not include any “take or pay” provisions. As a result of our dependence on third-party wafer foundries, principally Chartered Semiconductor Manufacturing and Tower Semiconductor Ltd., our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer. In the past, we have experienced constraints in the supply of wafers from certain of our foundries. We may continue to experience such constraints in the future which may have a material adverse effect on our revenue and operating results. In addition we must order products and build inventory substantially in advance of product shipments and there is a risk that we will forecast incorrectly and produce excess or insufficient inventories of particular products due to volatile product demand and rapid technological and price change. This inventory risk is heightened because certain of our customers place orders with short lead times. We recorded a pretax, operating charge of $1.0 million to reserve for certain excess and obsolete memory product inventory during the first quarter of fiscal 2006.
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
International net revenue, principally from customers in Asia and Europe, constituted approximately 73% of our net revenue in the first quarter of fiscal 2006. All of our foundries and a majority of our assembly and test subcontractors are located abroad, and we have substantial operations in India. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability.
We hold equity interests in a number of other companies. We generally acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party foundries we rely on to manufacture our products. We also hold a large portion of our assets in shares of United Microelectronics Corporation, a publicly traded company in Taiwan. As a majority of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions and the operating performance of our venture investments.

20 of 41

Because of the significant investments we have made in other businesses, we could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including a significant portion of our UMC common stock. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock. See “Factors That May Affect Future Results — Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.”
We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, our business has used cash over the last several years.
During the first quarter of fiscal 2006 we used cash of $8.9 million in operating activities, investment in Alliance Ventures and other investments, and purchase of property and equipment. During that period we sold 13.0 million shares of UMC common stock for proceeds of $8.6 million. Sales of UMC common stock have been, and are expected to continue to be, our main source of liquidity in the near term. There are no restrictions on our ability to sell our shares of UMC common stock.
The value of our short-term investments in marketable securities increased in the first quarter of fiscal 2006, principally attributed to an increase in the price of UMC shares, partially offset by a decrease in the price of Tower shares and the sale of 13 million UMC shares. Our holding in Tower has declined substantially in value in recent quarters. We have a limited ability to sell these securities and they may continue to decline in value in the future. UMC common stock shares are not traded in the United States and are subject to many of the same risks as foreign currency in addition to the risks of a company subject to the fluctuations of the semiconductor industry. During the first quarter of fiscal 2006, the UMC share price has increased by approximately 26%. However, prior quarters have shown declines. Future decreases in the value of our holdings in UMC and Tower may require us to liquidate our holdings faster than we anticipate and result in less cash available for our continued operations. See Note 16, Subsequent Event, to the Condensed Consolidated Financial Statements.
Additionally, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed; however, we believe that it is too early to determine the impact on us of the resolution of this audit. In order to finance general corporate needs, as well as strategic acquisitions and investments in research and development and other general corporate needs, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance may impact our ability to raise capital. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our long-term cash needs.
Critical Accounting Policies
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting policies with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 23, 2005. For the three months ended June 30, 2005 there have been no changes to these critical accounting policies.

21 of 41

Results of Operations
The percentage of net revenue represented by certain line items in the Company’s condensed consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three months ended
	June 30,
	2005	2004
Net revenue	100%	100%
Cost of revenue	89%	106%

Gross profit (loss)	11%	-6%

Operating expense:
Research and development	81%	66%
Selling, general and administrative	59%	46%

Total operating expense	140%	112%

Provision (benefit) for income tax	12%	-31%

Loss before minority interest in consolidated subsidiaries	-185%	-94%

Minority interest in consolidated subsidiaries	1%	1%

Net loss	-184%	-93%

Net Revenue
Net revenue by segment and product line consisted of the following (in thousands, except percentage data):

	Three months ended June 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
Memory segment:
SRAM	$2,093	35%	$3,248	46%
DRAM	39	1%	1,139	16%

Memory segment revenue	2,132	36%	4,387	61%
Non-Memory segment:
Analog and Mixed Signal	2,579	44%	1,902	27%
System Solutions	1,200	20%	847	12%

Non-Memory segment revenue	3,779	64%	2,749	39%

Net revenue	$5,911	100%	$7,136	100%

Our net revenue for the first quarter of fiscal 2006 was $5.9 million, a decrease of 17% compared to the same quarter of fiscal 2005. This decrease in net revenue was due to a $2.3 million decrease in the Memory segment revenue offset by a $1.0 million increase in net revenue from the Non-Memory segment.
Our SRAM revenue for the first quarter of fiscal 2006 was $2.1 million, or approximately 35% of net revenue, compared to $3.2 million, or approximately 46% of net revenue, in the first quarter of fiscal 2005. This represents a decrease of $1.2 million, or 36%, from the first quarter of fiscal 2005, and resulted from a 17% decrease in unit sales combined with a 22% decrease in average selling prices (ASPs). During the first quarter of fiscal 2006, our megabits shipped decreased by 40%, compared to the first quarter of fiscal 2005, while our ASP per megabit increased by 8%. Our DRAM revenue for the first quarter of fiscal 2006 was $39,000, or approximately 1% of net revenue, compared to $1.1 million, or approximately 16% of net revenue, in the first quarter of fiscal 2005. This represented a decrease of $1.1 million or 97% from the first quarter of fiscal 2005 and resulted from a 98% decrease in unit sales combined with a 61% increase in ASPs. Currently DRAM product revenue is derived solely from supplying legacy DRAM inventories to existing customers. We expect revenue from DRAM products, which are being phased out, to eventually decline to $0.

22 of 41

Our Analog and Mixed Signal revenue for the first quarter of fiscal 2006 was $2.6 million, or approximately 44% of net revenue, compared to $1.9 million, or approximately 27% of net revenue in the first quarter of fiscal 2005. This represents an increase of approximately $0.7 million in net revenue from the first quarter of fiscal 2005 and resulted from a 16% increase in unit sales combined with a 17% increase in ASPs. Unit volumes in this business unit tend to be greater than our other business units as the product lines generate relatively larger unit volumes at relatively lower ASPs.
Our System Solutions revenue for the first quarter of fiscal 2006 was $1.2 million, or approximately 20% of net revenue, compared to $0.8 million, or approximately 12% of net revenue, for the first quarter of fiscal 2005. This represents an increase of approximately $0.4 million in net revenue from the first quarter of fiscal 2005 and resulted from a 51% increase in unit sales offset by a 6% decrease in ASPs.
International net revenue in the first quarter of fiscal 2006 was $4.3 million, or approximately 73% of net revenue. This was a decrease of approximately 14% from the same quarter in fiscal 2005. International net revenue is derived mainly from customers in Asia and Europe. Net revenue from Asia accounted for approximately 60% and Europe accounted for 9% of net revenue during the first quarter of fiscal 2006 compared to 50% and 18%, respectively, in the first quarter of fiscal 2005. Our Analog and Mixed Signal revenue comprised a larger percentage of net revenue in fiscal 2006, compared to fiscal 2005 with a large portion of the revenue attributed to products shipped to Taiwan and the rest of the Asia region.
For the first quarter of fiscal 2006, we had one greater than 10% customer who accounted for approximately 12% of our net revenue. For the first quarter of fiscal 2005, our largest customer accounted for approximately 8% of our net revenue.
Net revenue to the non-PC portion of the market were approximately $4.0 million, or 67% of net revenue, for the first quarter of fiscal 2006 compared to $5.6 million, or 79% of net revenue for the first quarter of fiscal 2005. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics. The remainder of our net revenue is derived from applications in the PC market.
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
Gross Profit (Loss)
Gross profit for the first quarter of fiscal 2006 was $0.6 million or approximately 11% of net revenue compared to a gross loss of $0.4 million or approximately 6% of net revenue for the first quarter of fiscal 2005. The increase in gross profit is due in part to a change in product mix with increased volume in higher margin non-memory products and the sale of inventory that had previously been reserved, partially offset by to inventory reserves . During the first quarter of fiscal 2006 gross profits were benefited by $0.9 million through the sale of partially reserved inventory, offset by additional inventory reserves taken during the quarter. During the same quarter of fiscal 2005, our gross profits were benefited by $3.7 million through the sale of partially reserved inventory, offset by additional inventory reserves. We may continue to receive gross profit benefits if we are able to sell inventory which had been previously written down to a lower cost basis and may need to record additional inventory reserves which would reduce gross profits.

23 of 41

Gross profit (loss) by reportable segments was as follows (in thousands, except percentage data):

	Three months ended June 30,		June 30,
	2005	2004	2005 vs 2004
	Amount	Amount	Percentage Change
Memory	$(859)	$(1,502)	43%
Non-Memory	1,482	1,079	37%

Total Gross profit (loss)	$623	$(423)	n/m

We are subject to a number of factors that may have an adverse impact on gross profit, including the availability and cost of products from our suppliers; increased competition and related decreases in unit ASP’s; changes in the mix of products sold; and the timing of new product introductions and volume shipments. In addition, we may seek to add additional foundry suppliers and transfer existing and newly developed products to more advanced manufacturing processes. The commencement of manufacturing at a new foundry is often characterized by lower yields as the manufacturing process is refined. There can be no assurance that the commencement of such manufacturing will not have a material adverse effect on our gross profit in future periods.
Research and Development
Research and development expense consists primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, intangible amortization, wafer masks and tooling costs, and test wafers. Research and development expense was $4.8 million, or approximately 81% of net revenue, for the first quarter of fiscal 2006. This compares to $4.7 million, or approximately 66% of net revenue, for the same quarter of fiscal 2005.
Research and development expense by reportable segments was as follows (in thousands, except percentage data):

	Three months ended June 30,		June 30,
	2005	2004	2005 vs 2004
	Amount	Amount	Percentage Change
Memory	$548	$1,067	-49%
Non-Memory	4,229	3,673	15%

Total research and development	$4,777	$4,740	1%

We believe that investments in research and development are necessary to remain competitive in the marketplace. As indicated by segment allocation in first quarter fiscal 2006 and 2005, we devoted a greater proportion of the research and development resources to the value-added products in our non-memory segment. Additionally, research and development expense may increase in absolute dollars in future periods due to an increase in research and development personnel, an increase in mask costs associated with releasing newly developed products to production, and to the extent that we acquire new technologies to diversify our existing product bases.
Selling, General and Administrative
Selling, general and administrative expense include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.
Selling, general and administrative expense for the first quarter of fiscal 2006 were $3.5 million, or 59% of net revenue, as compared to $3.3 million, or 46% of net revenue, in the first quarter of fiscal 2005.

24 of 41

Selling, general and administrative (“SG&A”) expense by reportable segments was as follows (in thousands, except percentage data):

	Three months ended June 30,		June 30,
	2005	2004	2005 vs 2004
	Amount	Amount	Percentage Change
Memory	$873	$1,050	-17%
Non-Memory	2,497	2,091	19%
Unallocated	136	122	12%

Total Selling, general and administrative	$3,506	$3,263	7%

As indicated by the segment allocation, we have been incurring greater SG&A expenses in our Non-Memory segment as Analog and Mixed Signal and System Solutions products are newer products and it requires more resources to sell and support these products. Additionally, selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenue in the future primarily as a result of employee costs, commission expense, legal fees associated with defending certain lawsuits, and administrative costs related to complying with the requirements of recent corporate governance reforms.
Gain (Loss) on Investments
During the first three months of fiscal year 2006, we recorded a gain of $2.0 million on the sale of 13.0 million common shares of UMC and during the first three months of fiscal year 2005, we recorded a gain of $3.5 million on the sale of 8.4 million common shares of UMC.
Equity in Loss of Investees
Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to their ability to exercise their influence on the operations of investees resulting primarily from ownership interest and/or board representation. Our proportionate share in the net losses of the equity investees of these venture funds was approximately $4.5 million for the first quarter of fiscal 2006. This compares to a loss of approximately $3.6 million for the first quarter of fiscal 2005. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that it will incur additional losses in future periods.
Owner Expense, Net
Other expense, net represents interest income from short-term investments, foreign withholding tax, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first quarter of fiscal 2006, other expense, net was approximately $159,000 compared to other expense net of approximately $339,000 in the first quarter of fiscal 2005.
Provision (Benefit) for Income Tax
For the first three months of 2006 and 2005, we recorded income tax expense of $0.7 million and income tax benefit of $2.3 million, respectively. This results in a negative effective tax rate for the first quarter of 2006 of 6.7% and an effective tax rate for the first quarter of 2005 of 25.3%. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized. In January 2004 and April 2003 we received tax refunds from the Internal Revenue Service (“IRS”) totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000. In December 2003 the IRS began an audit of the tax years ended March 31, 1999 through March 31, 2002. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect, if any resolution of this matter will have on our financial condition, including our liquidity.

25 of 41

Factors That May Affect Future Results
In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of Alliance Semiconductor.
We may have difficulties meeting our cash needs.
We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, our business has used significant cash over the last several years. We have limited ability to sell the Tower Securities, and our investments may decline in value. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed. We believe that it is too early to determine the impact of the resolution of this audit and the magnitude of any disallowance. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs. In order to finance general corporate needs, as well as strategic acquisitions and investments in research and development, we may rely on the debt and equity markets to provide liquidity. Historically, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance may impact our ability to raise capital. In the event we are not able to meet our cash needs and raise additional capital, our business operations will be materially and adversely affected.
The majority of our assets consist of securities that we have a limited ability to sell and which have experienced significant declines in value.
We have held, and continue to hold, significant investments in securities of which we have limited ability to dispose. These assets may experience decline in value as a result of factors beyond our control, which may adversely affect our operating results and financial condition. Our investment in UMC, a publicly traded company in Taiwan, represents our largest single asset. UMC common stock has been subject to significant fluctuations in value. For example, the New Taiwan Dollar price of UMC common stock increased by approximately 26% during the first quarter of fiscal year 2006, and decreased by approximately 33% during fiscal year 2005. It may decline in value in the future. Additionally, if we were forced to liquidate a significant portion of our UMC common stock, the share price received on such a sale may be negatively impacted by the size of such a sale given our ownership position. Further, UMC shares of common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Contractual restrictions also limit our ability to transfer approximately 70% of our investment in Tower until January 2006. Tower stock has been subject to significant fluctuations in value. For example, during fiscal 2005, the price of Tower’s ordinary shares decreased by approximately 78% and during the third quarter of fiscal 2003, we recorded a pretax, non-operating loss of $14.1 million on our long-term investment in Tower shares. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. Further, through Alliance Venture Management’s investment funds and Solar Venture Partners, we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, many of our investments in securities experienced significant declines in market value. For example, during fiscal 2005, we wrote down one of our Alliance Ventures investments and one of our Solar investments and recognized pretax, non-operating losses of approximately $2.7 million and $473,000, respectively. In fiscal 2004, we wrote down nine of our Alliance Ventures’ investments and two of our Solar investments and recognized pretax, non-operating losses of approximately $5.8 million. Further, we wrote down several of our Alliance Venture Management and Solar investments recognizing pretax, non-operating losses of approximately $24.8 million for fiscal 2003. Our investment in these securities may decline in value. Declines in our investments can have a material, adverse effect on our operating results and financial condition.

26 of 41

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
We may be unable to hire, attract and retain key personnel who are critical to the success of our business.
We depend to a large extent on the continued contributions of our founder, N. Damodar Reddy, the Chairman of the Board, our Chief Executive Officer, President and Interim Chief Financial Officer, as well as other officers, operational personnel and key design personnel, many of whom would be difficult to replace. In the last few years, a number of officers and design personnel left us to pursue various other opportunities. To date, we do not believe that these departures have had a material impact on our business, but future departures may do so.
Since the beginning of calendar 2005, we have replaced our Chief Financial Officer twice. Although N. Damodar Reddy has been appointed interim Chief Financial Officer, and we have engaged interim financial expertise to assist Mr. Reddy, the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. In fiscal 2005, the Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) external financial reporting, specifically the completeness and accuracy of footnote disclosures related to segment reporting, stock based compensation, and income taxes, and (ii) revenue recognition, specifically relating to the review of an evidence of an arrangement and the transfer of title and (iii) review procedures over the accounting for significant and unusual transactions and equity method investments. This control deficiency resulted in audit adjustments to revenue, cost of sales, and financial statement disclosures related to segment reporting, stock based compensation, and income taxes which were reflected in the financial statements for the year ended March 26, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. This material weakness also contributed to the following individual material weakness as of March 26, 2005.
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
Our future success will depend on our ability to attract and retain qualified technical, management, and finance personnel for which competition is intense globally. The loss of Mr. N.D. Reddy or design personnel could delay product development cycles or otherwise have a material adverse effect on our business. Additionally, limited human resources and untimely turnovers in the operational staff many result in difficulties in implementing our policies and procedures including those related to our internal controls. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of new and replacement personnel.
Uncertainties resulting from an unsolicited attempt to replace our board and change the course of our stated business plans may adversely affect our business and may hamper our ability to attract and retain key customers and personnel.
During the period covered by this report, Bryant Riley and his affiliates (“Riley”) filed a Schedule 13D to report their accumulation of at least 6.8% of the Company’s outstanding equity securities and stating their intention of nominating an alternate slate of directors at this year’s annual meeting of stockholders. Uncertainties caused by Riley’s stated intention to replace the current board and sell or close the Company’s core business may harm our ability to form and maintain important business alliances with business partners and consummate material sales contracts with customers. Uncertainties resulting from a potential contest for control may also hamper our ability to retain our executives and attract or retain key personnel in our engineering, finance and other departments. If we fail to attract and retain executives or other key personnel, our ability to develop products will be harmed and our revenue will likely decline. In addition, we anticipate that we will incur significant additional expenses over the next quarter for legal and advisory services related to evaluating Riley’s proposals and a potential contest for control. Such expense and management distraction could negatively affect our operating results and financial condition.

27 of 41

Our financial results could be adversely impacted if we fail to successfully develop, introduce, and sell new products which we have had limited success in doing so to date.
Like many semiconductor companies, which operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Although we have developed and sold Analog and Mixed Signal and System Solutions products to supplement our traditional Memory product offerings, we have less operating history and limited product offerings in these markets, and we have had limited success with these products and otherwise developing and selling new products. In fiscal 2005, we wrote down certain of our inventory, recognizing pretax charges of approximately $9.3 million. In addition, our performance during the first quarter of fiscal 2006 and fiscal 2005, 2004 and 2003 was generally characterized by weak demand for our Memory products. Although ASPs of our SRAM and DRAM products, and certain of our other products, have generally declined over time, the selling prices for such products are very sensitive to supply and demand conditions in our target markets. In our most recent quarter we continued to experience declines in the average selling price of most of our SRAM products and we expect the ASPs for most of our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. We no longer develop DRAM products and revenue is derived solely from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenue in fiscal 2006 than in fiscal 2005, and on a quarter-to-quarter basis. We expect our DRAM revenue to eventually decline to $0. In fiscal 2005, revenue from our sale of DRAM products was approximately $1.6 million, compared to $6.3 million in fiscal 2004, and in the first quarter of fiscal 2006 our DRAM revenue was approximately $39,000 compared to $1.14 million in first quarter of fiscal 2005. Factors that may affect our ability to develop and sell new products includes:
•	our ability to anticipate and respond in a timely manner to changes in the requirements of our customers and uncertainty in customers due to the recent Schedule 13D filings:

•	the significant research and development investment that we may be required to make before market acceptance, if any, of a particular product;

•	the possibility that the semiconductor industry may not accept a new product after we have invested a significant amount of resources to develop it; and

•	new products introduced by our competitors.
Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
Our management has concluded that our internal control over financial reporting was not effective as of March 26, 2005, and our independent registered public accounting firm has issued an adverse opinion on our internal control over financial reporting, although we have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. Subsequent to the period covered under this report, the Company’s former Chief Financial Officer was terminated as an employee. Although interim financial assistance has been engaged to assist the Company, we need to hire finance staff and to continue to dedicate significant resources to remediate the material weaknesses that have rendered our internal control ineffective.
There is no assurance that we will be able to remediate these weaknesses. Even if we were able to do so in the course of future testing and documentation, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our results of operations. Separately, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis, or we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. Moreover, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time our management may continue to conclude that we do not have effective internal controls over financial reporting in accordance with Section 404. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, any material weakness in internal control could result in a material misstatement in future financial statements.

28 of 41

We are affected by a general pattern of product price fluctuations, which has harmed, and may continue to harm, our business.
The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence and significant price competition and, as a result, are subject to decreases in ASPs. Although we have recently experienced increased demand for certain of our new products, our overall business during the past quarter and fiscal years 2005, 2004 and 2003 has generally been characterized by a fundamental slowdown in demand for our products. More specifically, for several years our performance generally has been adversely affected by severe declines in end user demand for our Memory products and ASPs of many of our products, and we expect this trend to continue in the future principally because of increased market competition and an increased supply of competitive products in the market. Declining ASPs will adversely affect our gross profit and gross margin. Accordingly, our ability to maintain or increase revenue and gross margin will be highly dependent on our ability to increase unit sales volume, reduce the cost per unit of our existing products, and to successfully develop, introduce and sell new products. We cannot be certain that we will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce our cost per unit. We also cannot be certain that even if we were to increase unit sales volumes and sufficiently reduce our costs per unit, we would be able to maintain or increase revenue or gross margin. For example, in the last year we wrote down certain of our inventory, consisting principally of SRAM products, recognizing pretax charges of approximately $9.3 million. In fiscal 2004, we decided to discontinue development of new DRAM products. Our existing DRAM revenue is derived from selling legacy DRAM products to our existing customer base. We expect that revenue from DRAM products will comprise a significantly smaller percentage of overall revenue in fiscal 2006, and will eventually decline to $0.
We face additional problems and uncertainties associated with international operations that could seriously harm us.
We conduct a significant and growing portion of our business internationally. For example, international net revenue, principally from customers in Asia and Europe, constituted approximately 73% of our net revenue in the past quarter, and approximately 65% of our net revenue in fiscal 2005 and 67% of our net revenue in fiscal 2004. All of our foundries and a majority of our assembly and test subcontractors are abroad, and we conduct significant operations in India, which we expect to continue to expand significantly over the next several years. Accordingly, our international operations are subject to a number of risks, including:
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

29 of 41

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
The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as we have experienced from time to time. Our ability to maintain adequate levels of inventory is primarily dependent upon us obtaining sufficient supply of products to meet future demand, and inability to maintain adequate inventory levels may adversely affect our relations with our customers. In addition, we must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for our products is volatile and subject to rapid technology and price change, we will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of our key customers place orders with short lead times. Our customers’ ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which have had a material adverse effect on our results of operations. In the first quarter of fiscal 2006 we wrote down certain of our inventory recognizing pretax charges of approximately $1.0 million. In fiscal 2005 and 2004, we recorded pretax charges totaling approximately $9.3 million and $2.9 million, respectively, primarily to reflect such excess and a decline in market value of certain inventory. We cannot be certain that in the future we will not produce excess quantities of any of our products. We also recorded a write-down of our investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. We also cannot be certain that additional write-downs of wafer credits will not occur in future periods. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.
We may not be able to compete successfully in a highly competitive industry.
We face intense competition, and many of our principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than we do, any of which factors may place such competitors and potential competitors in a stronger competitive position than us. In addition, the intense competition we face could result in pricing pressures, reduced product revenue, reduced margins or lost market share, any of which could harm our operating results and cause our stock price to decline. We have also recently started selling Analog and Mixed Signal and System Solutions products. The markets for these products include additional competitors, such as Cypress Semiconductor Corporation, ICS Incorporated, Integrated Silicon Solutions, Inc., Maxim Integrated Products, PLX Technology Inc., Pericom Semiconductor Corporation, Samsung Corporation, Toshiba Corporation, and other U.S., Japanese, Korean and Taiwanese manufacturers. Because of our limited operating history in these markets, we may have difficulties competing with more established companies in these markets. Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:
•	general economic conditions and conditions in the semiconductor industry generally;

•	changes in our pricing policies as well as those of our competitors and suppliers;

30 of 41

•	anticipated and unanticipated decreases in unit ASPs of our products;

•	the timing of new product announcements and introductions by us or our competitors;

•	fluctuations in manufacturing yields, availability and cost of products from our suppliers;

•	increased research and development expense associated with new product introductions;

•	changes in the mix of products sold;

•	the cyclical nature of the semiconductor industry;

•	the gain or loss of significant customers;

•	market acceptance of new or enhanced versions of our products;

•	market acceptance of a new supplier when there is a push to reduce the vendor base;

•	seasonal customer demand; and

•	the timing of significant orders.
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

31 of 41

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
In the past, we acquired two companies, PulseCore and Chip Engines, and we may continue to acquire additional companies in the future. Integrating businesses is expensive and time-consuming and it imposes a great strain on our resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expense related to technology integration and the potential unknown liabilities associated with acquired businesses. If we fail to integrate these businesses successfully, our quarterly and annual results may be seriously harmed. Quarterly shipments are typically weighted to the end of a quarter.

32 of 41

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

33 of 41

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
Liquidity and Capital Resources
At June 30, 2005, we had approximately $2.1 million in cash and cash equivalents, a decrease of approximately $0.3 million from March 31, 2005 and approximately $43.6 million in working capital, an increase of approximately $5.2 million from $36.4 million at March 31, 2005. We had short-term investments in marketable securities whose fair value at June 30, 2005 was $92.8 million, an increase of $10.4 million from $82.4 million at March 31, 2005.
During the first three months of fiscal 2006, cash used from operations was $5.5 million. This was primarily the result of a net loss of $10.9 million less non-cash items of $4.0 million and changes in cash provided from changes in assets and liabilities of $1.4 million. During the first three months of fiscal 2005, cash used from operations was $8.0 million. This was primarily the result of a net loss of $6.6 million less non-cash items totaling $0.4 million and cash used from changes in assets and liabilities of $1.8 million.
During the first three months of fiscal 2006, investing activities provided cash of $5.3 million. This was primarily the result of sales of UMC Common Stock of $8.6 million offset by additional investments in Alliance Ventures companies of $3.2 million and capital equipment purchases of $ 0.1 million. During the first three months of fiscal 2005, investing activities provided cash of $3.9 million. This was primarily the result of sales of UMC Common Stock of $8.1 million offset by additional investments in Alliance Ventures companies of $4.1 million and capital equipment purchases of $0.2 million.
During the first three months of fiscal 2005, financing activities provided cash of $229,000. This was primarily the result of common stock issuances of $240,000 offset by capital lease payments of $11,000.
At June 30, 2005, we had restrictions on certain shares. The Company holds approximately 5.2 million Tower ordinary shares, with a value of $8.0 million, which are restricted.

34 of 41

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
Contractual Matters
The following table summarizes our contractual obligations at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:
Off-Balance Sheet Contractual Obligations
(in thousands)

	Less than 1
	Year	1- 3 Years	4 -5 Years	After 5 Years	Total

Operating leases (1)	$2,055	$434	$—	$—	$2,489
Commitment to invest in CAD tools (2)	1,275	414	—	—	1,689
AVM commitments (3)	12,000	24,000	24,000	22,360	82,360
Wafer purchase commitments (4)	1,595	—	—	—	1,595

TOTAL	$16,925	$24,848	$24,000	$22,360	$88,133

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under lease.

(3)	We have contractual funding commitments to the Alliance Venture Management (“AVM”) partnerships in our capacity as the sole limited partner in each of the five AVM partnerships. As the sole limited partner, we can exercise our right under the Limited Partnership Agreements to early terminate any of the Partnerships, which would then result in liquidation of the Partnerships in an orderly manner and would mean no additional funding obligations on our part. The allocation of future AVM commitments is based on a forecast of funding commitments by investee company for fiscal 2006. The forecast for the years subsequent to fiscal 2006 is based on estimated funding requirements which are consistent with fiscal 2005 actual investments and the fiscal 2006 forecast.

(4)	Wafer purchase commitments are future payments related to the delivery of wafers currently being processed in our contracting foundries.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We have exposure to the impact of foreign currency fluctuations and changes in market values of its investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the three months ended June 30, 2005. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating some of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at June 30, 2005.

35 of 41

Investment Risk
As of June 30, 2005, our short-term investment portfolio consisted of marketable equity securities in UMC and Tower. Both of these securities are subject to market fluctuations. During the three months ended June 30, 2005 the share price of Tower Semiconductor declined in value by approximately 16% and the share price of UMC increased by 26%. In the first quarter of fiscal 2006, we reclassified approximately 534,000 ordinary shares of Tower from long-term to short-term and recorded this investment as an available-for-sale marketable security in accordance with SFAS 115. As of June 30, 2005, we had approximately 3.7 million ordinary shares of Tower that are classified as short-term.
We also have an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of June 30, 2005, we had approximately 5.2 million shares that are recorded as long-term. We review our long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, we recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on our investment in Tower shares. As of June 30, 2005, we held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Manufacturing Fabrication Unit 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will not occur until December 2007. We will also retain our option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.
Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. We have in the past entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. We have not entered into any additional hedging transactions during fiscal 2004, fiscal 2005, or the first quarter of fiscal 2006, but may do so in the future
Foreign Currency Risk
Almost all of our semiconductor business transactions are conducted in US dollars thus partially mitigating effects from adverse foreign currency fluctuations.
As of June 30, 2005, we owned approximately 115.1 million shares of UMC, a publicly traded Company in Taiwan. These shares are not tradable in the United States and they are subject to many of the same risks associated with foreign currency. The market value of these holdings on June 30, 2005, based on the price per share in New Taiwan Dollars (“NTD”) and the NTD/US dollar exchange rate of NTD 31.32 per $US was US $87.9 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on the financial condition, results of operations, and cash flows of the Company in the future.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of June 25, 2005, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
(b) Remediation of material weakness.
As discussed in Item 9A. Controls and Procedures-Management’s Report on Internal Control over Financial Reporting in our Form 10-K, as of March 26, 2005, there was a material weakness in our internal control over financial reporting related to not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and

36 of 41

training in the application of GAAP commensurate with our financial reporting requirements. Specifically, we lacked sufficient finance and accounting staff with adequate depth and skill in the application of GAAP with respect to: (i) external financial reporting, specifically, the completeness and accuracy of footnote disclosures related to segment reporting, stock-based compensation, and income taxes, (ii) revenue recognition, specifically relating to the review of an evidence of an arrangement and the transfer of title and (iii) review procedures over the accounting for significant and unusual transactions and equity method investments. This material weakness also contributed to the individual material weakness in effective control over the existence and valuation of certain of our inventory and the related cost of goods sold accounts. Specifically, we did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine reserves for slow-moving and excess and obsolete inventory in accordance with GAAP.
During the last fiscal quarter, we took several steps towards remediation of the material weaknesses described above. Specifically, we implemented additional procedures over the tracking, physical verification and reconciliation of inventories held at third party locations, including the review of inventory related reserves. Subsequent to the 2005 fiscal year end, we also increased the number of consultants in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel, however, we experienced unexpected turnover in the accounting and finance department after the quarter ended June 25, 2005, specifically, the former chief financial officer was terminated, which resulted in the loss of knowledge and experience with regard to our accounting policies and procedures and increased the amount of time required to perform the control procedures and develop financial information necessary to prepare and make necessary filings with the Securities and Exchange Commission. As a result, while we believe we have taken steps towards remediating the material weakness relating to our inventory and the related cost of goods sold account, we have not secured sufficient finance and accounting staff with adequate depth and skill in the application of GAAP commensurate with our financial reporting requirements. Accordingly, we plan to increase our headcount in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel.
(c) Changes in internal control over financial reporting.
Other than the change discussed in (b) above, there were been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings.
In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. In February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeals in June 2000. In July 2000, the Court of Appeals remitted the question of whether the default judgment should be set aside to the lower Court to allow the parties to take depositions regarding the issue of service of process. In September 2003, Mr. Balla took the deposition of N. Damodar Reddy, and our Canadian counsel took the depositions of the plaintiff, Mr. Balla, as well as of some witnesses who had submitted affidavits on behalf of the plaintiff. In its July 2000 Order, the Court of Appeals also set aside the assessment of damages arising out of the default judgment. The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us. From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on Alliance, but also held that this did mean that service was “cured” for all purposes. Alliance has been granted leave to appeal this decision to the British Columbia Court of Appeal and this appeal is currently underway. That application is ongoing, and the court has not yet issued a ruling. On September 12, 2005, the British Columbia Supreme Court will hear Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment.

37 of 41

We believe the resolution of this matter will not have a material adverse effect on our financial condition or our results of operations.
On December 3, 2002, the Company and its then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that the Company terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that the Company’s termination of the Agreement was without cause and that the Company has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on the Company and its former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. No schedule for the arbitration proceedings has yet been set. At this stage, the Company cannot determine what, if any, effect resolution of this matter will have on its financial condition.
In July 2003, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including the Company). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including the Company) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated there under, and also alleges that certain defendants (including N. Damodar Reddy and the Company) have liability under Section 20(a) of the Exchange Act The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including the company, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal the United States Court of Appeals for the Second Circuit. The appeal will likely be decided in 2006. The Company continues to believe it has meritorious defenses, and intends to oppose vigorously plaintiffs’ appeal and, if necessary, defend against the claims asserted against it. At this stage of the litigation, the Company cannot determine what effect, if any, resolution of this matter will have on its financial condition.
On February 18, 2005, Kenneth Patrizio, one of our former employees of Alliance Semiconductor International Corp., filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related violations. The Company and Mr. Khan intend to vigorously defend the suit. As discovery has only recently commenced, it is impossible to predict whether the likelihood of an unfavorable outcome is probable or remote.
The Company is party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these or any of the above mentioned legal matters would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
In addition, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Management’s Discussion and analysis of Financial Condition and Results of Operations – Provision (Benefit) for Income Tax.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended June 30, 2005.

38 of 41

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

39 of 41

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
Item 6.
Exhibits
     (a) Exhibits:
31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated August 9, 2005

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 9, 2005

40 of 41

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
August 9, 2005	By:	/s/ N. Damodar Reddy
N. Damodar Reddy
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

41 of 41

Exhibit Index
      Exhibits:

31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated August 9, 2005
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 9, 2005