Form 10-Q
period 2005-09-24
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2005-11-23
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 1, 2005, there were 35,600,159 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended September 30, 2005

Part I — Financial Information

Item 1.	Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2005	2005

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,752	$2,397
Short-term investments	69,174	82,444
Accounts receivable, net	2,505	1,677
Inventory	6,564	7,320
Related party receivables	299	344
Other current assets	6,384	5,830

Total current assets	90,678	100,012
Property and equipment, net	3,552	4,316
Investment in Tower Semiconductor (excluding short-term portion)	7,957	8,780
Alliance Ventures and other investments	21,499	24,865
Deferred tax assets	13,608	19,736
Other assets	530	542
Intangible assets	674	1,290

Total assets	$138,498	$159,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,284	$5,275
Accrued liabilities	2,047	1,768
Income tax payable	34,945	34,855
Deferred income tax	13,608	19,736

Total current liabilities	56,884	61,634

Other liabilities	11	45

Total liabilities	56,895	61,679

Commitments and contingencies (Notes 9 and 12)
Minority interest in subsidiary companies	596	441

Stockholders’ equity:
Common stock	438	438
Additional paid-in capital	201,622	201,551
Treasury stock (8,155 shares at cost at September 30, 2005 and March 31, 2005, respectively)	(68,524)	(68,524)
Accumulated deficit	(62,709)	(43,712)
Accumulated other comprehensive income	10,180	7,668

Total stockholders’ equity	81,007	97,421

Total liabilities and stockholders’ equity	$138,498	$159,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
	(Unaudited)
Net revenue	$5,605	$5,535	$11,516	$12,671
Cost of revenue	5,650	8,476	10,938	16,036

Gross profit (loss)	(45)	(2,941)	578	(3,365)
Operating expense:
Research and development	3,884	5,116	8,661	9,856
Selling, general and administrative	3,671	3,268	7,177	6,531

Total operating expense	7,555	8,384	15,838	16,387

Loss from operations	(7,600)	(11,325)	(15,260)	(19,752)
Gain on investments	4,645	1,886	6,686	5,356
Writedown of marketable securities and venture investments	(400)	—	(400)	—
Equity in loss of investees	(3,640)	(3,817)	(8,095)	(7,458)
Other expense, net	(186)	(1,088)	(345)	(1,427)

Loss before income taxes and minority interest in consolidated subsidiaries	(7,181)	(14,344)	(17,414)	(23,281)
Provision (benefit) for income tax	739	(4,158)	1,428	(6,418)

Loss before minority interest in consolidated subsidiaries	(7,920)	(10,186)	(18,842)	(16,863)
Minority interest in consolidated subsidiaries	(192)	39	(155)	83

Net loss	$(8,112)	$(10,147)	$(18,997)	$(16,780)

Net loss per share:
Basic and Diluted	$(0.23)	$(0.29)	$(0.53)	$(0.47)

Weighted average number of common shares:
Basic and Diluted	35,582	35,353	35,575	35,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,997)	$(16,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,675	3,247
Minority interest in subsidiary companies, net of tax	155	(83)
Loss in investees accounted for under the equity method	8,095	7,458
Gain on investments	(5,891)	(5,356)
Proceeds of short term securities in conjunction with sale of an investee of Solar Venture Partners	(717)	—
Write-down of investments	400	—
Provision for income tax	1,284	—
Inventory write-down	—	7,615
Deferred income tax	—	(3,768)
Changes in assets and liabilities:
Accounts receivable	(828)	1,756
Inventory	756	(7,429)
Related party receivables	45	(65)
Other assets	(542)	950
Accounts payable	1,009	(822)
Accrued liabilities and other long-term obligations	245	(729)
Income tax payable	90	(2,740)

Net cash used in operating activities	(13,221)	(16,746)

Cash flows from investing activities:
Purchase of property and equipment	(295)	(363)
Proceeds from sale of available-for-sale securities	21,930	18,047
Purchase of Alliance Ventures and other investments	(5,338)	(4,789)
Disposition of Alliance Ventures and other investments	208	—

Net cash provided by investing activities	16,505	12,895

Cash flows from financing activities:
Net proceeds from exercise of stock options	71	655
Principal payments on lease obligations	—	(22)

Net cash provided by financing activities	71	633
Net decrease in cash and cash equivalents	3,355	(3,218)
Cash and cash equivalents at beginning of the period	2,397	6,107

Cash and cash equivalents at end of the period	$5,752	$2,889

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$53	$(40)

Cash paid for interest	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.	Basis of Presentation
      The accompanying unaudited consolidated financial statements of Alliance Semiconductor Corporation and its subsidiaries (the “Company,” “we,” “us,” “ours” or “Alliance”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to present fairly the consolidated financial position of us and our consolidated results of operations and cash flows. The year-end condensed consolidated balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 23, 2005.
      For purposes of presentation, we have indicated the first six months of the fiscal years 2006 and 2005 as ending on September 30; whereas, in fact, our fiscal quarters end on the Saturday nearest the end of September, or September 24, 2005 and September 25, 2004, respectively. Similarly, we have indicated the prior fiscal year ended on March 31, 2005; whereas, in fact, our fourth fiscal quarter of 2005 ended on March 25, 2005. The financial results for the second quarter of fiscal 2006 and 2005 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.
      The results of operations for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any future period and we make no representations related thereto.

Note 2.	Stock-Based Compensation
      At September 30, 2005, we had options outstanding under three stock-based compensation plans: The 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. We account for these plans using the intrinsic-value based method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement 123.” No stock-based compensation cost is reflected in our net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for awards granted under our 2002 Stock Option Plan, 1993 Director’s Stock Option Plan and 1996 Employee Stock Purchase Plan, our pro forma net

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
loss and pro forma net loss per share for the three and six months ended September 30, 2005 and September 30, 2004, would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss, as reported	$(8,112)	$(10,147)	$(18,997)	$(16,780)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(551)	(843)	(1,173)	(1,730)

Pro forma net loss:	$(8,663)	$(10,990)	$(20,170)	$(18,510)

Loss per share:
Basic and diluted — as reported	$(0.23)	$(0.29)	$(0.53)	$(0.47)

Basic and diluted — pro forma	$(0.24)	$(0.31)	$(0.57)	$(0.52)

Number of shares — as reported and pro forma	35,582	35,353	35,575	35,339

      The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the six months ended September 30, 2005 and September 30, 2004 was $1.54 and $3.77, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
      The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.9%	3.4%	3.8%	3.6%
Volatility	40.5%	59.0%	52.2%	53.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Note 3.	Balance Sheet Components

Short-term Investments
      Short-term investments include the following available-for-sale securities at September 30, 2005 and March 31, 2005 (in thousands):

	September 30, 2005			March 31, 2005

	Number of	Adjusted	Market	Number of	Adjusted	Market
	Shares	Cost Basis	Value	Shares	Cost Basis	Value

United Microelectronics Corp.	106,277	$48,622	$63,920	128,146	$64,661	$77,505
Citrix Systems, Inc.	31	718	727	—	—	—
Tower Semiconductor Ltd.	3,742	5,762	4,527	3,207	4,939	4,939

		$55,102	$69,174		$69,600	$82,444

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
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

Long-term Investments
      At September 30, 2005 and March 31, 2005, long-term investments were as follows (in thousands):

	September 30, 2005		March 31, 2005

	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis

Tower Semiconductor Ltd.	5,167	$7,957	5,701	$8,780
Alliance Ventures’ investments		20,307		23,256
Solar Venture Partners, LP’s investments		1,192		1,609

		$29,456		$33,645

Inventory
      At September 30, 2005 and March 31, 2005, inventory was as follows (in thousands):

	September 30,	March 31,
	2005	2005

Work in process	$2,373	$2,146
Finished goods	4,191	5,174

	$6,564	$7,320

Intangible Assets
      At September 30, 2005 and March 31, 2005, intangible assets were as follows (in thousands):

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

September 30, 2005
Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,671)	559
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,288)	115

	$10,080	$(9,406)	$674

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

March 31, 2005
Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,229)	1,001
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,114)	289

	$10,080	$(8,790)	$1,290

      The amortization of intangible assets was $177,000 and $929,000 for the three months ended September 30, 2005 and 2004, respectively. In addition, the amortization of intangible assets was $616,000 and $1.86 million for the six months ended September 30, 2005 and 2004, respectively. The estimated amortization of intangible assets is $296,000, $264,000 and $115,000 for the remainder of fiscal year 2006, and for the years ending March 31, 2007 and 2008, respectively.

Accumulated Other Comprehensive Income
      At September 30, 2005 and March 31, 2005, the accumulated other comprehensive income was as follows (in thousands):

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

September 30, 2005
United Microelectronics Corporation	$15,298	$(3,892)	$11,406
Citrix Systems, Inc.	9	—	9
Tower Semiconductor Ltd.	(1,235)	—	(1,235)

	$14,072	$(3,892)	$10,180

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

March 31, 2005
United Microelectronics Corporation	$12,844	$(5,176)	$7,668

Note 4.	Investment in United Microelectronics Corporation
      At September 30, 2005, we owned approximately 106.3 million shares of United Microelectronics Corporation (“UMC”) common stock representing approximately 0.5% of the issued and outstanding shares of UMC common stock. These shares include a 10.3% and 8.0% stock dividend of approximately 11.1 million and 12.1 million shares we received in August 2005 and September 2004, respectively. At March 31, 2005, we owned approximately 128.1 million shares of UMC common stock, representing approximately 0.8% of the issued and outstanding shares of UMC common stock.
      We account for our investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the second quarter of fiscal 2006, we sold 20 million shares of UMC common stock for proceeds of approximately $13.3 million and recorded a pre-tax, non-operating gain of approximately $3.9 million. In the first quarter of fiscal 2006, we sold 13 million shares of UMC common stock for proceeds of approximately

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
$8.6 million and recorded a pre-tax, non-operating gain of approximately $2.0 million . In the fiscal year ended March 31, 2005, we sold 45.4 million shares of UMC common stock for proceeds of approximately $31.8 million and recorded a pre-tax, non-operating gain of approximately $8.0 million.
      UMC’s common stock price has historically experienced periods of significant decreases and increases in market value. For example, in the second quarter of fiscal 2002 we wrote down approximately $250.9 million on our investment in UMC common stock as a result of a 52.0% decrease in the price of UMC shares between the end of our fiscal 2001 and the end of second quarter of fiscal 2002 due to deteriorating conditions in the semiconductor industry and the general economy after the events of September 11, 2001. At the time, we had no reason to believe that the value of our investment in UMC would recover in the foreseeable future and therefore determined that the investment was other than temporarily impaired and that we should record a write-down on our investment in UMC shares. The New Taiwan Dollar price of UMC common stock decreased by approximately 7.5%, during the quarter ended September 30, 2005 (adjusted for the impact of a 10.3% stock dividend) and increased by approximately 26.0% during the quarter ended June 30, 2005. Further, shares of UMC common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency. Given the market risk and currency risk for the UMC common stock held by us, our investment in UMC may not maintain its value.

Note 5.	Investment in Tower Semiconductor, Ltd.
      At September 30, 2005, we owned 8.9 million ordinary shares of Tower Semiconductor, Ltd. (“Tower”) of which 3.7 million were classified as short-term and accounted for as available-for-sale marketable securities in accordance with SFAS 115. We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:

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
      As of September 30, 2005, we held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Manufacturing Fabrication Unit 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will not occur until December 2007. We will also retain our option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006.
      In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower Semiconductor Ltd. pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments. The rights offering is expected to close in the quarter ending December 31, 2005.
      Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, during the quarter ended September 30, 2005 the price of Tower’s ordinary shares decreased by approximately 6.9% and for the fiscal year to date the price has decreased by approximately 21% and there can be no assurance that our investment in Tower shares and wafer credits will not decline further in value.
      N. Damodar Reddy, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, is a director of Tower.

Note 6.	Private Equity Investments

Alliance Venture Management, LLC
      In October 1999, we formed Alliance Venture Management, LLC (“Alliance Venture Management” or “AVM”), a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management does not directly invest in the investment funds with us, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.
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
      Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of ours and members of our senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
      Annually, pursuant to the terms of the partnership agreements, Alliance Venture Management earns the following percentages of the following total fund commitments for Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) (in thousands, except percentages):

	Management		Annual
	Fees	Total Fund	Management
	Percentage	Commitments	Fees

Alliance Ventures I	1.00%	$20,000	$200
Alliance Ventures II	1.00%	15,000	150
Alliance Ventures III	1.00%	100,000	1,000
Alliance Ventures IV	0.50%	40,000	200
Alliance Ventures V	0.50%	60,000	300

Total			$1,850

      Notwithstanding the foregoing, the Company and Alliance Venture Management have entered into a course of dealing whereby Alliance Venture Management has agreed to a reduced management fee each year, which for the past three years has been a fixed management fee totaling $875,000, which amount includes the salary of C.N. Reddy and partial salary of N. Damodar Reddy that are paid by the Company. We believe this course of dealing as well as various verbal discussions between the relevant parties has resulted in an amendment to the Alliance Ventures partnership agreements which effectively has reduced the amounts owed with respect to such agreements to an annual amount of no more than $875,000.
      Recently, Alliance Venture Management has taken a position that there was no such amendment to the partnership agreements and the management fees owed to it for past years as well as future periods were in fact slightly greater than the amounts that were originally specified in the partnership agreements. The Company does not believe there is any merit to this position, but it is possible that the Company could be liable for payment of a substantial amount with respect to past management fees to Alliance Venture Management, and could in the future owe substantially larger management fees than it currently believes will be owed. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004, fiscal 2005 or the first six months of fiscal 2006.
      In the six months ended September 30, 2005, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications market areas, invested $1.7 million in two companies. Alliance Ventures I, the focus of which is investing in emerging companies in the networking and communications markets, invested $290,000 in one company and, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications markets, invested $3.4 million in 6 companies. In the second quarter of fiscal 2006, we invested approximately $2.2 million in four Alliance Ventures investee companies which includes $400,000 invested in one Alliance Ventures III investee that was subsequently written down to $0. We do not intend to invest in any new companies through Alliance Ventures.
      In the second quarter and the first six months of fiscal 2005, we wrote down certain of our investments in Alliance Ventures and recognized a pretax, non-operating loss of $403,000. In the second quarter of fiscal 2006, we wrote down $400,000 in one Alliance Ventures III investee. The write-down for the first six months of fiscal 2006 and 2005 was $400,000 and $2.7 million, respectively. Also, several of the Alliance Venture investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in net losses of Alliance Ventures investee companies was approximately $3.6 million and $3.8 million for the second quarter of fiscal 2006 and 2005, respectively. We recorded a full valuation allowance on the deferred tax assets related to these equity losses due to the inability to forecast future liquidity events and the related realization of the tax benefits.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
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
Investment in Solar Venture Partners, LP
      Through September 30, 2005, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of September 30, 2005, we held approximately a 73% interest in Solar.
      Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the second quarter of fiscal 2006 and 2005, we recorded net losses in the equity of investees of approximately $77,000 and $207,000, respectively. During the quarter ended September 30, 2005, NetScaler Inc., one of Solar’s investee companies, was sold to Citrix Systems, Inc. for cash and stock. As a result of this transaction, we received approximately 31,000 unrestricted shares of Citrix Systems, Inc common stock and $412,000 in cash.
      Additionally, another one of Solar’s investee companies, JP Mobile, Inc., was sold in the quarter ended September 30, 2005. We did not receive any proceeds from this transaction.
      We incurred a gain of $895,000 from the sale of Netscaler, Inc. and a loss on the sale of JP Mobile, inc. of $100,000 in the quarter ended September 30, 2005. There were no write-downs of Solar Venture Partners investments in the second quarter or first six months of fiscal 2006 or in fiscal 2005.
      C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of our directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7.	Comprehensive Income (Loss)
      The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss	$(8,112)	$(10,147)	$(18,997)	$(16,780)
Unrealized gain (loss) on marketable securities	(14,809)	(14,500)	1,228	(42,599)
Deferred tax	(687)	5,843	(1,284)	17,166

Comprehensive income (loss)	$(23,608)	$(18,804)	$(19,053)	$(42,213)

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
      The computations for basic and diluted loss per share are presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss	$(8,112)	$(10,147)	$(18,997)	$(16,780)

Weighted average shares outstanding: Basic and diluted	35,582	35,353	35,575	35,339

Net loss per share: Basic and diluted	$(0.23)	$(0.29)	$(0.53)	$(0.47)

      The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted stock options outstanding	3,001	2,764	3,185	2,333

Note 9.	Commitments and Contingencies
      We apply the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which Alliance is a guarantor.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

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

Product Warranties
      We estimate our warranty costs based on historical warranty claim experience and apply this estimate to the revenue stream for products under warranty. Included in Alliance’s sales reserve are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to our sales reserve. The sales reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claims differs from estimates. Changes in the sales reserve for the three and six months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	September 30,

	2005	2004

Beginning Balance	$532	$1,290
Accruals for warranties issued during the period	215	—
Settlements on warranty claims made during the period	(215)	(58)

Ending balance	$532	$1,232

	Six Months Ended
	September 30,

	2005	2004

Beginning Balance	$948	$1,292
Accruals for warranties issued during the period	215	86
Settlements on warranty claims made during the period	(631)	(146)

Ending balance	$532	$1,232

Note 10.	Provision (Benefit) for Income Tax
      For the six months ended September 30, 2005 and 2004, we recorded an income tax expense of $1.4 million and a tax benefit of $6.4 million, respectively, on a pre-tax loss before minority interest in

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
consolidated subsidiaries. Generally, the statutory rate differs from the effective rate as a result of losses taken on non-operating investing activities.
      Separately, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Item 2, Management’s Discussion and analysis of Financial Condition and Results of Operations — Provision (Benefit) for Income Tax.

Note 11.	Recently Issued Accounting Standards
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 (“EITF Issue No. 03-1”) also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for our year ended March 31, 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.
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
      In December 2004, the FASB issued SFAS No. 123R “Share Based Payment,” (“SFAS 123R”) which will be effective for the first annual reporting period beginning after June 15, 2005, and is required to be adopted by Alliance in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of SFAS 123R. The impact of the adoption of SFAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Note 2 to these condensed consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight,

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. In the second quarter of fiscal 2006, the Company adopted SFAS 153. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
      In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company is evaluating the requirements of FIN 47 and does not expect the application of FIN 47 to have a material impact on its results of operations or financial position.

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
      The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us. From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on Alliance, but also held that this did mean that service was “cured” for all purposes. Alliance has been granted leave to appeal this decision to the British Columbia Court of Appeal and this appeal is currently underway. On September 12, 2005, the British Columbia Supreme Court heard Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment. On October 14, 2005 the British Columbia Supreme Court held that the plaintiffs had provided sufficient notice

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
of the action to Alliance prior to November 20, 1986 to constitute effective service. We have not yet decided whether to seek leave to appeal the ruling to the British Columbia Court of Appeal. We have brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter.
      We still have several defenses available to us should Mr. Balla seek to restore or rely on the default judgment or seek to amend the original claim and start the lawsuit anew. Because the previous damages assessment was made without our participation in the lawsuit, and has now been set aside, and because of the lack of specificity in the pleadings, and the outstanding issue of jurisdiction, we believe that it is difficult to assess whether the action will lead to any loss whatsoever or whether resolution of this matter will have a material adverse effect on our financial condition or our results of operations.
      On December 3, 2002, we and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that we terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that our termination of the Agreement was without cause and that we has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on us and our former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. On October 27, 2005 we settled this claim for $175,000 which is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.
      In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including us) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including us, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal the United States Court of Appeals for the Second Circuit. The appeal will likely be decided some time in 2006. We have reviewed a copy of the complaint, believe we have meritorious defenses, and intend to defend vigorously against the claims asserted against us. At this stage of the litigation, we cannot determine what effect, if any, resolution of this matter will have on our financial condition.
      On February 18, 2005, Kenneth Patrizio, one of our former employees filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related claims. On October 22, 2005 we settled this case and the settlement amount is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
      From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed above, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

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
      In the event the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.
      If we elect to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon us. They include, but not be limited to, a requirement that at least 40% of our board of directors not be “interested persons” of the Company as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation (which could be highly detrimental to us in view of the competitive circumstances in which we seek to attract and retain qualified employees); and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management, or AVM, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control us in entities in which we are also investing (which could require us to abandon or significantly restructure our management arrangements, particularly with respect to our investment activities). While we could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that we would deem practical. Additionally, we would be required to report our financial results in a different form from that currently used by us, which would have the effect of turning our Statement of Operations “upside down” by requiring that we report our investment income and the results of our investment activities, instead of our operations, as our primary sources of revenue.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
      If we elect to divest of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, we would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of our total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, we may choose to divest of assets that we consider strategically significant for the conduct of our operations or to acquire additional operating assets that would have a material effect on our operations. There can be no assurance that we could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in our issuing additional shares that may dilute the equity of our existing stockholders, and/or result in our incurring additional indebtedness, which could have a material impact on our balance sheet and results of operations. Were we to acquire any additional businesses, there would be the additional risk that our acquired and previously-existing businesses could be disrupted while we attempted to integrate the acquired business, as well as risks associated with our attempting to manage a new business with which we were not familiar. Any of the above risks could result in a material adverse effect on our results of operations and financial condition.
      In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies through AVM and taken certain additional actions.

Note 14.	Related Party Transactions
      N. Damodar Reddy, the Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer of Alliance, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provides the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $73,000 during first six months of fiscal year 2006 and $55,000 for the full year of fiscal year 2005. Mr. Reddy is not involved in the operations of Infobrain.
      As discussed in Note 6, Private Equity Investments, in October 1999, we formed Alliance Venture Management LLC, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management does not directly invest in the investment funds with us, but is entitled to receive (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was created to provide incentives to the individuals who participate in the management of the investment funds, which includes N. Damodar Reddy and C.N. Reddy.
      Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of Alliance and members of our senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.
      In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. Alliance, as the sole limited partner, owns 100% of the limited partnership interests in each partnership. Alliance Venture Management acts as the general partner of these partnerships and receives a management fee of 15% based upon realized investment gains from these partnerships for our managerial efforts.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
      At Alliance Venture Management’s inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively. Each year Alliance Venture Management earns certain management fees. See Note 6, Private Equity Investments-Alliance Venture Management, LLC for further discussions regarding AVM management fees. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004, fiscal 2005 or the first six months of fiscal 2006.
      We do not intend to invest in any new companies through Alliance Ventures.
      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C., and Galaxy Venture Partners III, L.L.C., which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. We acquired Chip Engines in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy according to the terms of the note.
      C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of our directors, officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.
      As of September 30, 2005 we had related party receivables of $295,000 comprised of loans to various employees, none of whom are officers, of approximately $95,000 and loans to two vendors in India of approximately $200,000.

Note 15.	Segment Reporting
      We report on two segments: Memory and Non-Memory. We operate in three operating units: Memory, Analog and Mixed Signal, and System Solutions. Operating units are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Beginning in the fourth quarter of fiscal 2005, our Analog and Mixed Signal and System Solutions operating units have been aggregated into one reportable segment — Non-Memory — due to commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
      We evaluate reportable segment financial performance based on the revenue, cost of revenue, operating expense and income (loss) from operations as follows (in thousands):

	Three Months Ended September 30, 2005

	Memory	Non-Memory	Unallocated	Total

Revenue	$2,395	$3,210	$—	$5,605
Cost of revenue	3,421	2,229	—	5,650

Gross profit (loss)	(1,026)	981	—	(45)
Research and development	407	3,477	—	3,884
Selling, general and administrative	940	2,626	105	3,671

Operating expense	1,347	6,103	105	7,555

Loss from operations	$(2,373)	$(5,122)	$(105)	$(7,600)

	Six Months Ended September 30, 2005

	Memory	Non-Memory	Unallocated	Total

Revenue	$4,527	$6,989	$—	$11,516
Cost of revenue	6,412	4,526	—	10,938

Gross profit (loss)	(1,885)	2,463	—	578
Research and development	955	7,706	—	8,661
Selling, general and administrative	1,813	5,123	241	7,177

Operating expense	2,768	12,829	241	15,838

Loss from operations	$(4,653)	$(10,366)	$(241)	$(15,260)

Net Revenue
      Net revenue by product line consisted of the following (in thousands, except percentage data):

	Three Months Ended September 30,

	2005		2004

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue

Memory segment:
SRAM	$2,387	43%	$2,445	44%
DRAM	8	0%	236	4%

Memory segment revenue	2,395	43%	2,681	48%
Non-memory segment:
Analog and Mixed Signal	2,335	42%	2,073	37%
System Solutions	875	16%	781	14%

Non-memory segment revenue	3,210	57%	2,854	52%
Other	—		—

Net revenue	$5,605	100%	$5,535	100%

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

	Six Months Ended September 30,

	2005		2004

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue

Memory segment:
SRAM	$4,480	39%	$5,692	45%
DRAM	47	0%	1,375	11%

Memory segment revenue	4,527	39%	7,067	56%
Non-memory segment:
Analog and Mixed Signal	4,914	43%	3,976	31%
System Solutions	2,075	18%	1,628	13%

Non-memory segment revenue	6,989	61%	5,604	44%
Other	—		—

Net revenue	$11,516	100%	$12,671	100%

      Net revenue by geographic location, which is based on the customer’s ship to country location, was as follows (in thousands):

	Three Months Ended
	September 30,

	2005	2004(1)

US	$1,366	$1,670
Canada and Central America	207	97
Taiwan	1,075	780
Japan	669	530
Hong Kong	619	967
Asia (excluding Taiwan, Japan and Hong Kong)	1,028	646
United Kingdom	250	453
Europe (excluding United Kingdom)	354	369
Rest of world	37	23

Net revenue	$5,605	$5,535

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

	Six Months Ended
	September 30,

	2005	2004(1)

US	$2,940	$3,760
Canada and Central America	382	262
Taiwan	2,357	1,570
Japan	1,283	1,208
Hong Kong	1,489	2,152
Asia (excluding Taiwan, Japan and Hong Kong)	1,793	1,561
United Kingdom	450	1,222
Europe (excluding United Kingdom)	697	868
Rest of world	125	68

Net revenue	$11,516	$12,671

(1)	For the quarter and the six months ended September 30, 2004, the geographic revenue is presented based on ship-to country of customer to be consistent with September 30, 2005 presentation.

Note 16.	Subsequent Events
      On October 17, 2005, the Company and members of its incumbent board and its new board entered into a settlement (the “Settlement Agreement”) of a proxy contest between the Company’s incumbent board and affiliates of Bryant R. Riley and B. Riley & Co., Inc. (together “Riley & Co.”). Pursuant to the Settlement Agreement, Alliance’s board of directors and board committees were reconstituted such that the board was expanded from five to seven members to include five nominees of Riley & Co. and each of the board committees would include two nominees of Riley & Co. Additionally, under the Settlement Agreement the Company agreed to reimburse B. Riley & Co., Inc., which is controlled by Bryant R. Riley, for up to $450,000 of its actual out-of-pocket costs actually incurred (such as printers, proxy solicitor fees and expenses, California and Delaware counsel and actual out-of-pocket expense for telephone, courier and travel) directly related to its campaign to elect at the previously scheduled October 20, 2005 stockholder meeting the nominees described in its proxy statement filed with the Securities and Exchange Commission on September 19, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. These statements relate to products, trends, liquidity and markets. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value of securities we own, selling prices of our products and our ability to increase sales of our analog and mixed signal and system solutions products and those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 23, 2005.
OVERVIEW

Business Overview
      Alliance Semiconductor Corporation is a worldwide provider of analog and mixed signal, high-performance memory and connectivity and networking solutions products for the communications, computing, embedded, industrial and consumer markets. Utilizing advanced process technologies and design expertise, we provide leading original equipment manufacturers (“OEMs”) with a broad portfolio of complementary technologies including Analog and Mixed Signal products, chip-to-chip connectivity products, networking controllers and high-performance memory products. Our products are designed to address the needs of system developers by leveraging our proprietary advances in Electromagnetic Interference (“EMI”) reduction, power management and timing technology, HyperTransporttm I/ O connectivity and specialized memory solutions for next-generation applications.
      We operate in two reportable segments, Memory segment and Non-Memory segment. Our Memory segment primarily designs, manufactures and sells Static Random Access Memory (“SRAM”) and Dynamic Random Access Memory (“DRAM”) devices. SRAM and DRAM sales, which are characterized by intense pricing pressure and declining margins, have traditionally comprised the majority of our revenue. However, in the second quarter of fiscal 2006, the Memory segment contributed approximately 43% of net revenue. We expect revenue from DRAM products, which are being phased out, to comprise a negligible portion of overall revenue in fiscal 2006 compared to fiscal 2005, as well as on a quarter-to-quarter basis. DRAM revenue in the six months ended September 30, 2005 was $47,000 and we expect our DRAM revenue to eventually decline to $0.
      Our Non-Memory segment aggregates two operating units, the Analog and Mixed Signal business unit and the System Solutions business unit. Our Analog and Mixed Signal business unit designs, manufactures and sells products designed to provide analog and mixed signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog and Mixed Signal business unit has traditionally accounted for a small, but growing portion of net revenue. In the second quarter of fiscal 2006, net revenue from Analog and Mixed Signal products comprised approximately 42% of our net revenue compared to 37% in the same quarter of fiscal 2005. Our System Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage and server markets. Our System Solutions business unit has traditionally accounted for a small portion of our revenue. In the second quarter of fiscal 2006 net revenue from System Solutions products comprised approximately 16% of net revenue compared to 14% in the same quarter of fiscal 2005.
      As a fabless semiconductor company, we rely on third parties to manufacture, assemble and test our products. Our agreements with third party foundries do not include any “take or pay” provisions. As a result of our dependence on third-party wafer foundries, principally Chartered Semiconductor Manufacturing and Tower Semiconductor Ltd., our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer. In the past, we have experienced constraints in the supply of wafers from certain of our foundries. We may continue to experience such constraints in the future which may have a material adverse effect on our revenue and operating results. In addition, we must order products and build inventory substantially in advance of product shipments and there is a risk that we will forecast incorrectly and produce excess or insufficient inventories of particular products due to volatile product demand and rapid technological and price change. This inventory risk is heightened because certain of our customers place orders with short lead times. We recorded a pretax, operating charge of $0.3 million to reserve for certain excess and obsolete memory product inventory during the second quarter of fiscal 2006.
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
      International net revenue, principally from customers in Asia and Europe, constituted approximately 71% of our net revenue in the second quarter of fiscal 2006. All of our foundries and a majority of our assembly and test subcontractors are located abroad, and we have substantial operations in India. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability.
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

Recent Developments
      On October 17, 2005, the Company and members of its incumbent board and its new board entered into a settlement of a proxy contest between the Company’s incumbent board and affiliates of Bryant R. Riley and B. Riley & Co., Inc. (together “Riley & Co.”) involving a controversy over issues of corporate policy and the appropriate business plan for the Company. Pursuant to the Settlement Agreement, while the seven-member board is composed of directors who have voiced differing policy positions during the proxy contest, the new

Board includes five directors nominated by Riley & Co. Each of the board committees also consists of two directors nominated by Riley & Co.
      During the proxy contest, the incumbent board had engaged Needham & Company as the Company’s financial advisor to evaluate the viability of the Company’s business and its operations and to implement a sale or separation transaction involving the sale of some or all of the Company’s assets, including its investment portfolio, if the board of directors had concluded that to be in the best interest of the Company and its stockholders. The incumbent board subsequently proposed to 1) extract value from the Company’s interests in Alliance Venture Management, or AVM, and 2) continue the Company’s semiconductor operations with financial discipline, while Riley & Co. stated that it would 1) manage the AVM portfolio and monetize it to maximize stockholder value and 2) evaluate the Company operating business and if it deemed the operating business viable, it would strengthen the management team to run the operating business.
      Since assuming office on October 31, 2005, the Company’s newly constituted Board of Directors has been thoroughly evaluating Alliance’s businesses and operations. Specifically, the Board is evaluating all aspects of the Company’s operating businesses. In addition, the Board is reviewing the Company’s holdings under AVM to determine the most appropriate way to maximize stockholder value. The Company has retained Needham & Company to explore potential transactions on behalf of Alliance.

Liquidity Overview
      During the first six months of fiscal 2006 we used cash of $13.2 million in operating activities, investment in Alliance Ventures and other investments, and purchase of property and equipment. During that period we sold 33.0 million shares of UMC common stock for proceeds of $21.9 million. Sales of UMC common stock have been, and are expected to continue to be, our main source of liquidity in the near term. There are no restrictions on our ability to sell our shares of UMC common stock and we intend to liquidate our holdings in UMC by December 31, 2005.
      The value of our short-term investments in marketable securities decreased in the first six months of fiscal 2006, principally attributed to the sale of 33.0 million UMC shares, a decrease in the price of Tower shares, partially offset by an increase in the value of UMC stock (which reflects a stock dividend of 10.3% in the second quarter of fiscal year 2006 ). Our holding in Tower has declined substantially in value in recent quarters. We have a limited ability to sell these securities and they may continue to decline in value in the future. UMC common stock shares are not traded in the United States and are subject to many of the same risks as foreign currency in addition to the risks of a company subject to the fluctuations of the semiconductor industry. The New Taiwan Dollar price of UMC common stock decreased by approximately 7.5% during quarter ended September 30, 2005 after an adjustment reflecting a 10.3% stock dividend. During the quarter ended June 30, 2005 the Taiwan Dollar price of UMC common stock increased by approximately 26%. We have experienced declines in value in both our UMC and our Tower holdings in the past. Future decreases in the value of our holdings in UMC and Tower may require us to liquidate our holdings faster than we anticipate and result in less cash available for our continued operations.
      Additionally, we are currently the subject of an audit by the Internal Revenue Service (“IRS”) with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed; however, we believe that it is too early to determine the impact on us of the resolution of this audit.
      We believe that our current cash, cash equivalents, and short-term investments will be sufficient to fund our needs for at least the next twelve months. However, our business has used cash over the last several years. In order to finance general corporate needs, as well as strategic transactions and investments in research and development, we may rely on the debt and equity markets to provide liquidity. In the past several years, we have relied on our short-term investments to provide liquidity, as the Board evaluates the Company’s operations and business, it may change the Company’s strategy going forward. Additionally, in the past, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance may impact our ability to raise capital. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our long-term cash needs.
Results of Operations
      The percentage of net revenue represented by certain line items in our condensed consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenue	100%	100%	100%	100%
Cost of revenue	101%	153%	95%	127%

Gross profit (loss)	(1)%	(53)%	5%	(27)%
Operating expense:
Research and development	69%	92%	75%	78%
Selling, general and administrative	65%	59%	62%	52%

Total operating expense	134%	151%	138%	129%
Loss from operations	(136)%	(205)%	(133)%	(156)%
Gain on investments	83%	34%	58%	42%
Equity in loss of investees	(65)%	(69)%	(70)%	(59)%
Other expense, net	(3)%	(20)%	(3)%	(11)%

Loss before income taxes and minority interest in consolidated subsidiaries	(128)%	(259)%	(151)%	(184)%
Provision (benefit) for income tax	13%	(75)%	12%	(51)%

Loss before minority interest in consolidated	(141)%	(184)%	(164)%	(133)%
Minority interest in consolidated subsidiaries	(3)%	1%	(1)%	1%

Net loss	(145)%	(183)%	(165)%	(132)%

Net Revenue
      Net revenue by segment and product line consisted of the following (in thousands, except percentage data):

	Three Months Ended September 30,

					September 30,
	2005		2004		2005 vs 2004

		% of Net		% of Net	Percentage
	Amount	Revenue	Amount	Revenue	Change

Memory segment:
SRAM	$2,387	43%	$2,445	44%	(2)%
DRAM	8	0%	236	4%	(97)%

Memory segment revenue	2,395	43%	2,681	48%	(11)%
Non-memory segment:
Analog and Mixed Signal	2,335	42%	2,073	37%	13%
System Solutions	875	16%	781	14%	12%

Non-memory segment revenue	3,210	57%	2,854	52%	12%

Net revenue	$5,605	100%	$5,535	100%	1%

	Six Months Ended September 30,

					September 30,
	2005		2004		2005 vs 2004

		% of Net		% of Net	Percentage
	Amount	Revenue	Amount	Revenue	Change

Memory segment:
SRAM	$4,480	39%	$5,692	45%	(21)%
DRAM	47	0%	1,375	11%	(97)%

Memory segment revenue	4,527	39%	7,067	56%	(36)%
Non-memory segment:
Analog and Mixed Signal	4,914	43%	3,976	31%	24%
System Solutions	2,075	18%	1,628	13%	27%

Non-memory segment revenue	6,989	61%	5,604	44%	25%

Net revenue	$11,516	100%	$12,671	100%	(9)%

      Our net revenue for the second quarter of fiscal 2006 was $5.6 million, a increase of 1% compared to the same quarter of fiscal 2005. This increase in net revenue was due to a $0.4 million increase from the Non-memory segment offset by a $0.3 million decrease in the Memory segment.
      Our SRAM revenue for the second quarter of fiscal 2006 was approximately $2.4 million, or approximately 43% of net revenue, compared to approximately $2.4 million, or approximately 44% of net revenue, in the second quarter of fiscal 2005. This represents a decrease of approximately $0.1 million, or 2%, from the second quarter of fiscal 2005, and resulted from a 4% increase in unit sales combined with a 6% decrease in average selling prices (“ASPs”). During the second quarter of fiscal 2006, our megabits shipped increased by 10%, compared to the second quarter of fiscal 2005, while our ASP per megabit decreased by 6%. Our DRAM revenue for the second quarter of fiscal 2006 was $8,000, compared to $236,000, or approximately 4% of net revenue, in the second quarter of fiscal 2005. Currently DRAM product revenue is derived solely from supplying legacy DRAM inventories to existing customers. We expect revenue from DRAM products, which are being phased out, to eventually decline to $0.
      Our Analog and Mixed Signal revenue for the second quarter of fiscal 2006 was $2.3 million, or approximately 42% of net revenue, compared to $2.1 million, or approximately 37% of net revenue in the second quarter of fiscal 2005. This represents an increase of approximately $0.3 million in net revenue from the second quarter of fiscal 2005 and resulted from a 7% increase in unit sales combined with a 5% increase in ASPs. Unit volumes in this business unit tend to be greater than our other business units as the product lines generate relatively larger unit volumes at relatively lower ASPs.
      Our System Solutions revenue for the second quarter of fiscal 2006 was $0.9 million, or approximately 16% of net revenue, compared to $0.8 million, or approximately 14% of net revenue, for the second quarter of fiscal 2005. This represents an increase of approximately $0.1 million in net revenue from the second quarter of fiscal 2005 and resulted from a 32% increase in unit sales offset by a 15% decrease in ASPs.
      International net revenue in the second quarter of fiscal 2006 was $4.2 million, or approximately 76% of net revenue. This was a increase of approximately 6% from the same quarter in fiscal 2005. International net revenue is derived mainly from customers in Asia and Europe. Net revenue from Asia accounted for approximately 60% and Europe accounted for 11% of net revenue during the second quarter of fiscal 2006 compared to 53% and 15%, respectively, in the second quarter of fiscal 2005. Our Analog and Mixed Signal revenue comprised a larger percentage of net revenue in fiscal 2006, compared to fiscal 2005 with a large portion of the revenue attributed to products shipped to Taiwan and the rest of the Asia region.
      For the second quarter of fiscal 2006, we had two greater than 10% customers who, combined, accounted for approximately 26% of our net revenue. For the second quarter of fiscal 2005, our largest customer accounted for approximately 11% of our net revenue.
      Net revenue to the non-PC portion of the market was approximately $3.9 million, or 70% of net revenue, for the second quarter of fiscal 2006 compared to $4.1 million, or 73% of net revenue for the second quarter of fiscal 2005. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics. The remainder of our net revenue is derived from applications in the PC market.
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

Gross Profit (Loss)
      Gross loss for the second quarter of fiscal 2006 was $45,000, or approximately 1% of net revenue, compared to a gross loss of $2.9 million, or approximately 53% of net revenue, for the second quarter of fiscal 2005. Our gross profit for the first six months of fiscal 2006 was $578,000 or 5% of the total net revenues compared to a gross loss of $3.4 million, or 27% of net revenues for the same period of fiscal 2005. The increase in gross profit is due in part to a change in product mix and increased volume in higher margin, Non-memory products in addition to the sale of certain memory inventory that had previously been reserved. During the second quarter of fiscal 2006 gross profits were benefited by $0.3 million through the sale of partially reserved inventory, offset by additional inventory reserves taken during the quarter. During the same quarter of fiscal 2005, we sold memory product inventory which had previously been written down by $3.7 million. We may continue to experience write-downs of inventory and from time to time benefits to our gross profit due to sale of previously written-down inventory.

      Gross profit (loss) by reportable segments was as follows (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	September 30,		September 30,	September 30,		September 30,
			2005 vs 2004			2005 vs 2004
	2005	2004		2005	2004
			Percentage			Percentage
	Amount	Amount	Change	Amount	Amount	Change

Memory	$(1,026)	$(3,849)	73%	$(1,885)	$(5,352)	65%
Non-memory	981	908	8%	2,463	1,987	24%

Total Gross profit (loss)	$(45)	$(2,941)	n/m	$578	$(3,365)	n/m

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

Research and Development
      Research and development expense consists primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, intangible amortization, wafer masks and tooling costs, and test wafers. Research and development expense was $3.9 million, or approximately 69% of net revenue, for the second quarter of fiscal 2006. This compares to $5.1 million, or approximately 92% of net revenue, for the same quarter of fiscal 2005. Research and development expenses were $8.7 million, or 75% of net revenue, for the first six months of fiscal 2006 compared to $9.9 million, or 78% of net revenue, for the same period of fiscal 2005. Lower research and development expenses in the second quarter of 2006 compared to the second quarter of fiscal 2005 reflect expense reductions in outside services, machine and tooling and amortization of technology licenses.
      Research and development expense by reportable segments was as follows (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	September 30,		September 30,	September 30,		September 30,
			2005 vs 2004			2005 vs 2004
	2005	2004		2005	2004
			Percentage			Percentage
	Amount	Amount	Change	Amount	Amount	Change

Memory	$407	$935	(56)%	$955	$2,002	(52)%
Non-memory	3,477	4,181	(17)%	7,706	7,854	(2)%

Total research and development	$3,884	$5,116	(24)%	$8,661	$9,856	(12)%

      We believe that investments in research and development are necessary to remain competitive in the marketplace. As indicated by segment allocation in second quarter fiscal 2006 and 2005, we devoted a greater proportion of the research and development resources to the value-added products of our Non-memory segment. Additionally, research and development expense may increase in absolute dollars in future periods due to an increase in research and development personnel, an increase in mask costs associated with releasing newly developed products to production, and to the extent that we acquire new technologies to diversify our existing product bases.

Selling, General and Administrative
      Selling, general and administrative expense include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.

      Selling, general and administrative expense for the second quarter of fiscal 2006 were $3.7 million, or 65% of net revenue, as compared to $3.3 million, or 59% of net revenue, in the second quarter of fiscal 2005. Selling, general and administrative expenses were $7.2 million, or 62% of net revenue, for the first six months of fiscal 2006 compared to $6.5 million, or 52% of net revenue, for the same period of fiscal 2005. Included in the Selling General and Administrative expenses for the second quarter of fiscal year 2006 are the legal settlement expenses as further discussed in Part II, Item 1, “Legal Proceedings,” and other costs associated with the proxy contest.
      Selling, general and administrative expense by reportable segments was as follows (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	September 30,		September 30,	September 30,		September 30,
			2005 vs 2004			2005 vs 2004
	2005	2004		2005	2004
			Percentage			Percentage
	Amount	Amount	Change	Amount	Amount	Change

Memory	$940	$1,092	(14)%	$1,813	$2,142	(15)%
Non-memory	2,626	2,094	25%	5,123	4,185	22%
Unallocated	105	82	28%	241	204	18%

Total selling, general and administrative	$3,671	$3,268	12%	$7,177	$6,531	10%

      As indicated by the segment allocation, we have been incurring greater selling general and administrative expenses in our Non-memory segment as Analog and Mixed Signal and System Solutions products are newer products and it requires more resources to sell and support these products. Additionally, selling, general and administrative expenses may increase in absolute dollars, and may also fluctuate as a percentage of net revenue in the future primarily as a result of employee costs, commission expense, legal fees associated with defending certain lawsuits, and administrative costs related to complying with the requirements of recent corporate governance reforms.

Gain on Investments
      During the first six months of fiscal year 2006, we recorded a gain of $6.7 million principally due to the sale of 33 million common shares of UMC. $0.9 million of the gain, offset by a $0.1 million loss was attributed to the sale of two Solar investee companies. We recorded a gain in the first six months of fiscal year 2005 of $5.3 million on the sale of 23.4 million common shares of UMC.

Equity in Loss of Investees
      Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to their ability to exercise their influence on the operations of investees resulting primarily from ownership interest and/or board representation. Our proportionate share in the net losses of the equity investees of these venture funds was approximately $8.1 million for the first six months of fiscal 2006. This compares to a loss of approximately $7.5 million for the first six months of fiscal 2005. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that it will incur additional losses in future periods.

Other Expense, Net
      Other expense, net represents interest income from short-term investments, foreign withholding tax, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first six months of fiscal 2006, other expense, net was approximately $345,000 compared to other expense net of approximately $1.4 million in the first six months of fiscal 2005. The decrease in other expense, net, as compared to the second quarter of fiscal 2005 is due to a cash dividend from UMC in the second quarter of fiscal year 2006, along with a decrease in foreign withholding tax expense and other expenses.

Provision (Benefit) for Income Tax
      For the first six months of 2006 and 2005, we recorded income tax expense of $1.4 million and income tax benefit of $6.4 million, respectively. This results in a negative effective tax rate for the first six months of 2006 of 8.5% and an effective tax rate for the first six months of 2005 of 27.6%. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized. In January 2004 and April 2003 we received tax refunds from the IRS totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000. In December 2003 the IRS began an audit of the tax years ended March 31, 1999 through March 31, 2002. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect the resolution of this matter will have on our financial condition, including our liquidity.

Factors That May Affect Future Results
      In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of Alliance Semiconductor.

We may change our existing business plan.
      On October 17, 2005, the Company and members of its incumbent board and its new board entered into a settlement of a proxy contest between the Company’s incumbent board and affiliates of Bryant R. Riley and B. Riley & Co., Inc. (together “Riley & Co.”) involving a controversy over issues of corporate policy and the appropriate business plan for the Company. Pursuant to the Settlement Agreement, while the current new seven-member board is composed of directors who have voiced differing policy positions during the proxy contest, the new Board includes five directors nominated by Riley & Co. Each of the board committees also consists of two directors nominated by Riley & Co.
      During the proxy contest, the Company engaged Needham & Company as its financial advisor to evaluate the viability of the Company’s business and its operations and to implement a sale or separation transaction involving the sale of some or all of the Company’s assets, including its investment portfolio, if the board of directors had concluded that to be in the best interest of the Company and its stockholders. The incumbent board subsequently proposed to 1) extract value from the Company’s interests in Alliance Venture Management, or AVM, and 2) continue the Company’s semiconductor operations with financial discipline, while Riley & Co. stated that it would 1) manage the AVM portfolio and monetize it to maximize stockholder value and 2) evaluate the Company operating business and if it deemed the operating business viable, it would strengthen the management team to run the operating business.
      Since assuming office on October 31, 2005, the Company’s newly constituted Board of Directors has been thoroughly evaluating Alliance’s businesses and operations. Specifically, the Board is evaluating all aspects of the Company’s operating businesses. In addition, the Board is reviewing the Company’s holdings under AVM to determine the most appropriate way to maximize stockholder value. The Company has retained Needham & Company to explore potential transactions on behalf of Alliance. The Board has yet to determine whether any such transactions would be the best interest of the Company and its stockholders. In the event the board determines that to be in the best interest of the Company and its stockholders, the Board may decide to continue to manage AVM’s current portfolio. Separately, in the event the board of directors determines that the operating business would not be viable in the long run, the board may decide to sell off a portion or all of the Company’s semiconductor operating business.
      During the proxy contest, some employees and customers expressed concerns over uncertainties related to potential changes in the Company’s strategies. Consequently, in the recent months, the Company has experienced certain employee departures and declines in customer orders. In the event employees and customers perceive the Board’s current evaluation as further evidence of uncertainties related to the Company’s strategies, the Company may experience additional employee departures and declines in customer orders, which may exacerbate the conditions, in part based on which the Board will determine the future of the Company’s semiconductor operating business.

We may have difficulties meeting our cash needs.
      We believe that our current cash, cash equivalents, and short-term investments will be sufficient to fund our needs for at least the next twelve months, based on the Company’s current projections. We had announced in September 2005 that we planned to liquidate our holdings in United Microelectronics Corp. (“UMC”) during the fourth quarter of calendar year 2005 and use a portion of proceeds from such liquidation to achieve a return of value to our stockholders by way of an issuer tender offer in the fourth quarter of calendar year 2005. We have noted that subsequent to the end of the quarter ended September 30, 2005, UMC stock has declined in value and may continued to decline in value in the future. If UMC stock price continues to decline in value, the proceeds realized from such liquidation may be less than originally anticipated. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For the years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed. We believe that it is too early to determine the impact of the resolution of this audit and the magnitude of any disallowance; however, a substantial portion of these refunds may be disallowed. However, if our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs.

The majority of our assets consist of securities that we may have a limited ability to sell and which have experienced significant declines in value.
      We have held, and continue to hold, significant investments in securities of other companies. These assets may experience declines in value as a result of factors beyond our control, which may adversely affect our operating results and financial condition. Our investment in UMC, a publicly traded company in Taiwan, represents a substantial portion of our assets. UMC common stock has been subject to significant fluctuations in value. For example, the New Taiwan Dollar price of UMC common stock decreased by approximately 7.5% during quarter ended September 30, 2005 and increased by approximately 26% during the quarter ended June 30, 2005. In September 2005 we announced that we had commenced an orderly liquidation of our UMC shares, the sale of which is expected to be completed in the fourth quarter of calendar year 2005. Subsequent to the end of the quarter ended September 30, 2005, UMC stock has declined in value and may continue to decline in value in the future. If UMC stock price continues to decline in value, the proceeds realized from such liquidation may be less than originally anticipated. UMC shares of common stock are not tradable in the United States and are subject to many of the same risks associated with foreign currency.
      In September 2005 the Company’s Board of Directors announced that during the current tax year the Company expects to sell a sufficient number of high-tax-basis Tower ordinary shares to offset capital gains resulting from the sales of the UMC shares. Contractual restrictions also limit our ability to transfer approximately 70% of our investment in Tower ordinary shares until January 2006, and we are subject to blackout windows on our ability to sell other shares. Tower’s ordinary share price has been subject to significant fluctuations in value. For example, during fiscal 2005, the price of Tower’s ordinary shares decreased by approximately 78% and during the quarter ended September 30, 2005, Tower ordinary shares declined in value by 7%. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition.
      Further, through Alliance Venture Management’s investment funds and Solar Venture Partners, we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments decrease in value or fail. During the past several years, many of our investments in securities experienced significant declines in market value. For example, during fiscal 2005, we wrote down one of our AVM investments and one of our Solar investments and recognized pretax, non-operating losses of approximately $2.7 million and $473,000, respectively. In fiscal

2004, we wrote down nine of our AVM investments and two of our Solar investments and recognized pretax, non-operating losses of approximately $5.8 million. Further, we wrote down several of our AVM and Solar investments recognizing pretax, non-operating losses of approximately $24.8 million for fiscal 2003. Our investment in these securities may decline in value. Declines in our investments can have a material, adverse effect on our operating results and financial condition. Additionally, recently, AVM has taken a position that the management fees owed to it for past years as well as future periods were in fact slightly greater than the amounts that were originally specified in the partnership agreements. While we do not believe there is any merit to this position, it is possible that we could be liable for payment of a substantial amount with respect to past and future management fees to AVM which can have a material, adverse effect on our operating results and financial condition.

Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.
      In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Investment Company Act of 1940 confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased acquiring interests in any new companies through AVM and taken certain additional actions; nonetheless, we have no assurance that the SEC will grant us an exemption under the Act. In the event we are required to register as a closed-end investment company under the Act, or divest ourselves of sufficient investment securities and/or acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, our results of operations and financial condition may be materially, adversely affected.

Changes in senior management may affect our business, particularly in the short term.
      We depend to a large extent on the continued contributions of our founder, N. Damodar Reddy, the Chairman of the Board, our Chief Executive Officer, President and Interim Chief Financial Officer. Pursuant to the Settlement Agreement, the Company will separate the offices of Chairman and Chief Executive Officer. Changes of this nature can create a level of uncertainty and potential disruption to relationships with customers, prospective customers, employees and business partners, particularly in the short term and such change could have an adverse effect on our business, financial condition and results of operations.

We may be unable to hire, attract and retain key personnel who are critical to the success of our business.
      During the first six months of fiscal 2006, a number of officers and operational personnel have departed the Company. Due in part to the uncertainties associated with the recent proxy contest and the change in the board of directors, it has been difficult to hire qualified personnel for certain positions and we may continue to experience turnover in the Accounting and Finance Department. It is possible that this turnover in staff will have a material impact on our business.
      Since the beginning of calendar 2005, we have replaced our Chief Financial Officer twice. Although N. Damodar Reddy has been appointed interim Chief Financial Officer, and we have engaged interim financial expertise to assist Mr. Reddy, we do not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements. In fiscal 2005, we lacked sufficient finance and accounting staff with adequate depth and skill in the application of GAAP with respect to: (i) external financial reporting, specifically the completeness and accuracy of footnote disclosures related to segment reporting, stock based compensation, and income taxes, and (ii) revenue recognition, specifically relating to the review of an evidence of an arrangement and the transfer of title and (iii) review procedures over the accounting for significant and unusual transactions and equity method investments. This control deficiency resulted in audit adjustments to revenue, cost of sales, and financial statement disclosures related to segment reporting, stock based compensation, and income taxes which were reflected in the financial statements for the year ended March 26, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that could not be prevented or detected. This material weakness also contributed to the following individual material weakness as of March 26, 2005: We did not maintain effective control over the existence and valuation of certain of our inventory and the related cost of goods sold accounts. Specifically, we did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine reserves for slow-moving and excess and obsolete inventory in accordance with generally accepted accounting principles. These control deficiencies resulted in an audit adjustment to inventory and cost of goods sold for the year ended March 26, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that could not be prevented or detected.
      In October 2005 our Vice President of Sales left the Company to pursue other opportunities, additionally, the number of employees resigning from the Company increased in recent months. The Company believes that the reasons for some of these departures are related to uncertainties caused by the proxy contest. In the event that the recent settlement of the proxy contest and the management do not provide sufficient stability and assurance to the Company’s employees, the Company may continue to experience difficulties in retaining qualified personnel to execute its business plans.
      Our future success depends on our ability to attract and retain qualified technical, management, and finance personnel for which competition is intense globally. The loss of design personnel could delay product development cycles or otherwise have a material adverse effect on our operating business. Additionally, limited human resources and untimely turnovers in the operational staff may result in difficulties in implementing our policies and procedures including those related to our internal controls. We are not insured against the loss of any of our key employees, and we cannot assure the successful recruitment of new and replacement personnel.
      Failure to maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our business, operating results, stock price and the listing and the registration of our stock.
      As of the end of the fiscal year ended March 26, 2005, our management evaluated and concluded that our internal control over financial reporting was not effective, and our independent registered public accounting firm issued an adverse opinion on our internal control over financial reporting, although we have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. Since the fiscal year ended March 26, 2005, we have taken several steps towards remediation of these material weaknesses. Nonetheless, partially due to the continued turnover during the quarter ended September 24, 2005 and lack of adequate internal staff in the accounting and finance department, we continued to incur a loss of knowledge and experience with regard to our accounting policies and procedures that resulted in our delinquent filing of the Quarterly Report on Form 10-Q for the period ended September 24, 2005.
      We may continue to experience turnover in the accounting and finance department and there is no assurance that we will be able to remediate these weaknesses in our controls and procedures. Even if we were able to do so in the future, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our results of operations. Separately, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis, or we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. Further, effectiveness of our internal controls over financial reporting also depends on our ability to properly access and maintain an effective internal control environment over all our consolidated entities, including AVM, Solar and others. If we fail to maintain the adequacy of our internal control over financial reporting and disclosure controls and procedures, as such standards are modified, supplemented or amended from time to time, our management may continue to conclude that we do not have effective internal control over financial reporting and disclosure controls and procedures.
      In the future, if we continue to have material weaknesses in our internal control over financial reporting, they could result in a material misstatement in future financial statements, and we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, we may continue to experience weaknesses in our disclosure controls and procedure and continue to be delinquent with our SEC periodic filing requirements. Such delays in SEC filings has caused us to not be in compliance with NASDAQ’s continued listing requirements and if we are not able to regain compliance in a timely manner, we will be subject to NASDAQ delisting. Such delays in filing could also cause the SEC to revoke the registration of our securities under Section 12(j) of the Securities Exchange Act of 1934.

We face risks related to our concentrated customer base and sale cycles of our products.
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
      Like many semiconductor companies, which operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Although we have developed and sold Analog and Mixed Signal and System Solutions products to supplement our traditional Memory product offerings, we have less operating history and limited product offerings in these markets, and we have had limited success with these products and with developing and selling new products. In fiscal 2005, we wrote down certain of our inventory, recognizing pretax charges of approximately $9.3 million. In addition, our performance during the second quarter of fiscal 2006 and fiscal 2005, 2004 and 2003 was generally characterized by weak demand for our Memory products. Although average selling prices (“ASPs”) of our SRAM and DRAM products, and certain of our other products, have generally declined over time, the selling prices for such products are very sensitive to supply and demand conditions in our target markets. In our most recent quarter we continued to experience declines in the ASPs of most of our SRAM products and we expect the ASPs for most of our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. We no longer develop DRAM products and DRAM revenue is derived solely from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenue in fiscal 2006 than in fiscal 2005, and on a quarter-to-quarter basis. We expect our DRAM revenue to eventually decline to $0. In fiscal 2005, revenue from our sale of DRAM products was approximately $1.6 million, compared to $6.3 million in fiscal 2004, and in the second quarter of fiscal 2006 our DRAM revenue was approximately $8,000 compared to $236,000 in second quarter of fiscal 2005. Factors that may affect our ability to develop and sell new products includes, but not limited to:

•	our ability to anticipate and respond in a timely manner to changes in the requirements of our customers and uncertainty in customers due to the recent changes in the Company:

•	the significant research and development investment that we may be required to make before market acceptance, if any, of a particular product;

•	the possibility that the end customer may not accept a new product after we have invested a significant amount of resources to develop it; and

•	new products introduced by our competitors.

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
      We conduct a significant and growing portion of our business internationally. For example, international net revenue, principally from customers in Asia and Europe, constituted approximately 71% of our net revenue in the past quarter, and approximately 68% of our net revenue in fiscal 2005 and 67% of our net revenue in fiscal 2004. All of our foundries and a majority of our assembly and test subcontractors are abroad, and we conduct significant operations in India, which we expect to continue to expand significantly over the next several years. Accordingly, our international operations are subject to a number of risks, including but not limited to:

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
      We currently rely on independent foundries, including assembly and test facilities, all of which are located overseas, to manufacture all of our products. Reliance on these foundries involves several risks, including, but not limited to:

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
      The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as we have experienced from time to time. Our ability to maintain adequate levels of inventory is primarily dependent upon us obtaining sufficient supply of products to meet future demand, and inability to maintain adequate inventory levels may adversely affect our relations with our customers. In addition, we must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for our products is volatile and subject to rapid technology and price change, we will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of our key customers place orders with short lead times. Our customers’ ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which have had a material adverse effect on our results of operations. In the second quarter of fiscal 2006 we wrote down certain of our inventory recognizing pretax charges of approximately $0.3 million. In fiscal 2005 and 2004, we recorded pretax charges totaling approximately $9.3 million and $2.9 million, respectively, primarily to reflect such excess and a decline in market value of certain inventory. We cannot be certain that in the future we will not produce excess quantities of any of our products. We also recorded a write-down of our investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. We also cannot be certain that additional write-downs of wafer credits will not occur in future periods. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.

We may not be able to compete successfully in a highly competitive industry.
      We face intense competition, and many of our principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than we do, any of which factors may place such competitors and potential competitors in a stronger competitive position than us. In addition, the intense competition we face could result in pricing pressures, reduced product revenue, reduced margins or lost market share, any of which could harm our operating results and cause our stock price to decline. We have also recently started selling Analog and Mixed Signal and System Solutions products. The markets for these products include additional competitors, such as Cypress Semiconductor Corporation, Integrated Device Technology, Integrated Silicon Solutions, Inc., Maxim Integrated Products, PLX Technology Inc., Samsung Corporation, , and other U.S., Japanese, Korean and Taiwanese manufacturers. Because of our limited operating history in these markets, we may have difficulties competing with more established companies in these markets. Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including, but not limited to:

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
      Our results of operations have historically been, and will continue to be, subject to fluctuations due to a variety of factors, including, but not limited to:

•	general economic conditions and conditions in the semiconductor industry generally;

•	changes in our business strategy;

•	changes in our pricing policies as well as those of our competitors and suppliers;

•	anticipated and unanticipated decreases in unit ASPs of our products;

•	the timing of new product announcements and introductions by us or our competitors;

•	fluctuations in manufacturing yields, availability and cost of products from our suppliers;

•	increased research and development expense associated with new product introductions;

•	changes in the mix of products sold;

•	the cyclical nature of the semiconductor industry;

•	the gain or loss of significant customers;

•	market acceptance of new or enhanced versions of our products;

•	seasonal customer demand; and

•	the timing of significant orders.
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
      The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are:

•	variations between our operating results and the published expectations of securities analysts;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	changes in our business strategy;

•	announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

•	sale of our common stock or other securities in the future;

•	the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•	changes in economic and capital market conditions;

•	changes in business regulatory conditions; and

•	the trading volume of our common stock.
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
      Our corporate headquarters located in the San Francisco Bay area is near major earthquake faults, and we are subject to the risk of damage or disruption in the event of seismic activity. In addition, we subcontract our wafer fabrication, assembly and testing to independent foundries. We have in the past experienced disruption of the operations at our foundries, and any future disruptions for any reason, including work stoppages, an outbreak of epidemic, fire, earthquakes, or other natural disasters could have a material adverse effect on our operations.
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
Liquidity and Capital Resources
      At September 30, 2005, we had approximately $5.8 million in cash and cash equivalents, a increase of approximately $3.4 million from March 31, 2005 and approximately $33.7 million in working capital, a decrease of approximately $4.6 million from $38.3 million at March 31, 2005. We had short-term investments in marketable securities whose fair value at September 30, 2005 was $69.2 million, a decrease of $13.2 million from $82.4 million at March 31, 2005.
      During the first six months of fiscal 2006, cash used from operations was $13.2 million. This was primarily the result of a net loss of $19.0 million less non-cash items of $5.0 million, and changes in cash provided from changes in assets and liabilities of $775,000. During the first six months of fiscal 2005, cash used from operations was $16.7 million. This was primarily the result of a net loss of $16.7 million less non-cash items of $5.1 million, an increase in inventory of $7.6 million, a decrease in accounts payable and accruals of $1.0 million, and a decrease in deferred taxes and taxes payable of $2.3 million offset by a decrease in accounts receivable and other assets of $2.8 million.
      During the first six months of fiscal 2006, investing activities provided cash of $16.5 million. This was primarily the result of sales of UMC Common Stock of $21.9 million offset by additional investments in Alliance Ventures companies of $5.3 million and capital equipment purchases of $295,000 During the first six months of fiscal 2005, investing activities provided cash of $12.9 million. This was primarily the result of sales of UMC Common Stock of $18 million offset by additional investments in Alliance Ventures companies of $4.8 million and capital equipment purchases of $363,000.
      At September 30, 2005, we had restrictions on certain shares. We hold approximately 5.2 million Tower ordinary shares, with an adjusted cost basis of $8.0 million, which are restricted.
      Management believes these sources of liquidity and financing will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products, wafer capacity or technologies. We could raise such funds by selling some of our short-term investments, selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. If we raise additional funds by issuing additional equity, the ownership percentages of existing stockholders would be reduced.
      In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we have entered into and will continue to consider various possible transactions, including equity investments in or loans to foundries in exchange for guaranteed production capacity, the formation of joint ventures to own and operate foundries, as was the case with Chartered Semiconductor, UMC or Tower, or the usage of “take or pay” contracts that commit us to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investments, which may require us to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. Additionally, we have entered into and will continue to enter into various transactions, including the licensing of our integrated circuit designs in exchange for royalties, fees or guarantees of manufacturing capacity.

CONTRACTUAL OBLIGATIONS
      The following table summarizes our contractual obligations at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:
Off-Balance Sheet Contractual Obligations

	Less Than
	1 Year	1-3 Years	4-5 Years	After 5 Years	Total

	(In thousands)
Operating leases(1)	$1,707	$169	$—	$—	$1,876
Commitment to invest in CAD tools(2)	683	350	—	—	1,033
AVM commitments(3)	10,000	20,000	20,000	23,900	73,900
Wafer purchase commitments(4)	1,628	—	—	—	1,628

TOTAL	$14,018	$20,519	$20,000	$23,900	$78,437

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under lease.

(3)	We have contractual funding commitments to the Alliance Venture Management partnerships in our capacity as the sole limited partner in each of the five AVM partnerships. As the sole limited partner, we can exercise our right under the Limited Partnership Agreements to early terminate any of the Partnerships, which would then result in liquidation of the Partnerships in an orderly manner and would mean no additional funding obligations on our part. The allocation of future AVM commitments is based on a forecast of funding commitments by investee company for fiscal 2006. The forecast for the years subsequent to fiscal 2006 is based on estimated funding requirements which are consistent with fiscal 2005 actual investments and the fiscal 2006 forecast.

(4)	Wafer purchase commitments are future payments related to the delivery of wafers currently being processed in our contracting foundries.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
      We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the six months ended September 30, 2005. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating some of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at September 30, 2005.
Investment Risk
      As of September 30, 2005 our short-term investment portfolio consisted of marketable equity securities in UMC and Tower. Both of these securities are subject to market fluctuations. During the six months ended September 30, 2005 the share price of Tower Semiconductor declined in value by approximately 21.4% and the share price of UMC increased by 16.1% (after an adjustment reflecting a 10.3% stock dividend). As of September 30, 2005, we had approximately 3.7 million ordinary shares of Tower that are classified as short-term.
      We also have an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of September 30, 2005, we had approximately 5.2 million shares that are recorded as long-term. We review our long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, we recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on our investment in Tower shares. As of September 30, 2005, we held $13.9 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Manufacturing Fabrication Unit 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will not occur until December 2007. We will also retain our option to convert $4.4 million of previously existing wafer credits to Tower ordinary shares in January 2006. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.
      Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate our investments in terms of credit risk since a substantial portion of our assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. We have in the past entered into “indexed debt” transactions to partially hedge our investments in Adaptec and Vitesse. We have not entered into any additional hedging transactions during fiscal 2004, fiscal 2005, or the second quarter of fiscal 2006, but may do so in the future.
Foreign Currency Risk
      Almost all of our semiconductor business transactions are conducted in US dollars thus partially mitigating effects from adverse foreign currency fluctuations.
      As of September 30, 2005, we owned approximately 106.3 million shares of UMC, a publicly traded Company in Taiwan. These shares are not tradable in the United States and they are subject to many of the same risks associated with foreign currency. The market value of these holdings on September 30, 2005, based on the price per share of 19.95 New Taiwan Dollars (“NTD”) and the NTD/ US dollar exchange rate of 33.17 NTD per $US was US $63.9 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on our financial condition, results of operations, and cash flows in the future.
Item 4. Controls and Procedures
      Evaluation of disclosure controls and procedures.
      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of September 24, 2005, our disclosure controls and procedures were not effective because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other postclosing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      Material weakness in Internal Control Over Financial Reporting.
      As discussed in Item 9A. Controls and Procedures-Management’s Report on Internal Control over Financial Reporting in our Form 10-K for the fiscal year ended March 26, 2005, as of March 26, 2005, there was a material weakness in our internal control over financial reporting related to not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. Specifically, we lacked sufficient finance and accounting staff with adequate depth and skill in the application of GAAP with respect to: (i) external financial reporting, specifically, the completeness and accuracy of footnote disclosures related to segment reporting, stock-based compensation, and income taxes, (ii) revenue recognition, specifically relating to the review of an evidence of an arrangement and the transfer of title and (iii) review procedures over the accounting for significant and unusual transactions and equity method investments. This material weakness also contributed to the individual material weakness in effective control over the existence and valuation of certain of our inventory and the related cost of goods sold accounts. Specifically, we did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine reserves for slow-moving and excess and obsolete inventory in accordance with GAAP.
      Additionally, as of September 24, 2005, the Company did not maintain effective controls over the accounting for an equity-method investment. Specifically, the Company did not have effective controls over the application of APB 18 and the completeness and accuracy of recording its share of income from an equity investment. This control deficiency did not result in adjustments to the Company’s interim financial statements for the quarter ended September 24, 2005. However, this control deficiency could result in a material misstatement in recording gains or losses on its equity-method investments that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Turnover in the accounting and finance department and the lack of timely communication with Alliance Venture Management personnel relating to large or unusual transactions or events occurring at investee companies contributed to the material weakness in the controls over the accounting for an equity-method investment.
      Remediation of material weaknesses.
      During the last fiscal quarter, we took several steps towards remediation of the material weaknesses described above. Specifically, we implemented additional procedures over the tracking, physical verification and reconciliation of inventories held at third party locations, including the review of inventory related reserves.
      The continued turnover and lack of adequate internal staff in the accounting and finance department during the quarter ended September 24, 2005 resulted in the loss of knowledge and experience with regard to our accounting policies and procedures and increased the amount of time required to perform the control procedures and develop financial information necessary to prepare and make necessary filings with the Securities and Exchange Commission. Consequently, we were not able to complete the preparation of our Quarterly Report on Form 10-Q for the period ended September 24, 2005 for a timely filing. We plan to take additional steps toward remediating the material weaknesses in our controls and procedures, including improving the level of accounting expertise and capabilities of the accounting department personnel and the development of additional procedures for monitoring our investee companies. Nonetheless, we may continue to experience turnover in our accounting and finance department.
Changes in internal control over financial reporting.
      Other than the change discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us. From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on Alliance, but also held that this did mean that service was “cured” for all purposes. Alliance has been granted leave to appeal this decision to the British Columbia Court of Appeal and this appeal is currently underway. On September 12, 2005, the British Columbia Supreme Court heard Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment. On October 14, 2005 the British Columbia Supreme Court held that the plaintiffs had provided sufficient notice of the action to Alliance prior to November 20, 1986 to constitute effective service. We have not yet decided whether to seek leave to appeal the ruling to the British Columbia Court of Appeal. We have brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter.
      We still have several defenses available to us should Mr. Balla seek to restore or rely on the default judgment or seek to amend the original claim and start the lawsuit anew. Because the previous damages assessment was made without our participation in the lawsuit, and has now been set aside, and because of the lack of specificity in the pleadings, and the outstanding issue of jurisdiction, we believe that it is difficult to assess whether the action will lead to any loss whatsoever or whether resolution of this matter will have a material adverse effect on our financial condition or our results of operations.
      On December 3, 2002, we and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleges that we terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleges that our termination of the Agreement was without cause and that we has materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff seeks compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on us and our former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. On October 27, 2005 we settled this claim and the settlement amount is reflected in the Selling, general and administrative expense in our second quarter of fiscal year 2006.

      In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower Semiconductor Ltd. (“Tower”), certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including us) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including us, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal the United States Court of Appeals for the Second Circuit. The appeal will likely be decided some time in 2006. We have reviewed a copy of the complaint, believe we have meritorious defenses, and intend to defend vigorously against the claims asserted against us. At this stage of the litigation, we cannot determine what effect, if any, resolution of this matter will have on our financial condition.
      On February 18, 2005, Kenneth Patrizio, one of our former employees filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related claims. On October 22, 2005 we settled this case and the settlement amount is reflected in the Selling, general and administrative expense in our second quarter of fiscal year 2006.
      In addition, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Management’s Discussion and analysis of Financial Condition and Results of Operations — Provision (Benefit) for Income Tax.
      We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these or any of the above mentioned legal matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
      We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended September 30, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.
      (d) In connection with the 2005 annual meeting of stockholders previously scheduled for October 20, 2005 (the “Old Annual Meeting”), the Company’s incumbent board and affiliates of Riley & Co. engaged in a proxy contest with two proposed slate of directors advocating differing corporate policy (the “Contest”). On October 17, 2005, the Company, members of its incumbent board and its new board entered into a settlement of the Contest (the “Settlement Agreement”). Pursuant to the Settlement Agreement (1) the Old Annual Meeting was cancelled and a new 2005 annual meeting of stockholders, with a record date of November 1, 2005, was scheduled for December 2, 2005; (2) Alliance’s board of directors and board committees were reconstituted such that the board was expanded from five to seven members to include five nominees of Riley & Co. and each of the board committees would include two nominees of Riley & Co.; and (3) Company agreed to reimburse B. Riley & Co., Inc., which is controlled by Bryant R. Riley, for up to $450,000 of its actual out-of-pocket costs actually incurred (such as printers, proxy solicitor fees and expenses, California and Delaware counsel and actual out-of-pocket expense for telephone, courier and travel) directly related to its campaign to elect at the Old Annual Meeting the nominees described in its proxy statement filed with the Securities and Exchange Commission on September 19, 2005.
Corporate Governance Update
      On November 1, 2005, the Board of Directors formed a new Strategy Committee and updated the committee appointments of the independent directors of the Company to reflect the following committee compositions, effective immediately:

Nominating and Corporate
Audit Committee	Compensation Committee	Governance Committee	Strategy Committee

J. Michael Gullard (Chairman)	Alan B. Howe	Bob D’Agostino	J. Michael Gullard
Alan B. Howe	Bryant R. Riley (Chairman)	Bryant R. Riley (Chairman)	Alan B. Howe
Bob D’Agostino			Bryant R. Riley (Chairman)

Item 5.	Other Information.
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
      When the Act was written, its drafters (and Congress) concluded that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential need to provide additional investor protection, the Act and rules under it contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of the securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the board of directors.
      We made our investments in Chartered, UMC, and Tower, as operating investments primarily intended to secure adequate wafer manufacturing capacity and other strategic goals. Because of the appreciation in value of certain of our investments, including our strategic wafer manufacturing investments, we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the Act for a company that is not registered under it.
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
      In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we has been working to resolve our status under the Act. No assurances can be given that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.
      In the event the SEC takes the view that we have been operating and continues to operate as an unregistered investment company in violation of the Act, we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.
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
      If we elect to divest of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, we would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of our total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, we might choose to divest of assets that we consider strategically significant for the conduct of our operations or to acquire additional operating assets that would have a material effect on our operations. There can be no assurance that we could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in our issuing additional shares that may dilute the equity of our existing stockholders, and/or result in our incurring additional indebtedness, which could have a material impact on our balance sheet and results of operations. Were we to acquire any additional businesses, there would be the additional risk that our acquired and previously-existing businesses could be disrupted while we attempted to integrate the acquired business, as well as risks associated with our attempting to manage a new business with which we were not familiar. Any of the above risks could result in a material adverse effect on our results of operations and financial condition.
      In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies from Alliance Venture Management and taken certain additional actions.
2005 Annual Stockholder Meeting Update
      Pursuant to the Settlement Agreement, the Old Annual Meeting was cancelled and a new meeting was scheduled for December 2, 2005. The Company currently anticipates delaying this meeting until later in December 2005.
Item 6.     Exhibits
      (c) Exhibits.

Exhibit No.	Description

10.1	Settlement Agreement by and among Alliance Semiconductor Corporation and the other signatories listed therein dated as of October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005.

10.2	Form of Amendment to Indemnity Agreement approved by the Board of Directors on October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005.

31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated November 23, 2005.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 23, 2005.

Signature
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation

By:	/s/ N. Damodar Reddy

N. Damodar Reddy
Chairman of the Board, President,
Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)
November 23, 2005

Exhibit Index
      Exhibits:

31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) dated November 23, 2005

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 23, 2005