Form 10-Q
period 2005-12-24
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2006-02-08
CIK 913293

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 24, 2005, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_______ to _________.
Commission file number: 0-22594
Alliance Semiconductor Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware	77-0057842

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 1, 2006, there were 35,600,159 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended December 31, 2005

Part I — Financial Information
Item 1. Financial Statements
As announced in a Form 8-K filed on December 6, 2005, PricewaterhouseCoopers LLP resigned as the Company’s independent registered public accounting firm effective December 6, 2005. Since the Company has not yet engaged a new public accounting firm, the unaudited consolidated financial statements included in this Form 10-Q have not been reviewed under Statement on Auditing Standards No. 100. When an independent registered public accounting firm has been engaged and completed such a review, we will amend this Form 10-Q.

Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$53,675	$2,397
Short-term investments	8,894	82,444
Accounts receivable, net	2,506	1,677
Inventory	7,961	7,320
Related party receivables	249	344
Other current assets	11,731	5,830

Total current assets	85,016	100,012
Property and equipment, net	3,159	4,316
Investment in Tower Semiconductor (excluding
short-term portion)	7,403	8,780
Alliance Ventures and other investments	20,124	24,865
Deferred tax assets	13,884	19,736
Other assets	539	542
Intangible assets	498	1,290

Total assets	$130,623	$159,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,746	$5,275
Accrued liabilities	1,735	1,768
Income tax payable	34,944	34,855
Deferred income tax	13,884	19,736
Current portion of long-term obligations/ other	—	—
Current portion of long-term capital lease obligations	—	—

Total current liabilities	56,309	61,634

Other liabilities	12	45
Long-term capital lease obligation	—	—

Total liabilities	56,321	61,679

Commitments and contingencies (Notes 9 and 12)
Minority interest in subsidiary companies	588	441

Stockholders’ equity:
Common stock	438	438
Additional paid-in capital	201,622	201,551
Treasury stock (8,155 shares at cost at September 30,
2005 and March 31, 2005, respectively)	(68,524)	(68,524)
Accumulated deficit	59,582	(43,712)
Accumulated other comprehensive income	(240)	7,668

Total stockholders’ equity	73,714	97,421

Total liabilities and stockholders’ equity	$130,623	$159,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenue	$6,615	$5,300	$18,131	$17,971
Cost of revenue	4,463	4,298	15,401	20,334

Gross profit (loss)	2,152	1,002	(2,730)	(2,363)

Operating expense:
Research and development	3,643	4,678	12,304	14,534
Selling, general and
administrative	3,896	3,008	11,073	9,539

Total operating expense	7,539	7,686	23,377	24,073

Loss from operations	(5,387)	(6,684)	(20,647)	(26,436)
Gain on investments	15,788	1,281	22,474	6,637
Writedown of marketable
securities and venture
investments	—	(3,159)	(400)	(3,159)
Equity in loss of investees	(3,888)	(4,286)	(11,983)	(11,744)
Other expense, net	(46)	(48)	(391)	(1,475)

Loss before income taxes
and minority interest in
consolidated subsidiaries	6,467	(12,896)	(10,947)	(36,177)

Provision (benefit) for income tax	3,340	(2,881)	4,768	(9,300)

Loss before minority
interest in consolidated
subsidiaries	3,127	(10,015)	(15,715)	(26,877)

Minority interest in
consolidated subsidiaries	—	138	(155)	221

Net gain/(loss)	$3,127	$(9,877)	$(15,870)	$(26,656)

Net gain/(loss) per share:
Basic and Diluted	$0.09	$(0.28)	$(0.45)	$(0.75)

Weighted average number of common shares:
Basic and Diluted	35,582	35,475	35,575	35,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net gain/(loss)	$(15,870)	$(26,656)
Adjustments to reconcile net gain/(loss) to net cash used in operating activities:
Depreciation and amortization	2,300	4,693
Minority interest in subsidiary companies, net of tax	147	(221)
Loss in investees accounted for under the equity
method	11,982	11,744
Gain on investments	(23,125)	(6,637)
Proceeds of short term securities in conjunction with
sale of an investee of Solar Venture Partners	(123)	—
Other	—	—
Write-down of investments	1,054	3,159
Provision for income tax	4,768	—
Inventory write-down	—	7,867
Write-down of goodwill	—	—
Deferred income tax	—	(6,191)
Changes in assets and liabilities:
Accounts receivable	(829)	2,142
Inventory	(641)	(6,323)
Related party receivables	95	(51)
Other assets	(5,898)	1,393
Accounts payable	471	(4,417)
Accrued liabilities and other long-term obligations	(33)	(903)
Income tax payable	89	(3,203)

Net cash used in operating activities	(25,616)	(23,604)

Cash flows from investing activities:
Purchase of property and equipment	(351)	(637)
Purchase of technology license		(400)
Proceeds from sale of available-for-sale securities	85,678	27,679
Purchase of Alliance Ventures and other investments	(8,504)	(7,675)
Disposition of Alliance Ventures and other investments	—	—

Net cash provided by investing activities	76,823	18,967

Cash flows from financing activities:
Net proceeds from exercise of stock options	71	659
Principal payments on lease obligations	—	(29)
Repurchase of common stock	—	—
Repayments of short-term borrowings	—	—

Net cash provided by financing activities	71	630
Net increase/(decrease) in cash and cash equivalents	51,278	(4,007)
Cash and cash equivalents at beginning of the period	2,397	6,107

Cash and cash equivalents at end of the period	$53,675	$2,100

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$—	$(40)

Cash paid for interest	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Alliance Semiconductor Corporation and its subsidiaries (the “Company”, “we”, “us”, “ours” or “Alliance”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to present fairly the consolidated financial position of us and our consolidated results of operations and cash flows. The year-end condensed consolidated balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 23, 2005.
For purposes of presentation, we have indicated the first nine months of the fiscal years 2006 and 2005 as ending on December 31; whereas, in fact, we account for our fiscal quarters on the Saturday nearest the end of December, or December 24, 2005 and December 25, 2004, respectively. Similarly, we have indicated the prior fiscal year ended on March 31, 2005; whereas, in fact, we account for our fourth fiscal quarter of 2005 ended on March 25, 2005. The financial results for the third quarter of fiscal 2006 and 2005 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.
The results of operations for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any future period and we make no representations related thereto.
Note 2. Stock-Based Compensation
At December 31, 2005, we had options outstanding under three stock-based compensation plans: The 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. We account for these plans using the intrinsic-value based method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement 123.” No stock-based compensation cost is reflected in our operating results, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for awards granted under its 2002 Stock Option Plan, 1993 Director’s Stock Option Plan and 1996 Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the three and nine months ended December 31, 2005 and September 30, 2004, would have been as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net gain/(loss), as reported	$3,127	$(9,877)	$(15,870)	$(26,656)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(318)	(291)	(1,491)	(1,266)

Pro forma net loss:	$2,809	$(10,166)	$(17,361)	$(27,922)

Loss per share:
Basic and diluted — as reported	$0.09	$(0.28)	$(0.45)	$(0.75)

Basic and diluted — pro forma	$0.08	$(0.29)	$(0.49)	$(0.79)

Number of shares — as reported and pro forma	35,582	35,475	35,575	35,363

Number of shares — pro forma	35,582	35,475	35,582	35,475

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the nine months ended December 31, 2005 and December 31, 2004 was $1.91 and $1.94, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.4%	3.5%	4.0%	3.6%
Volatility	60.0%	40.7%	70.0%	49.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Note 3. Balance Sheet Components
Short-term Investments
Short-term investments include the following available-for-sale securities at December 24, 2005 and March 31, 2005 (in thousands):

	December 31, 2005			March 31, 2005
	Number of	Adjusted Cost		Number of	Adjusted Cost
	Shares	Basis	Market Value	Shares	Basis	Market Value
United Microelectronics Corp.	2,277	$1,042	$1,222	128,146	$64,661	$77,505
Citrix Systems, Inc.	—	—	—	—	—	—
Tower Semiconductor Ltd.	4,088	6,295	6,418	3,207	4,939	4,939

		$7,337	$7,640		$69,600	$82,444

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
Long-term Investments
At December 31, 2005 and March 31, 2005, long-term investments were as follows (in thousands):

	December 31, 2005		March 31, 2005
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd. Shares	4,200	$6,403	5,701	$8,780
Tower Semiconductor Ltd. Debentures
Alliance Ventures’ investments		1,000		—
Solar Venture Partners, LP’s investments		19,738		23,256

		$27,142		$32,036

Inventory
At December 31, 2005 and March 31, 2005, inventory was as follows (in thousands):

	December 31, 2005	March 31, 2005
Work in process	$3,685	$2,146
Finished goods	4,276	5,174

	$7,961	$7,320

Intangible Assets
At December 31, 2005 and March 31, 2005, intangible assets were as follows (in thousands):

			Net
		Accumulated	Intangible
December 31, 2005	Cost	Amortization	Assets
Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,761)	469
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,374)	29

	$10,080	$(9,582)	$498

			Net
		Accumulated	Intangible
March 31, 2005	Cost	Amortization	Assets
Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,229)	1,001
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,114)	289

	$10,080	$(8,790)	$1,290

The amortization of intangible assets was $177,000 and $842,000 for the three months ended December 31, 2005 and 2004, respectively. In addition, the amortization of intangible assets was $792,000 and $2.7 million for the nine months ended December 31, 2005 and 2004, respectively. The estimated amortization of intangible assets is $119,000, $264,000 and $115,000 for the remainder of fiscal year 2006, and for the years ending March 31, 2007 and 2008, respectively.

Accumulated Other Comprehensive Income
At December 31, 2005 and March 31, 2005, the accumulated other comprehensive income was as follows (in thousands):

	Unrealized		Net Unrealized
December 31, 2005	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$309	$2,080	$2,389
Citrix Systems, Inc.	—	—	—
Tower Semiconductor Ltd.	123	(547)	(424)

	$431	$1,533	$1,965

	Unrealized		Net Unrealized
March 31, 2005	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$12,844	$(5,176)	$7,668

Note 4. Investment in United Microelectronics Corporation
During the third quarter ended December 31, 2005, we sold our remaining 106.3 million shares of United Microelectronics Corporation (“UMC”) common stock, and received the proceeds of all but 2,277,153 shares sold subsequent to December 24, 2005. (See Note 10 Subsequent Events) At March 31, 2005, we owned approximately 128.1 million shares of UMC common stock, representing approximately 0.8% of the issued and outstanding shares of UMC common stock.
We account for our investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In the third quarter of fiscal 2006, we sold 104 million shares of UMC common stock for proceeds of approximately $58.1 million and recorded a pre-tax, non-operating gain of approximately $10.5 million. In the second quarter of fiscal 2006, we sold 20 million shares of UMC common stock for proceeds of approximately $13.3 million and recorded a pre-tax, non-operating gain of approximately $3.9 million. In the first quarter of fiscal 2006, we sold 13 million shares of UMC common stock for proceeds of approximately $8.6 million and recorded a pre-tax, non-operating gain of approximately $2.0 million . In the fiscal year ended March 31, 2005, we sold 45.4 million shares of UMC common stock for proceeds of approximately $31.8 million and recorded a pre-tax, non-operating gain of approximately $8.0 million.
Note 5. Investment in Tower Semiconductor, Ltd.
During the third quarter ended December 31, 2005 we sold 662,869 ordinary shares of Tower Semiconductor, Ltd. (“Tower”). At December 31, 2005, we owned 8.3 million ordinary shares of Tower, of which 4.1 million were classified as short-term and accounted for as available-for-sale marketable securities in accordance with SFAS 115. We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:
•	Up to 1.2 million of the initial 3.9 million Tower shares acquired by us, together with all shares we acquired in excess of 5.4 million shares in exchange for payments made in accordance with the original Share Purchase Agreement are available for sale, subject to the requirements of Rule 144 or another applicable exemption from the Securities Act of 1933, as amended.

•	All shares acquired as a result of Tower’s rights offering in September 2002, and shares which may be acquired upon exchange of certain wafer credits are unrestricted and available-for-sale;

•	The remaining Tower shares acquired by us are restricted from sale, transfer, or disposition until January 2006; and

•	between January 2006 and January 2008 we may not transfer more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.
As of December 31, 2005, we held $13.8 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Manufacturing Fabrication Unit 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will not occur until December 2007. During the second and third quarters of fiscal 2006 we converted $75,479 and $61,935 of wafer credits into 62,849 and 39,199 shares, respectively. We have converted approximately $3.9 million of previously existing wafer credits to Tower ordinary shares in January 2006.
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower Semiconductor Ltd. pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments. In the quarter ending December 31, 2005.we exercised those rights and exercised our remaining rights to purchase $2.3 million principal amount of Tower convertible debentures.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, during the quarter ended September 30, 2005 the price of Tower’s ordinary shares decreased by approximately 6.9% and in the quarter ended December 31, 2005 the price of Tower ordinary shares increased by approximately 29.8%. Given this volatility, there can be no assurance that our investment in Tower shares and wafer credits will not decline further in value.
N. Damodar Reddy, a Director of our company, is a director of Tower.
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
Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are Directors of ours and former members of our senior management, each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding.

Annually, pursuant to the terms of the partnership agreements, Alliance Venture Management earns the following percentages of the following total fund commitments for Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) (in thousands, except percentages):

	Management Fees	Total Fund
	Percentage	Commitments	Annual Management Fees
Alliance Ventures I	1.00%	$20,000	$200
Alliance Ventures II	1.00%	15,000	150
Alliance Ventures III	1.00%	100,000	1,000
Alliance Ventures IV	0.50%	40,000	200
Alliance Ventures V	0.50%	60,000	300

Total			$1,850

Notwithstanding the foregoing, the Company and Alliance Ventures Management have entered into a course of dealing whereby Alliance Ventures Management has agreed to a reduced management fee each year, which for the past three years has been a fixed management fee totaling $875,000, which amount included the salary of C.N. Reddy and partial salary of N. Damodar Reddy that are paid by the Company. We believe this course of dealing as well as various verbal discussions between the relevant parties has resulted in an amendment to the Alliance Ventures partnership agreements which effectively has reduced the amounts owed with respect to such agreements to an annual amount of no more than $875,000.
Recently, Alliance Ventures Management has taken a position that there was no such amendment to the partnership agreements and the management fees owed to it for past years as well as future periods were in fact slightly greater than the amounts that were originally specified in the partnership agreements. The Company does not believe there is any merit to this position, but it is possible that the Company could be liable for payment of a substantial amount with respect to past management fees to Alliance Ventures Management, and could in the future owe substantially larger management fees than it currently believes will be owed. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004, fiscal 2005 or the first nine months of fiscal 2006.
In the nine months ended December 31, 2005, Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications market areas, invested $2.7 million in two companies, Alliance Ventures I, the focus of which is investing in emerging companies in the networking and communications markets, invested $457,000 in one company and, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications markets, invested $5.4 million in 6 companies. In the third quarter of fiscal 2006, we invested approximately $3.2 million in six Alliance Ventures investee companies. We do not intend to invest in any new companies through Alliance Ventures.
During the third quarter ended December 31, 2005, Alliance Ventures III and Alliance Ventures V sold their interest in Athena for a total of $5.8 million, of which $0.9 million was reinvested by Alliance Ventures V, and $0.2 million was reinvested by by Alliance Ventures III and Alliance Ventures I. The remaining funds were held in cash for future investment commitments.
In the third quarter of fiscal 2006, we wrote down certain of our investments in Alliance Ventures and recognized a pretax, non-operating loss of $654,246. The write-down for the first nine months of fiscal 2006 and 2005 was $1.1 and $2.7 million, respectively. Also, most of the Alliance Venture investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in net losses of Alliance Ventures investee companies was approximately $3.4 million and $3.6 million for the third quarter of fiscal 2006 and 2005, respectively. We recorded a full valuation allowance on the deferred tax assets related to these equity losses due to the inability to forecast future liquidity events and the related realization of the tax benefits.
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
Investment in Solar Venture Partners, LP
Through December 31, 2005, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of December 31, 2005, we held approximately a 73.3% interest in Solar.
Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the third quarter of fiscal 2006 and 2005, we recorded net losses in the equity of investees of approximately $77,000 and $207,000, respectively.
During the quarter ended September 30, 2005, NetScaler Inc., one of Solar’s investee companies, was sold to Citrix Systems, Inc. for cash and stock, which was then subsequently sold. As a result of this transaction, we received $771,150 in cash in the quarter ended December 31, 2005. We recorded a gain of $895,000 from the sale of Netscaler, Inc. in the quarter ended September 30, 2005 and an additional gain of $49,000 on the final disposition of the stock we received from the transaction in the quarter ended December 31, 2005.
There were no write-downs of Solar Venture Partners investments in the third quarter or first nine months of fiscal 2006 or in fiscal 2005.
C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, certain of our former directors and officers and some former and current employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.
Note 7. Comprehensive Income (Loss)
The following are the components of comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net gain/(loss)	$3,127	$(9,877)	$(15,870)	$(26,656)
Unrealized gain (loss) on marketable securities	(13,641)	(5,075)	(12,413)	(47,674)
Deferred tax	—	2,045	—	19,211

Comprehensive income (loss)	$(10,513)	$(12,907)	$(28,282)	$(55,119)

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

The computations for basic and diluted loss per share are presented below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net gain/(loss)	$3,127	$(9,877)	$(15,870)	$(26,656)

Weighted average shares outstanding:
Basic and diluted	35,582	35,475	35,575	35,363

Net loss per share: Basic and diluted	$0.09	$(0.28)	$(0.45)	$(0.75)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Weighted stock options outstanding	2,251	3,177	2,909	2,441

Note 9. Commitments and Contingencies
We apply the disclosure provisions of FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements in which Alliance is a guarantor.
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
Product Warranties
We estimate our warranty costs based on historical warranty claim experience and apply this estimate to the revenue stream for products under warranty. Included in Alliance’s sales reserve are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to our sales reserve. The sales reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claims differs from estimates. Changes in the sales reserve for the three and nine months ended December 31, 2005 and 2004 were as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Beginning Balance	$532	$1,232
Accruals for warranties issued during the period	257	—

Settlements on warranty claims made during the period	(224)	(174)

Ending balance	$565	$1,058

	Nine months ended
	December 31,
	2005	2004
Beginning Balance	$948	$1,292
Accruals for warranties issued during the period	472	86

Settlements on warranty claims made during the period	(855)	(320)

Ending balance	$565	$1,058

Note 10. Provision (Benefit) for Income Tax
For the nine months ended December 31, 2005 and 2004, we recorded an income tax expense of $4.8 million and a tax benefit of $6.4 million, respectively, on a pre-tax profit before minority interest in consolidated subsidiaries. Generally, the statutory rate differs from the effective rate as a result of losses taken on non-operating investing activities and adjustments to the recorded valuation allowance.
Separately, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Item 2, Management’s Discussion and analysis of Financial Condition and Results of Operations —Provision (Benefit) for Income Tax.
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
Note 12. Legal Matters
In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. In February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeal in June 2000. In July 2000, the Court of Appeals remitted the question of whether the default judgment should be set aside to the lower Court to allow the parties to take depositions regarding the issue of service of process..
The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us.
From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on Alliance, but also held that this did mean that service was “cured” for all purposes. Alliance was granted leave to appeal this decision to the British Columbia Court of Appeal. On September 12, 2005, the British Columbia Supreme Court heard Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment. On October 14, 2005 the British Columbia Supreme Court held that the plaintiffs had provided sufficient notice of the action to Alliance prior to November 20, 1986 to constitute effective service. Our request seeking leave to appeal the ruling to the British Columbia Court of Appeal was denied.
We have brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter. This motion was argued and a decision by the court is pending. A motion by Mr. Balla seeking to seize property by reinstating the 1998 judgment was argued and is also pending.
We believe we have several defenses available to us should the court rule it has jurisdiction and restore the default judgment or if Mr. Balla seeks to amend the original claim and start the lawsuit anew. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. We have filed a motion asking the bankruptcy court to enjoin Mr. Balla from proceeding further in the British Columbia Court.
Because the previous damages assessment was made without our participation in the lawsuit, and has now been set aside, and because of the lack of specificity in the pleadings, and the outstanding issue of jurisdiction and the bankruptcy discharge, we believe that it is difficult to assess whether the action will lead to any loss whatsoever or whether resolution of this matter will have a material adverse effect on our financial condition or our results of operations.
On December 3, 2002, we and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleged that we terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleged that our termination of the Agreement was without cause and that we had materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff sought compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on us and our former Vice President of Sales on December 9, 2002. Plaintiff then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute were stayed pending the resolution of the arbitration proceedings. On October 27, 2005 we settled this claim for $175,000 which is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.
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
On February 18, 2005, Kenneth Patrizio, one of our former employees, filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related claims. On October 22, 2005 we settled this case and the settlement amount is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.
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
In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies through AVM and taken certain additional actions. As noted in the “Overview” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I of this report), the new board of directors is evaluating the Company’s approach to its operating businesses and investments, and the results of this review could affect our compliance with the Act.

Note 14. Related Party Transactions
N. Damodar Reddy, the Chairman of the Board of Alliance, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provides the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $127,000 during first nine months of fiscal year 2006 and $55,000 for the full year of fiscal year 2005. Mr. Reddy is not involved in the operations of Infobrain. Infobrain advises us that Mr. Reddy owns 10.6%, and members of his family own an additional 6.1% of Infobrain, and that Infobrain is indebted to Mr. Reddy for $30,000.
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
Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of Alliance,,each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.
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
At Alliance Venture Management’s inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units receive management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units which are entitled to receive a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units which are entitled to receive a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively. Each year Alliance Venture Management earns certain management fees. See Note 6, Private Equity Investments-Alliance Venture Management, LLC for further discussions regarding AVM management fees. No distribution of cash and/or marketable securities was made to the partners of Alliance Venture Management during fiscal 2004, fiscal 2005 or the first nine months of fiscal 2006.
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

As of December 31, 2005 we had related party receivables of $203,000 comprised of loans to various employees, none of whom are officers, of approximately $94,000 and loans to two vendors in India of approximately $109,000.
Note 15. Segment Reporting
We report on two segments: Memory and Non-Memory. We operate in three operating units: Memory, Analog and Mixed Signal, and System Solutions. Operating units are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Our chief operating decision maker is our Interim Chief Executive Officer. Beginning in the fourth quarter of fiscal 2005, our Analog and Mixed Signal and System Solutions operating units have been aggregated into one reportable segment—Non-Memory—due to commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes.
We evaluate reportable segment financial performance based on the revenue, cost of revenue, operating expense and income (loss) from operations as follows (in thousands):

	Three months ended December 31, 2005
	Memory	Non-Memory	Unallocated	Total
Revenue	$1,815	$4,800	$—	$6,615
Cost of revenue	1,738	2,725	—	4,463

Gross profit (loss)	77	2,075	—	2,152
Research and development	291	3,352	—	3,643
Selling, general and administrative	1,006	2,769	121	3,896

Operating expense	1,297	6,121	121	7,539

Loss from operations	$(1,220)	$(4,046)	$(121)	$(5,387)

	Nine months ended December 31, 2005
	Memory	Non-Memory	Unallocated	Total
Revenue	$6,342	$11,789	$—	$18,131
Cost of revenue	8,150	7,251	—	15,401

Gross profit (loss)	(1,808)	4,538	—	2,730
Research and development	1,246	11,058	—	12,304
Selling, general and administrative	2,819	7,892	362	11,073

Operating expense	4,065	18,950	362	23,377

Loss from operations	$(5,873)	$(14,412)	$(362)	$(20,647)

Net Revenue
Net revenue by product line consisted of the following (in thousands, except percentage data):

	Three months ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Memory segment:
SRAM	$1,815	27%	$2,196	41%
DRAM	—		194	4%

Memory segment revenue	1,815	27%	2,390	45%
Non-memory segment:
Analog and Mixed Signal	3,190	48%	1,632	31%
System Solutions	1,610	24%	1,278	24%

Non-memory segment revenue	4,800	73%	2,910	55%
Other	—		—
Net revenue	$6,615	100%	$5,300	100%

	Nine months ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Memory segment:
SRAM	$6,295	35%	$7,889	44%
DRAM	47	0%	1,569	9%

Memory segment revenue	6,342	35%	9,458	53%
Non-memory segment:
Analog and Mixed Signal	8,104	45%	5,607	31%
System Solutions	3,685	20%	2,906	16%

Non-memory segment revenue	11,789	65%	8,513	47%
Other	—		—
Net revenue	$18,131	100%	$17,971	100%

Net revenue by geographic location, which is based on the customer’s ship to country location, was as follows (in thousands):

	Three months ended
	December 31,
	2005	2004 (1)
US	$1,742	$2,066
Canada and Central America	217	238
Taiwan	1,096	698
Japan	686	587
Hong Kong	750	537
Asia (excluding Taiwan, Japan and Hong Kong)	1,502	508
United Kingdom	251	321
Europe (excluding United Kingdom)	303	318
Rest of world	68	27

Net revenue	$6,615	$5,300

	Nine months ended
	December 31,
	2005	2004 (1)
US	$4,682	$5,826
Canada and Central America	599	500
Taiwan	3,453	2,268
Japan	1,969	1,795
Hong Kong	2,239	2,689
Asia (excluding Taiwan, Japan and Hong Kong)	3,295	2,069
United Kingdom	701	1,543
Europe (excluding United Kingdom)	1,000	1,186
Rest of world	193	95

Net revenue	$18,131	$17,971

(1)	For the quarter and the nine months ended December 31, 2004, the geographic revenue is presented based on ship-to country of customer to be consistent with the December 31, 2005 presentation.
Note 16. Subsequent Events
On October 17, 2005, the Company and members of its incumbent board and its new board entered into a settlement (the “Settlement Agreement”) of a proxy contest between the Company’s incumbent board and affiliates of Bryant R. Riley and B. Riley & Co., Inc. (together “Riley & Co.”). Pursuant to the Settlement Agreement, Alliance’s board of directors and board committees were reconstituted such that the board was expanded from five to seven members to include five nominees of Riley & Co. and each of the board committees would include two nominees of Riley & Co. Additionally, under the Settlement Agreement the Company agreed to reimburse B. Riley & Co., Inc., which is controlled by Bryant R. Riley, for up to $450,000 of its actual out-of-pocket costs actually incurred (such as printers, proxy solicitor fees and expenses, California and Delaware counsel and actual out-of-pocket expense for telephone, courier and travel) directly related to its campaign to elect at the previously scheduled October 20, 2005 stockholder meeting the nominees described in its proxy statement filed with the Securities and Exchange Commission on September 19, 2005. Pursuant to the terms of the Settlement Agreement, the following individuals were nominated by Alliance’s board of directors to serve as directors of the Company and were subsequently elected at an Annual Meeting of the stockholders of the Company held on January 31, 2006: Bryant R. Riley, Alan B. Howe, Bob D’Agostino, J. Michael Gullard, C.N. Reddy and N. Damodar Reddy.

At December 24, 2005 Alliance had sold all but 2.3 million of its UMC shares. These shares were subsequently sold in the week ending December 31, 2005, and will be recognized in the company’s fourth quarter ending March 25, 2006.
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
We operate in two reportable segments, Memory segment and Non-Memory segment. Our Memory segment primarily designs, manufactures and sells Static Random Access Memory (“SRAM”) and Dynamic Random Access Memory (“DRAM”) devices. SRAM and DRAM sales, which are characterized by intense pricing pressure and declining margins, have traditionally comprised the majority of our revenue. However, in the third quarter of fiscal 2006, the Memory segment contributed approximately 27% of net revenue. We expect revenue from DRAM products, which are being phased out, to comprise a negligible portion of overall revenue in fiscal 2006 compared to fiscal 2005, as well as on a quarter-to-quarter basis. DRAM revenue in the nine months ended December 31, 2005 was $47,000 and we expect our DRAM revenue to eventually decline to $0.
Our Non-Memory segment aggregates two operating units, the Analog and Mixed Signal business unit and the System Solutions business unit. Our Analog and Mixed Signal business unit designs, manufactures and sells products designed to provide analog and mixed signal solutions for the communications, computing, embedded, industrial and consumer markets. The Analog and Mixed Signal business unit has traditionally accounted for a small, but growing portion of net revenue. In the third quarter of fiscal 2006, net revenue from Analog and Mixed Signal products comprised approximately 48% of our net revenue compared to 31% in the same quarter of fiscal 2005. Our System Solutions business unit designs, manufactures and sells products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage and server markets. Our System Solutions business unit has traditionally accounted for a small portion of our revenue. In the third quarter of fiscal 2006 net revenue from System Solutions products comprised approximately 24% of net revenue compared to 24% in the same quarter of fiscal 2005.
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
International net revenue, principally from customers in Asia and Europe, constituted approximately 74% of our net revenue in the third quarter of fiscal 2006. All of our foundries and a majority of our assembly and test subcontractors are located abroad, and we have substantial operations in India. As a result, we are subject to the risks of conducting business internationally including economic fluctuations, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability.
We hold equity interests in a number of other companies. We generally acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party foundries. In keeping with the Company’s previously announced intentions, the Company liquidated its remaining holdings in the common stock of United Microelectronics Corporation, a publicly traded company in Taiwan (UMC), during the third quarter of fiscal year 2006, selling 104 million shares during the period for proceeds of approximately $58.1 million and recorded a pre-tax, non-operating gain of approximately $10.5 million. These sales significantly impacted the Company’s cash and short-term investment positions as of December 31, 2005 relative to its balances as of March 31, 2005. As a significant portion of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions and the operating performance of our venture investments.
Because of the significant investments we have made in other businesses, we could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including all of our UMC common stock. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock. See “Factors That May Affect Future Results — Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.”
On October 17, 2005, the Company and members of its incumbent board and its new board entered into a settlement of a proxy contest between the Company’s incumbent board and affiliates of Bryant R. Riley and B. Riley & Co., Inc. (together “Riley & Co.”) involving a controversy over issues of corporate policy and the appropriate business plan for the Company. Pursuant to the Settlement Agreement, while the six-member board is composed of directors who have voiced differing policy positions during the proxy contest, the new Board includes five directors nominated by Riley & Co. Each of the board committees also consists of two directors nominated by Riley & Co.
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
In addition, pursuant to the Settlement Agreement, the Company separated the offices of Chairman and Chief Executive Officer. As previously announced, on December 1, 2005, Melvin L. Keating was appointed as the Company’s Interim President and Chief Executive Officer and on January 13, 2006, Karl H. Moeller, Jr. was appointed as the Company’s Interim Chief Financial Officer.
Liquidity Overview
During the first nine months of fiscal 2006 ended December 24, 2005 we used cash of $25.6 million in operating activities, investment in Alliance Ventures and other investments, and purchase of property and equipment. During that period we sold 137.0 million shares of UMC common stock for proceeds of $80.0 million. Sales of UMC common stock have been our main source of liquidity in the near term. There are no restrictions on our ability to sell our shares of UMC common stock and we sold our remaining 2.3 million shares of UMC by December 31, 2005 (see Note 16. Subsequent Events).
The value of our short-term investments in marketable securities decreased in the first nine months of fiscal 2006, principally attributed to the sale of 107.0 million UMC shares, together with a decrease in the price of Tower shares, partially offset by an increase in the value of UMC stock (which reflects a stock dividend of 10.3% in the second quarter of fiscal year 2006 ). Our holding in Tower has declined substantially in value in recent quarters. We have a limited ability to sell these securities and they may continue to decline in value in the future. UMC common stock shares are not traded in the United States and are subject to many of the same risks as foreign currency in addition to the risks of a company subject to the fluctuations of the semiconductor industry. The New Taiwan Dollar price of UMC common stock decreased by approximately 7.5% during quarter ended December 31, 2005 after an adjustment reflecting a 10.3% stock dividend. We have experienced declines in value in both our UMC and our Tower holdings in the past. Future decreases in the value of our holdings in Tower may require us to liquidate our holdings faster than we anticipate and result in less cash available for our continued operations.
Additionally, we are currently the subject of an audit by the Internal Revenue Service (“IRS”) with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed; however, we believe that it is too early to determine the impact on us of the resolution of this audit. We intend to file a petition in the U.S. tax court seeking a resolution of this dispute.
We believe that our current cash, cash equivalents, and short-term investments will be sufficient to fund our needs for at least the next twelve months. However, our business has used cash over the last several years. In order to finance general corporate needs, as well as strategic transactions and investments in research and development, we may rely on the debt and equity markets to provide liquidity. In the past several years, we have relied on our short-term investments to provide liquidity. As the Board evaluates the Company’s operations and business, it may change the Company’s strategy going forward. Additionally, in the past, we have been able to access the debt and equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance may impact our ability to raise capital. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our long-term cash needs.

Results of Operations
The percentage of net revenue represented by certain line items in our condensed consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%
Cost of revenue	67%	81%	85%	113%

Gross profit (loss)	33%	19%	15%	-13%

Operating expense:
Research and development	55%	88%	68%	81%
Selling, general and administrative	59%	57%	61%	53%

Total operating expense	113%	145%	129%	134%

Loss from operations	-81%	-126%	-114%	-147%
Gain on investments	239%	24%	124%	37%
Equity in loss of investees	-59%	-81%	-66%	-65%
Other expense, net	-1%	-1%	-2%	-8%

Loss before income taxes and minority interest in consolidated subsidiaries	98%	-243%	-60%	-201%

Provision (benefit) for income tax	50%	-54%	26%	-52%

Loss before minority interest in consolidated subsidiaries	47%	-189%	-87%	-150%

Minority interest in consolidated subsidiaries		3%	-1%	1%

Net gain/(loss)	47%	-186%	-88%	-148%

Net Revenue
Net revenue by segment and product line consisted of the following (in thousands, except percentage data):

	Three months ended December 31,				December 31,
	2005		2004		2005 vs 2004
		% of Net		% of Net	Percentage
	Amount	Revenue	Amount	Revenue	Change
Memory segment:
SRAM	$1,815	27%	$2,196	41%	-17%
DRAM	—		194	4%	-100%

Memory segment revenue	1,815	27%	2,390	45%	-24%
Non-memory segment:
Analog and Mixed Signal	3,190	48%	1,632	31%	95%
System Solutions	1,610	24%	1,278	24%	26%

Non-memory segment revenue	4,800	73%	2,910	55%	65%
Other	—		—

Net revenue	$6,615	100%	$5,300	100%	25%

	Nine months ended December 31,				December 31,
	2005		2004		2005 vs 2004
		% of Net		% of Net	Percentage
	Amount	Revenue	Amount	Revenue	Change
Memory segment:
SRAM	$6,295	35%	$7,889	44%	-20%
DRAM	47	0%	1,569	9%	-97%

Memory segment revenue	6,342	35%	9,458	53%	-33%
Non-memory segment:
Analog and Mixed Signal	8,104	45%	5,607	31%	45%
System Solutions	3,685	20%	2,906	16%	27%

Non-memory segment revenue	11,789	65%	8,513	47%	38%
Other	—		—

Net revenue	$18,131	100%	$17,971	100%	1%

Our net revenue for the third quarter of fiscal 2006 was $6.6 million, an increase of 25% compared to the same quarter of fiscal 2005. This increase in net revenue was due to a $1.9 million increase from the Non-Memory segment offset by a $0.6 million decrease in the Memory segment. Our net revenue for the first nine months of fiscal 2006 were $18.1 million, an increase of $0.2 million, or 1% from the first nine months of fiscal 2005. This year over year increase is primarily due to a $3.3 million increase in the Non-Memory segment offset by a $3.1 million decrease in the Memory segment.
Our SRAM revenue for the third quarter of fiscal 2006 was approximately $1.8 million, or approximately 27% of net revenue, compared to approximately $2.2 million, or approximately 41% of net revenue, in the third quarter of fiscal 2005. This represents a decrease of approximately $0.4 million, or 17%, from the third quarter of fiscal 2005, and resulted from a 29% decrease in unit sales combined with an 16% increase in average selling prices (“ASPs”). Our SRAM revenue for the first nine months of fiscal 2006 was $6.3 million, a decrease of $1.6 million, or 20%, from the first nine months from the first nine months of fiscal 2005. There was no DRAM revenue for the third quarter of fiscal 2006, compared to $194,000, or approximately 4% of net revenue, in the third quarter of fiscal 2005, For the first nine months of fiscal 2006, DRAM revenue was $47,000, a decrease of $1.5 million, or 97% from the same period in fiscal 2005. Currently DRAM product revenue is derived solely from supplying legacy DRAM inventories to existing customers. We expect revenue from DRAM products, which are being phased out, to eventually decline to $0.
Our Analog and Mixed Signal revenue for the third quarter of fiscal 2006 was $3.2 million, or approximately 48% of net revenue, compared to $1.6 million, or approximately 31% of net revenue in the third quarter of fiscal 2005. This represents an increase of approximately $1.6 million in net revenue from the third quarter of fiscal 2005 and resulted from a 100% increase in unit sales offset by a 2% decrease in ASPs. Our Analog and Mixed Signal revenue for the first nine months of fiscal 2006 was $8.1 million, a increase of $2.5 million, or 45%, from the first nine months from the first nine months of fiscal 2005. Unit volumes in this business unit tend to be greater than our other business units as the product lines generate relatively larger unit volumes at relatively lower ASPs.

Our System Solutions revenue for the third quarter of fiscal 2006 was $1.6 million, or approximately 24% of net revenue, compared to $1.3 million, or approximately 24% of net revenue, for the third quarter of fiscal 2005. This represents an increase of approximately $0.3 million in net revenue from the third quarter of fiscal 2005 and resulted from a 5% increase in unit sales combined with a 19% decrease in ASPs. Our Systems Solutions revenue for the first nine months of fiscal 2006 was $3.7 million, a increase of $0.8 million, or 27%, from the first nine months from the first nine months of fiscal 2005.
International net revenue in the third quarter of fiscal 2006 was $4.9 million, or approximately 74% of net revenue. This was a increase of approximately 13% from the same quarter in fiscal 2005. International net revenue is derived mainly from customers in Asia and Europe. Net revenue from Asia accounted for approximately 61% and Europe accounted for 8% of net revenue during the third quarter of fiscal 2006 compared to 44% and 12%, respectively, in the same quarter of fiscal 2005. Our Analog and Mixed Signal revenue comprised a larger percentage of net revenue in fiscal 2006, compared to fiscal 2005 with a large portion of the revenue attributed to products shipped to Taiwan and the rest of the Asia region.
For the third quarter of fiscal 2006, we had one customer who accounted for approximately 16% of our net revenue.
Net revenue to the non-PC portion of the market were approximately $4.2 million, or 63% of net revenue, for the third quarter of fiscal 2006 compared to $3.3 million, or 63% of net revenue for the third quarter of fiscal 2005. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics. The remainder of our net revenue is derived from applications in the PC market.
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
Gross Profit (Loss)
Gross profit for the third quarter of fiscal 2006 was $2.2 million, or approximately 33% of net revenue, compared to a gross profit of $1.0 million, or approximately 19% of net revenue, for the third quarter of fiscal 2005. Our gross profit for the first nine months of fiscal 2006 was $2.7 million, or 15% of the total net revenues compared to a gross loss of $2.4 million, or 13% of net revenues for the same period of fiscal 2005. The increase in gross profit is due in part to a change in product mix and increased volume in higher margin, Non-Memory products in addition to the sale of certain memory inventory that had previously been reserved. During the third quarter of fiscal 2006 gross profits were benefited by $0.2 million through the sale of partially reserved inventory. During the same quarter of fiscal 2005, we sold memory product inventory which had previously been written down by $1.7 million. During the first nine months of fiscal 2006 gross profits were benefited by $1.4 million through the sale of partially reserved inventory, offset by additional inventory reserves taken during the period compared to $10.3 million during the first nine months in fiscal 2005. We may continue to experience write-downs of inventory and from time to time benefits to our gross profit due to sale of previously written-down inventory.
Gross profit (loss) by reportable segments was as follows (in thousands, except percentage data):

	Three months ended December 31,		December 31,	Nine months ended December 31,		December 31,
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
			Percentage			Percentage
	Amount	Amount	Change	Amount	Amount	Change
Memory	$77	$619	88%	$(1,808)	$(4,733)	62%
Non-memory	2,075	383	442%	4,538	2,370	91%
Other	—	—		—	—

Total Gross profit (loss)	$2,152	$1,002	n/m	$2,730	$(2,363)	n/m

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

Research and Development
Research and development expense consists primarily of salaries and benefits for engineering design, facilities costs, equipment and software depreciation and amortization, intangible amortization, wafer masks and tooling costs, and test wafers. Research and development expense was $3.6 million, or approximately 55% of net revenue, for the third quarter of fiscal 2006. This compares to $4.7 million, or approximately 88% of net revenue, for the same quarter of fiscal 2005. Research and development expenses were $12.3 million, or 68% of net revenue, for the first nine months of fiscal 2006 compared to $14.5 million, or 81% of net revenue, for the same period of fiscal 2005. Lower research and development expenses in the second quarter of 2006 compared to the second quarter of fiscal 2005 reflect expense reductions in headcount, outside services, and amortization of technology licenses.
Research and development expense by reportable segments was as follows (in thousands, except percentage data):

	Three months ended December 31,		December 31,	Nine months ended December 31,		December 31,
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
			Percentage			Percentage
	Amount	Amount	Change	Amount	Amount	Change
Memory	$291	$1,019	-71%	$1,246	$3,021	-59%
Non-memory	3,352	3,659	-8%	11,058	11,513	-4%
Other	—	—		—	—

Total research and development	$3,643	$4,678	-22%	$12,304	$14,534	-15%

We believe that investments in research and development are necessary to remain competitive in the marketplace. As indicated by segment allocation in third quarter fiscal 2006 and 2005, we devoted a greater proportion of the research and development resources to the value-added products of our Non-Memory segment. Additionally, research and development expense may increase in absolute dollars in future periods due to an increase in research and development personnel, an increase in mask costs associated with releasing newly developed products to production, and to the extent that we acquire new technologies to diversify our existing product bases.
Selling, General and Administrative
Selling, general and administrative expense include salaries and benefits associated with sales, sales support, marketing and administrative personnel, as well as sales commissions, outside marketing costs, travel, equipment depreciation and software amortization, facilities costs, bad debt expense, insurance and legal costs.
Selling, general and administrative expense for the third quarter of fiscal 2006 were $3.9 million, or 59% of net revenue, as compared to $3.0 million, or 57% of net revenue, in the third quarter of fiscal 2005. Selling, general and administrative expenses were $11.1 million, or 61% of net revenue, for the first nine months of fiscal 2006 compared to $9.5 million, or 53% of net revenue, for the same period of fiscal 2005. Included in the Selling General and Administrative expenses for the second quarter of fiscal year 2006 are the legal settlement expenses as further discussed in Part II, Item 1, “Legal Proceedings,” and other costs associated with the proxy contest.
Selling, general and administrative expense by reportable segments was as follows (in thousands, except percentage data):

	Three months ended December 31,		December 31,	Nine months ended December 31,		December 31,
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
			Percentage			Percentage
	Amount	Amount	Change	Amount	Amount	Change
Memory	$1,006	$1,033	-3%	$2,819	$3,175	-11%
Non-Memory	2,769	1,886	47%	7,892	6,071	30%
Unallocated	121	89	36%	362	293	24%

Total selling, general and administrative	$3,896	$3,008	30%	$11,073	$9,539	16%

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
Gain on Investments
During the first nine months of fiscal year 2006, we recorded a gain of $23.1 million principally due to the sale of 137 million common shares of UMC. $6.7 million of the gain was attributed to the sale of two Solar investee companies. We recorded a gain in the first nine months of fiscal year 2005 of $5.3 million on the sale of 23.4 million common shares of UMC.
Equity in Loss of Investees
Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to their ability to exercise their influence on the operations of investees resulting primarily from ownership interest and/or board representation. Our proportionate share in the net losses of the equity investees of these venture funds was approximately $12.0 million for the first nine months of fiscal 2006. This compares to a loss of approximately $7.5 million for the first nine months of fiscal 2005. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that it will incur additional losses in future periods.
Other Expense, Net
Other expense, net represents interest income from short-term investments, foreign withholding tax, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first nine months of fiscal 2006, other expense, net was approximately $391,000 compared to other expense net of approximately $1.5 million in the first nine months of fiscal 2005. The decrease in other expense, net, as compared to the second quarter of fiscal 2005 is due a cash dividend from UMC in the second quarter of fiscal year 2006, along with a decrease in foreign withholding tax expense and other expenses.
Provision (Benefit) for Income Tax
For the first nine months of 2006 and 2005, we recorded income tax expense of $3.3 million and income tax benefit of $9.3 million, respectively. This results in a negative effective tax rate for the first nine months of 2006 of 51.6% and an effective tax rate for the first nine months of 2005 of 25.7%. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
In January 2004 and April 2003 we received tax refunds from the IRS totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000. In December 2003 the IRS began an audit of the tax years ended March 31, 1999 through March 31, 2002. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect the resolution of this matter will have on our financial condition, including our liquidity. We intend to file a petition in the U.S. tax court seeking a resolution of this dispute.
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
We believe that our current cash, cash equivalents, and short-term investments will be sufficient to fund our needs for at least the next twelve months, based on the Company’s current projections. We had announced in September 2005 that we planned to liquidate our holdings in United Microelectronics Corp. (“UMC”) during the fourth quarter of calendar year 2005 and use a portion of proceeds from such liquidation to achieve a return of value to our stockholders by way of an issuer tender offer in the fourth quarter of calendar year 2005. As previously announced, we have liquidated our position during the fourth quarter of calendar year 2005 and currently hold the majority of those proceeds in highly liquid investments. The Board of Directors is currently evaluating the use of those funds in the light of potential future obligations.. We are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For the years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed. We believe that it is too early to determine the impact of the resolution of this audit and the magnitude of any disallowance; however, a substantial portion of these refunds may be disallowed. We intend to file a petition in the U.S. tax court seeking a resolution of this dispute. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs.
A substantial portion of our assets consist of securities that we may have a limited ability to sell and which have experienced significant declines in value.
We have held, and continue to hold, significant investments in securities of other companies. These assets may experience declines in value as a result of factors beyond our control, which may adversely affect our operating results and financial condition. In September 2005 we announced that we had commenced an orderly liquidation of our UMC shares, which we completed in the fourth quarter of calendar year 2005.
In September 2005 the Company’s Board of Directors announced that during the current tax year the Company expects to sell a sufficient number of high-tax-basis Tower ordinary shares to offset capital gains resulting from the sales of the UMC shares. Contractual restrictions also limit our ability to transfer our investment in Tower ordinary shares until January 2006, as well as limitations on the rate that we can transfer these shares under Securities laws. Tower’s ordinary share price has been subject to significant fluctuations in value. For example, during fiscal 2005, the price of Tower’s ordinary shares decreased by approximately 78% and during the quarter ended December 31, 2005, Tower ordinary shares increased in value by 29.8%.. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition.
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
We depended historically to a large extent on the continued contributions of our founder, N. Damodar Reddy, the Chairman of the Board and our former Chief Executive Officer, President and Interim Chief Financial Officer. Pursuant to the Settlement Agreement, the Company separated the offices of Chairman and Chief Executive Officer, In December 2005 Melvin L. Keating was appointed as the company’s Interim President and Chief Executive and in January 2006 Karl H. Moeller, Jr. was appointed Interim Chief Financial Officer. Transitions in senior management can create a level of uncertainty and potential disruption to relationships with customers, prospective customers, employees and business partners, particularly in the short term and such change could have an adverse effect on our business, financial condition and results of operations.
We may be unable to hire, attract and retain key personnel who are critical to the success of our business.
During the first nine months of fiscal 2006, a number of officers and operational personnel have departed the Company. Due in part to the uncertainties associated with the recent proxy contest and the change in the board of directors, it has been difficult to hire qualified personnel for certain position. It is possible that recent turnover in staff will have a material impact on our business.
Since the beginning of calendar 2005, we have replaced our Chief Financial Officer twice. Although we have retained a new Interim Chief Financial Officer and engaged interim financial expertise to assist him, we may not be maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements. In fiscal 2005, we lacked sufficient finance and accounting staff with adequate depth and skill in the application of GAAP with respect to: (i) external financial reporting, specifically the completeness and accuracy of footnote disclosures related to segment reporting, stock based compensation, and income taxes, and (ii) revenue recognition, specifically relating to the review of an evidence of an arrangement and the transfer of title and (iii) review procedures over the accounting for significant and unusual transactions and equity method investments. This control deficiency resulted in audit adjustments to revenue, cost of sales, and financial statement disclosures related to segment reporting, stock based compensation, and income taxes which were reflected in the financial statements for the year ended March 26, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that could not be prevented or detected. This material weakness also contributed to the following individual material weakness as of March 31, 2005: We did not maintain effective control over the existence and valuation of certain of its inventory and the related cost of goods sold accounts. Specifically, we did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine reserves for slow-moving and excess and obsolete inventory in accordance with generally accepted accounting principles. These control deficiencies resulted in an audit adjustment to inventory and cost of goods sold for the year ended March 31, 2005. Additionally, although we have been remediating this control deficiency, it could still result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that could not be prevented or detected.
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
As of the end of the fiscal year ended March 31, 2005, our management evaluated and concluded that our internal control over financial reporting was not effective, and our independent registered public accounting firm issued an adverse opinion on our internal control over financial reporting, although we have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. Since the fiscal year ended March 31, 2005, we have taken several additional steps towards remediation of these material weaknesses. Nonetheless, partially due to the continued turnover during the nine months ended December 31, 2005 and lack of adequate internal staff during the quarter ended December 31,2005 in the accounting and finance department, we have struggled to regain knowledge and experience with regard to our accounting policies and procedures to enable filing of this Quarterly Report on Form 10-Q for the period ended December 31, 2005.
Pricewaterhouse Coopers, LLP, our independent registered public accounting firm, resigned on December 6, 2005, and their departure added to our difficulty in regaining the necessary knowledge and experience to ensure internal control over our financial reporting. Since that date the Audit Committee has been soliciting firms to become our independent registered public accounting firm. Any firm that accepts this appointment may raise additional concerns about our internal control over financial reporting and add additional remediation steps, the costs of which could have a material adverse effect on our results of operations.
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
In the future, if we continue to have material weaknesses in our internal control over financial reporting, they could result in a material misstatement in future financial statements, and we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, we may continue to experience weaknesses in our disclosure controls and procedure and be delinquent with our SEC periodic filing requirements. Such delays in SEC filings has caused us to not be in compliance with NASDAQ’s continued listing requirements and if we are not able to regain compliance in a timely manner, we will be subject to NASDAQ delisting. Such delays in filing could also cause the SEC to revoke the registration of our securities under Section 12(j) of the Securities Exchange Act of 1934.
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
Like many semiconductor companies, which operate in a highly competitive, dynamic environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Although we have developed and sold Analog and Mixed Signal and System Solutions products to supplement our traditional Memory product offerings, we have less operating history and limited product offerings in these markets, and we have had limited success with these products and with developing and selling new products. In fiscal 2005, we wrote down certain of our inventory, recognizing pretax charges of approximately $9.3 million. In addition, our performance during the third quarter of fiscal 2006 and fiscal 2005, 2004 and 2003 was generally characterized by weak demand for our Memory products. Although average selling prices (“ASPs”) of our SRAM and DRAM products, and certain of our other products, have generally declined over time, the selling prices for such products are very sensitive to supply and demand conditions in our target markets. In our most recent quarter we continued to experience declines in the ASPs of most of our SRAM products and we expect the ASPs for most of our SRAM and DRAM products to decline in the future, principally because of increased market competition and an increased supply of competitive products in the market. We no longer develop DRAM products and DRAM revenue is derived solely from supplying legacy DRAM products to existing customers. As a result, we expect revenue from DRAM products to comprise a significantly smaller portion of overall revenue in fiscal 2006 than in fiscal 2005, and on a quarter-to-quarter basis. Our DRAM revenue declined to $0 in the most recent quarter ended December 31, 2005, and we do not expect any substantial DRAM revenues in the future. In fiscal 2006, revenue from our sale of DRAM products was approximately $47,000, compared to $1.6 million in fiscal 2005, and in the most recent third quarter of fiscal 2006 our DRAM revenue declined to zero compared to $194,000 in the third quarter of fiscal 2005, and we do not expect any substantial DRAM revenues in the future. Factors that may affect our ability to develop and sell new products includes, but not limited to:
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
We conduct a significant and growing portion of our business internationally. For example, international net revenue, principally from customers in Asia and Europe, constituted approximately 74% of our net revenue in the past quarter, and approximately 68% of our net revenue in fiscal 2005 and 67% of our net revenue in fiscal 2004. All of our foundries and a majority of our assembly and test subcontractors are abroad, and we conduct significant operations in India, which we expect to continue to expand significantly over the next several years. Accordingly, our international operations are subject to a number of risks, including but not limited to:
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
The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as we have experienced from time to time. Our ability to maintain adequate levels of inventory is primarily dependent upon us obtaining sufficient supply of products to meet future demand, and inability to maintain adequate inventory levels may adversely affect our relations with our customers. In addition, we must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for our products is volatile and subject to rapid technology and price change, we will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of our key customers place orders with short lead times. Our customers’ ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which have had a material adverse effect on our results of operations. In the third quarter of fiscal 2006 there were no additional writedowns of our inventory. In fiscal 2005 and 2004, we recorded pretax charges totaling approximately $9.3 million and $2.9 million, respectively, primarily to reflect such excess and a decline in market value of certain inventory. We cannot be certain that in the future we will not produce excess quantities of any of our products. We also recorded a write-down of our investment in Tower wafer credits of $9.5 million during the second quarter of fiscal 2003. We also cannot be certain that additional write-downs of wafer credits will not occur in future periods. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.
We may not be able to compete successfully in a highly competitive industry.
We face intense competition, and many of our principal competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than we do, any of which factors may place such competitors and potential competitors in a stronger competitive position than us. In addition, the intense competition we face could result in pricing pressures, reduced product revenue, reduced margins or lost market share, any of which could harm our operating results and cause our stock price to decline. We have also recently started selling Analog and Mixed Signal and System Solutions products. The markets for these products include additional competitors, such as Cypress Semiconductor Corporation, Integrated Device Technology, Integrated Silicon Solutions, Inc., Maxim Integrated Products, PLX Technology Inc., Samsung Corporation, and other U.S., Japanese, Korean and Taiwanese manufacturers. Because of our limited operating history in these markets, we may have difficulties competing with more established companies in these markets. Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including, but not limited to:
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

Liquidity and Capital Resources
At December 31, 2005, we had approximately $53.7 million in cash and cash equivalents, an increase of approximately $51.3 million from March 31, 2005 and approximately $32.5 million in working capital, a decrease of approximately $5.8 million from $38.3 million at March 31, 2005. We had short-term investments in marketable securities whose fair value at December 31, 2005 was $8.9 million, a decrease of $73.5 million from $82.4 million at March 31, 2005.
During the first nine months of fiscal 2006, cash used from operations was $25.6 million. This was primarily the result of a net loss of $15.9 million less non-cash items of $3.0 million, and changes in cash provided from changes in assets and liabilities of $6.7 million. During the first nine months of fiscal 2005, cash used from operations was $16.7 million. This was primarily the result of a net loss of $16.7 million less non-cash items of $5.1 million, an increase in inventory of $7.6 million, a decrease in accounts payable and accruals of $1.0 million, and a decrease in deferred taxes and taxes payable of $2.3 million offset by a decrease in accounts receivable and other assets of $2.8 million.
During the first nine months of fiscal 2006, investing activities provided cash of $78.8 million. This was primarily the result of sales of securities, primarily UMC Common Stock, of $85.7 million offset by additional investments in Alliance Ventures companies of $8.5 million and capital equipment purchases of $351,000 During the first nine months of fiscal 2005, investing activities provided cash of $12.9 million. This was primarily the result of sales of UMC Common Stock of $18 million offset by additional investments in Alliance Ventures companies of $4.8 million and capital equipment purchases of $363,000.
At December 31, 2005, we had restrictions on certain shares. We hold approximately 8.3 million Tower ordinary shares, with an adjusted cost basis of $12.9 million, which are restricted.
Management believes these sources of liquidity and financing will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:
Off-Balance Sheet Contractual Obligations
(in thousands)

	Less than 1
	Year	1- 3 Years	4 -5 Years	After 5 Years	Total

Operating leases (1)	$1,377	$129	$—	$—	$1,506
Commitment to invest in CAD tools (2)	643	256	—	—	899
AVM commitments (3)	10,000	20,000	20,000	23,900	73,900
Wafer purchase commitments (4)	1,595	—	—	—	1,595

TOTAL	$13,615	$20,385	$20,000	$23,900	$77,900

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under lease.

(3)	We have contractual funding commitments to the Alliance Venture Management partnerships in our capacity as the sole limited partner in each of the five AVM partnerships. As the sole limited partner, we can exercise our right under the Limited Partnership Agreements to early terminate any of the Partnerships, which would then result in liquidation of the Partnerships in an orderly manner and would mean no additional funding obligations on our part. The allocation of future AVM commitments is based on a forecast of funding commitments by investee company for fiscal 2006. The forecast for the years subsequent to fiscal 2006 is based on estimated funding requirements which are consistent with fiscal 2005 actual investments and the fiscal 2006 forecast.

(4)	Wafer purchase commitments are future payments related to the delivery of wafers currently being processed in our contracting foundries.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the nine months ended December 31, 2005. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating some of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at December 31, 2005.
Investment Risk
As of December 31, 2005 our short-term investment portfolio consisted of marketable equity securities in UMC and Tower. We have sold our remaining UMC securities, but the Tower securities are subject to market fluctuations. For example, during the nine months ended December 31, 2005 the share price of Tower Semiconductor increased in value by approximately 2.0%. As of December 31, 2005, we had approximately 4.1 million ordinary shares of Tower that are classified as short-term.
We also have an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of December 31, 2005, we had approximately 4.2 million shares that are recorded as long-term. We review our long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, we recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on our investment in Tower shares. As of December 31, 2005, we held $13.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Manufacturing Fabrication Unit 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will not occur until December 2007. We have converted $3.9 million of previously existing wafer credits to 2.5 million Tower ordinary shares in January 2006 pursuant to our agreements with Tower. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.
Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. We have in the past entered into “indexed debt” transactions to partially hedge its investments in Adaptec and Vitesse. We have not entered into any additional hedging transactions during fiscal 2004, fiscal 2005, or the second quarter of fiscal 2006, but may do so in the future
Foreign Currency Risk
Almost all of our semiconductor business transactions are conducted in US dollars thus partially mitigating effects from adverse foreign currency fluctuations.
As of December 24, 2005, we owned approximately 2.3 million shares of UMC, a publicly traded Company in Taiwan. These shares are not tradable in the United States and they are subject to many of the same risks associated with foreign currency. The market value of these holdings on December 24, 2005, based on the price per share of 19.95 New Taiwan Dollars (“NTD”) and the NTD/US dollar exchange rate of 33.17 NTD per $US was US $1.2 million. The value of these investments could be impacted by foreign currency fluctuations that could have a material impact on our financial condition, results of operations, and cash flows in the future. Our risk related to the NTD/US dollar exchange rate was substantially reduced during the third fiscal quarter as a result of our sale of 104 million shares of UMC common stock during that period.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2005, our disclosure controls and procedures were still not effective because of the material weaknesses discussed below.
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
During the first fiscal quarter we took several steps towards remediation of the material weaknesses described above. Specifically, we implemented additional procedures over the tracking, physical verification and reconciliation of inventories held at third party locations, including the review of inventory related reserves. However, the continued turnover and lack of adequate internal staff in the accounting and finance department during the quarter ended September 30, 2005 resulted in the loss of knowledge and experience with regard to our accounting policies and procedures and increased the amount of time required to perform the control procedures and develop financial information necessary to prepare and make necessary filings with the Securities and Exchange Commission. Consequently, we were not able to complete the preparation of our Quarterly Report on Form 10-Q for the second fiscal quarter, for a timely filing. This turnover continued during the quarter ended December 31, 2005, which has made it difficult and time consuming to complete the tasks necessary to prepare our Quarterly Report on Form 10-Q for the third fiscal quarter. We plan to take additional steps toward remediating the material weaknesses in our controls and procedures, and have hired Karl H. Moeller, Jr. as Interim Chief Financial Officer and increased our headcount in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel.
(c) Changes in internal control over financial reporting.
Other than the change discussed in (b) above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings.
In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believe that we never were properly served with process in this action, and that the Canadian court lacks jurisdiction over us in this matter. In February 1999, the court granted our motion and set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeal in June 2000. In July 2000, the Court of Appeals remitted the question of whether the default judgment should be set aside to the lower Court to allow the parties to take depositions regarding the issue of service of process. The Court of Appeals also set aside the assessment of damages arising out of the default judgment.
The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us.
From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on Alliance, but also held that this did mean that service was “cured” for all purposes. Alliance was granted leave to appeal this decision to the British Columbia Court of Appeal. On September 12, 2005, the British Columbia Supreme Court heard Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment. On October 14, 2005 the British Columbia Supreme Court held that the plaintiffs had provided sufficient notice of the action to Alliance prior to November 20, 1986 to constitute effective service. Our request seeking leave to appeal the ruling to the British Columbia Court of Appeal was denied.
We have brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter. This motion was argued and a decision of the court is pending. A motion by Mr. Balla seeking to seize property by reinstating the 1998 judgment was argued and is also pending.
We believe we have several viable defenses available to us should the court rule it has jurisdiction and restore the default judgment or if Mr. Balla seeks to amend the original claim and start the lawsuit anew. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. We have filed a motion asking the bankruptcy court to enjoin Mr. Balla from proceeding further in the British Columbia Court.
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
On December 3, 2002, we and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleged that we terminated an oral sales agreement (“Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleged that our termination of the Agreement was without cause and that we had materially breached the Agreement, and certain other matters, including misappropriation of trade secrets. Plaintiff sought compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. Plaintiff served the complaint on us and our former Vice President of Sales on December 9, 2002. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against Alliance was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute have been stayed pending the resolution of the arbitration proceedings. On October 27, 2005 we settled this claim and the settlement amount is reflected in the Selling, general and administrative expense in our second quarter of fiscal year 2006.

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
In addition, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Management’s Discussion and analysis of Financial Condition and Results of Operations — Provision (Benefit) for Income Tax. We intend to file a petition in the U.S. tax court seeking a resolution of this dispute.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders.
In connection with the 2005 annual meeting of stockholders previously scheduled for October 20, 2005 (the “Old Annual Meeting”), the Company’s incumbent board and affiliates of Riley & Co. engaged in a proxy contest with two proposed slate of directors advocating differing corporate policy (the “Contest”). On October 17, 2005, the Company, members of its incumbent board and its new board entered into a settlement of the Contest (the “Settlement Agreement”). Pursuant to the Settlement Agreement (1) the Old Annual Meeting was cancelled and a new 2005 annual meeting of stockholders, with a record date of December 2, 2005, was scheduled for January 31, 2006; (2) Alliance’s board of directors and board committees were reconstituted such that the board was expanded from five to seven members to include five nominees of Riley & Co. and each of the board committees would include two nominees of Riley & Co.; and (3) Company agreed to reimburse B. Riley & Co., Inc., which is controlled by Bryant R. Riley, for up to $450,000 of its actual out-of-pocket costs actually incurred (such as printers, proxy solicitor fees and expenses, California and Delaware counsel and actual out-of-pocket expense for telephone, courier and travel) directly related to its campaign to elect at the Old Annual Meeting the nominees described in its proxy statement filed with the Securities and Exchange Commission on September 19, 2005.
Subsequent to the Settlement Agreement, the annual meeting of stockholders scheduled for December 2, 2005 was rescheduled for January 31, 2006, with a record date of December 2, 2005. At the annual meeting held on January 31, 2006, nominees Bryant R. Riley, Alan B. Howe, Bob D’Agostino, J. Michael Gullard, C.N. Reddy and N. Damodar Reddy were elected as directors. A more complete report of this election will be provided in our Annual Report on Form 10-K for the period ended March 31, 2006.

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
When the Act was written, its drafters (and Congress) concluded that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential need to provide additional investor protection, the Act and rules under it contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the our board of directors.
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
On the other hand, we believe that the investments that it currently holds in Tower, and previously held in UMC and Chartered, even though in companies that we do not control, are properly regarded as strategic deployments of our assets for the purpose of furthering our memory chip business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the SEC utilizes in determining investment company status, we have never held ourselves out as an investment company; our historical development has focused almost exclusively on the memory chip business; the activities of our officers and employees have been overwhelmingly addressed to achieving success in the memory chip business; and prior to the past few years, our income (and losses) have been derived almost exclusively from the memory chip business. Accordingly, we believe that we are properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.
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
In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies from Alliance Venture Management and taken certain additional actions. As noted in the “Overview” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I of this report), the new board of directors is evaluating the Company’s approach to its operating businesses and investments, and the results of this review could affect our compliance with the Act.

Item 6.
Exhibits
(c) Exhibits.

Exhibit No.	Description
10.1 Settlement Agreement by and among Alliance Semiconductor Corporation and the other signatories listed therein dated as of October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 23, 2005).
10.2 Form of Amendment to Indemnity Agreement approved by the Board of Directors on October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 23, 2005).
10.3 Employment Agreement with Melvin L. Keating dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2005).
10.4 Stock Option Agreement with Melvin L. Keating dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2005).
31.1 Certificate of Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 7, 2006.
31.2 Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 7, 2006.
32 Certificate of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 7, 2006.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
February 7, 2006	By:	/s/ Melvin L. Keating
Interim Chief Executive Officer
(Principal Executive Officer)

February 7, 2006	By:	/s/ Karl H Moeller, Jr
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index
Exhibits:
10.1 Settlement Agreement by and among Alliance Semiconductor Corporation and the other signatories listed therein dated as of October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 23, 2005).
10.2 Form of Amendment to Indemnity Agreement approved by the Board of Directors on October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 23, 2005).
10.3 Employment Agreement with Melvin L. Keating dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2005).
10.4 Stock Option Agreement with Melvin L. Keating dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2005).
31.1 Certificate of Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 7, 2006.
31.2 Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 7, 2006.
32 Certificate of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 7, 2006.