Form 10-Q/A
period 2005-12-24
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2006-02-28
CIK 913293

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended December 31, 2005

EXPLANATORY NOTE
As announced in a Form 8-K filed on February 13, 2006, on February 9, 2006 the Audit Committee of the Company’s Board of Directors engaged a new independent registered public accounting firm. The Form 10-Q for the period ended December 24, 2005, originally filed by the Company on February 8, 2006, is hereby amended and restated in order to include unaudited consolidated financial statements that have been reviewed by them under Statement on Auditing Standards No. 100. Their review opinion is attached hereto as Exhibit 23.1. The primary differences in presentation of the unaudited consolidated financial statements reflected in this amendment and restatement are explained in Note 1 to such financial statements. In addition, Item 2 of Part I and Items 1 and 5 of Part II have been amended in order to update disclosures contained in the Form 10-Q as originally filed.

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$53,675	$2,397
Short-term investments	8,894	82,444
Accounts receivable, net	2,506	1,677
Inventory	7,961	7,320
Receivables from sale of securities	6,205	0
Related party receivables	249	344
Other current assets	5,526	5,830

Total current assets	85,016	100,012
Property and equipment, net	3,159	4,316
Investment in Tower Semiconductor (excluding short-term portion)	7,403	8,780
Alliance Ventures and other investments	20,124	24,865
Deferred tax assets	432	19,736
Other assets	539	542
Intangible assets	498	1,290

Total assets	$117,171	$159,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,746	$5,275
Accrued liabilities	1,735	1,768
Income tax payable	34,447	34,855
Deferred income tax	432	19,736

Total current liabilities	42,360	61,634

Other liabilities	11	45

Total liabilities	42,371	61,679

Commitments and contingencies (Notes 9 and 12)
Minority interest in subsidiary companies	588	441

Stockholders’ equity:
Common stock	438	438
Additional paid-in capital	201,622	201,551
Treasury stock (8,155 shares at cost at December 31, 2005 and March 31, 2005, respectively)	(68,524)	(68,524)
Accumulated deficit	(59,582)	(43,712)
Accumulated other comprehensive income	258	7,668

Total stockholders’ equity	74,212	97,421

Total liabilities and stockholders’ equity	$117,171	$159,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenue	$6,615	$5,300	$18,131	$17,971
Cost of revenue	4,463	4,298	15,401	20,334

Gross profit (loss)	2,152	1,002	2,730	(2,363)

Operating expense:
Research and development	3,643	4,678	12,304	14,534
Selling, general and administrative	3,896	3,008	11,073	9,539

Total operating expense	7,539	7,686	23,377	24,073

Loss from operations	(5,387)	(6,684)	(20,647)	(26,436)
Gain on investments	16,442	1,281	23,128	6,637
Writedown of marketable securities and venture investments	(654)	(3,159)	(1,054)	(3,159)
Equity in loss of investees	(3,888)	(4,286)	(11,983)	(11,744)
Other expense, net	(46)	(48)	(391)	(1,475)

Gain/(loss) before income taxes and minority interest in consolidated subsidiaries	6,467	(12,896)	(10,947)	(36,177)

Provision (benefit) for income tax	3,340	(2,882)	4,768	(9,300)

Gain/(loss) before minority interest in consolidated subsidiaries	3,127	(10,014)	(15,715)	(26,877)

Minority interest in consolidated subsidiaries	—	138	(155)	221

Net gain/(loss)	$3,127	$(9,876)	$(15,870)	$(26,656)

Net gain/(loss) per share:
Basic and Diluted	$0.09	$(0.28)	$(0.45)	$(0.75)

Weighted average number of common shares:
Basic and Diluted	35,594	35,475	35,575	35,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net (loss)	$(15,870)	$(26,656)
Adjustments to reconcile loss to net cash used in
operating activities:
Depreciation and amortization	2,300	4,693
Minority interest in subsidiary companies, net of tax	155	(221)
Equity in loss of investees	11,983	11,744
Gain on investments	(23,137)	(6,637)
Proceeds of short term securities in conjunction with sale of an investee of Solar Venture Partners	(841)	—
Other	326	—
Write-down of marketable securities and venture investments	1,054	3,159
Provision for income tax	4,768	—
Inventory write-down	—	7,867
Deferred income tax	—	(6,191)
Changes in assets and liabilities:
Accounts receivable	(829)	2,142
Inventory	(641)	(6,323)
Related party receivables	95	(51)
Other assets	307	1,393
Accounts payable	471	(4,417)
Accrued liabilities	(33)	(903)
Income tax payable	(408)	(3,203)

Net cash used in operating activities	(20,300)	(23,604)

Cash flows from investing activities:
Purchase of property and equipment	(351)	(637)
Purchase of technology license	—	(400)
Proceeds from sale of available-for-sale securities	81,384	27,679
Purchase of Alliance Ventures and other investments	(9,504)	(7,675)

Net cash provided by investing activities	71,530	18,967

Cash flows from financing activities:
Net proceeds from exercise of stock options	71	659
Principal payments on lease obligations	(23)	(29)

Net cash provided by financing activities	48	630
Net increase/(decrease) in cash and cash equivalents	51,278	(4,007)
Cash and cash equivalents at beginning of the period	2,397	6,107

Cash and cash equivalents at end of the period	$53,675	$2,100

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$—	$(40)

Cash paid for interest	$—	$2

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
As announced in a Form 8-K filed on February 13, 2006, on February 9, 2006 the Audit Committee of the Company’s Board of Directors engaged a new independent registered public accounting firm. The unaudited consolidated financial statements contained herein have been reviewed by them under Statement on Auditing Standards No. 100. The primary differences in presentation of the unaudited consolidated financial statements reflected in this amended and restated Form 10-Q as compared to those contained in the originally filed Form 10-Q are as follows.
1.	In the Condensed Consolidated Balance Sheets, Receivables from sale of securities, which were approximately $6.2 million as of December 31, 2005, has been separated out from Other current assets and now appears on its own line item.

2.	In the Condensed Consolidated Balance Sheets, the amount of Deferred tax assets has been reduced. As disclosed in Note 4, the Company sold a substantial portion of its investment in UMC stock. As a result of these sales our deferred tax liability decreased by $19.3 million as of December 31, 2005. The recognition of previously deferred tax liabilities resulted from realized gains on UMC that were previously unrealized. The remaining balance of $432,000 represents the unrealized gains on UMC stock still held by the Company at that date. Accordingly, we have reduced the amount of Deferred tax assets to $432,000, the amount we expect to realize.

3.	In the Condensed Consolidated Statement of Operations, $654,000 of Writedown of marketable securities and venture investments was reclassified out of Gain on investments for the Three months ended December 31, 2005, resulting in a Gain on investments for the period of $16.4 million. This reclassification also changed the amounts in Writedown of marketable securities and venture investments to $1.1 million and Gain on investments to $23.1 million for the Nine months ended December 31, 2005.

4.	Adjustments were made to the Consolidated Statements of Cash Flows in order to reallocate certain cash flows between operating activities and investing activities, although there has been no change in the amount of cash and cash equivalents at the end of nine months ended December 31, 2005. Net cash used in operating activities and Net cash provided by investing activities for the nine months ended December 31, 2005 are currently shown as $(20.3) million and $71.5 million, respectively, compared to $(25.6) million and $76.8 million, respectively, in the originally filed Form 10-Q.
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
Note 2. Stock-Based Compensation
At December 31, 2005, we had options outstanding under three stock-based compensation plans: The 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. We accounted for these plans using the intrinsic-value based method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement 123.” No stock-based compensation cost is reflected in our operating results, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for awards granted under its 2002 Stock Option Plan, 1993 Director’s Stock Option Plan and 1996 Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the three and nine months ended December 31, 2005 and December 31, 2004, would have been as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net gain/(loss), as reported	$3,127	$(9,876)	$(15,870)	$(26,656)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(318)	(291)	(1,491)	(1,266)

Pro forma net gain/(loss):	$2,809	$(10,167)	$(17,361)	$(27,922)

Gain/(Loss) per share:
Basic and diluted — as reported	$0.09	$(0.28)	$(0.45)	$(0.75)

Basic and diluted — pro forma	$0.08	$(0.29)	$(0.49)	$(0.79)

Number of shares — as reported and pro forma	35,594	35,475	35,575	35,363

Number of shares — pro forma	35,594	35,475	35,582	35,475

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the nine months ended December 31, 2005 and December 31, 2004 was $1.89 and $1.94, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.4%	3.5%	4.0%	3.6%
Volatility	60.0%	40.7%	70.0%	49.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Note 3. Balance Sheet Components
Short-term Investments
Short-term investments include the following at December 31, 2005 and March 31, 2005 (in thousands):

	December 31, 2005			March 31, 2005
	Number of	Adjusted Cost		Number of	Adjusted Cost
	Shares	Basis	Market Value	Shares	Basis	Market Value
United Microelectronics Corp.	2,277	$1,042	$1,222	128,146	$64,661	$77,505
Citrix Systems, Inc.	—	1,254	1,254	—	—	—
Tower Semiconductor Ltd.	4,088	6,295	6,418	3,207	4,939	4,939

		$8,591	$8,894		$69,600	$82,444

Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet and are carried at cost. If the restrictions expire within 12 months, and the investment can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The investment in Citrix Systems, Inc. is the undistributed cash proceeds from the sale of the Citrix securities and collection of the receivable from the sale of Netscaler.
Long-term Investments
At December 31, 2005 and March 31, 2005, long-term investments were as follows (in thousands):

	December 31, 2005		March 31, 2005
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd. Shares	4,200	$6,403	5,701	$8,780
Tower Semiconductor Ltd. Debentures		1,000		—
Alliance Ventures’ investments		19,085		23,256
Solar Venture Partners, LP’s investments		1,039		1,609

		$27,527		$33,645

Inventory
At December 31, 2005 and March 31, 2005, inventory was as follows (in thousands):

	December 31, 2005	March 31, 2005
Work in process	$3,685	$2,146
Finished goods	4,276	5,174

	$7,961	$7,320

Intangible Assets
At December 31, 2005 and March 31, 2005, intangible assets were as follows (in thousands):

			Net
		Accumulated	Intangible
December 31, 2005	Cost	Amortization	Assets
Technology license	4,230	(3,761)	469
Patents	1,403	(1,374)	29

	$5,633	$(5,135)	$498

			Net
		Accumulated	Intangible
March 31, 2005	Cost	Amortization	Assets
Technology license	4,230	(3,229)	1,001
Patents	1,403	(1,114)	289

	$5,633	$(4,343)	$1,290

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

Accumulated Other Comprehensive Income
At December 31, 2005 and March 31, 2005, the accumulated other comprehensive income was as follows (in thousands):

	Unrealized		Net Unrealized
December 31, 2005	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$308	$(124)	$184
Citrix Systems, Inc.	—	—	—
Tower Semiconductor Ltd.	123	(49)	74

	$431	$(173)	$258

	Unrealized		Net Unrealized
March 31, 2005	Gain/(Loss)	Tax Effect	Gain/(Loss)
United Microelectronics Corporation	$12,844	$(5,176)	$7,668

Note 4. Investment in United Microelectronics Corporation
During the third quarter ended December 31, 2005, we sold our remaining 106.3 million shares of United Microelectronics Corporation (“UMC”) common stock, and received the proceeds of all but 2.3 million shares sold subsequent to December 24, 2005 (See Note 10 Subsequent Events). At March 31, 2005, we owned approximately 128.1 million shares of UMC common stock, representing approximately 0.8% of the issued and outstanding shares of UMC common stock.
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
Note 5. Investment in Tower Semiconductor, Ltd.
During the third quarter ended December 31, 2005 we sold 662,826 ordinary shares of Tower Semiconductor, Ltd. (“Tower”). At December 31, 2005, we owned 8.3 million ordinary shares of Tower, of which 4.1 million were classified as short-term and accounted for as available-for-sale marketable securities in accordance with SFAS 115. We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:
•	Up to 1.2 million of the initial 3.9 million Tower shares acquired by us, together with all shares we acquired in excess of 5.4 million shares in exchange for payments made in accordance with the original Share Purchase Agreement are available for sale, subject to the requirements of Rule 144 or another applicable exemption from the Securities Act of 1933, as amended.

•	All shares acquired as a result of Tower’s rights offering in September 2002, and shares which may be acquired upon exchange of certain wafer credits are unrestricted and available-for-sale;

•	The remaining Tower shares acquired by us are restricted from sale, transfer, or disposition until January 2006; and between January 2006 and January 2008 we may not transfer more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.
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
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower Semiconductor Ltd. pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments. In the quarter ending December 31, 2005 we exercised those rights and exercised our remaining rights to purchase $2.3 million principal amount of Tower convertible debentures.
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
During the third quarter ended December 31, 2005, Alliance Ventures III and Alliance Ventures V sold their interest in Athena for a total of $5.8 million, of which $0.9 million was reinvested by Alliance Ventures V, and $0.2 million was reinvested by each of Alliance Ventures III and Alliance Ventures I. The remaining funds were held in cash for future investment commitments.
In the third quarter of fiscal 2006, we wrote down certain of our investments in Alliance Ventures and recognized a pretax, non-operating loss of $654,246. The write-down for the first nine months of fiscal 2006 and 2005 was $1.1 million and $2.7 million, respectively. Also, most of the Alliance Venture investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The total equity in net losses of Alliance Ventures investee companies was approximately $3.7 million and $4.1 million for the third quarter of fiscal 2006 and 2005, respectively. We recorded a full valuation allowance on the deferred tax assets related to these equity losses due to the inability to forecast future liquidity events and the related realization of the tax benefits.
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
Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the third quarter of fiscal 2006 and 2005, we recorded net losses in the equity of investees of approximately $153,000 and $214,000, respectively.
During the quarter ended September 30, 2005, NetScaler Inc., one of Solar’s investee companies, was sold to Citrix Systems, Inc. for cash and stock, which was then subsequently sold. As a result of this transaction, we received $771,000 in cash in the quarter ended December 31, 2005. We recorded a gain of $895,000 from the sale of Netscaler, Inc. in the quarter ended September 30, 2005 and an additional gain of $49,000 on the final disposition of the stock we received from the transaction in the quarter ended December 31, 2005.
There were no write-downs of Solar Venture Partners investments in the third quarter or first nine months of fiscal 2006.
C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, one of our current directors, C.N. Reddy and current and former officers and employees, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.
Note 7. Comprehensive Income (Loss)
The following are the components of comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net gain/(loss)	$3,127	$(9,876)	$(15,870)	$(26,656)
Unrealized (loss) on marketable securities	(13,640)	(5,075)	(11,918)	(47,674)
Deferred tax	3,718	2,045	4,508	19,211

Comprehensive income (loss)	$(6,795)	$(12,906)	$(23,280)	$(55,119)

As discussed in Note 3, Balance Sheet Components, accumulated other comprehensive income consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.
Note 8. Net Gain/(Loss) Per Share
Basic gain (loss) per share is computed by dividing net gain/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted gain/(loss) per share gives effect to all potentially dilutive common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted gain/(loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.

The computations for basic and diluted gain/(loss) per share are presented below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net gain/(loss)	$3,127	$(9,876)	$(15,870)	$(26,656)

Weighted average shares outstanding:
Basic and diluted	35,594	35,475	35,575	35,363

Net gain/(loss) per share: Basic and diluted	$0.09	$(0.28)	$(0.45)	$(0.75)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Weighted stock options outstanding	2,251	3,177	2,909	2,441

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

Note 10. Income Tax
For the nine months ended December 31, 2005 and 2004, we recorded an income tax expense of $4.8 million and a tax benefit of $9.3 million, respectively, on a pre-tax profit before minority interest in consolidated subsidiaries. Generally, the statutory rate differs from the effective rate as a result of losses taken on non-operating investing activities and adjustments to the recorded valuation allowance. As disclosed in Note 4, the Company sold a substantial portion of its investment in UMC stock. As a result of these sales our deferred tax liability decreased by $19.3 million as of December 31, 2005. The recognition of previously deferred tax liabilities resulted from realized gains on UMC that were previously unrealized. The remaining balance of $432,000 represents the unrealized gains on UMC stock still held by the Company at that date. Accordingly we have reduced the deferred tax asset to $432,000, the amount we expect to realize.
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. In the second quarter of fiscal 2006, the Company adopted SFAS 153. The adoption of SFAS 153 did not have a material impact on our consolidated financial condition, results of operations or cash flows.
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
We brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter. A motion by Mr. Balla seeking to seize property by reinstating the 1998 judgment was also argued. On February 22, 2006 the court ruled it does have jurisdiction and we are considering whether to appeal this order. The court on the same day ruled it could not reinstate the 1998 judgment us.
We believe we have several defenses available to us should the court’s ruling it has jurisdiction be upheld or if the court’s order that the default judgment not be reinstated is reversed, or if Mr. Balla seeks to amend the original claim and start the lawsuit anew. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. We have filed a motion asking the bankruptcy court to enjoin Mr. Balla from proceeding further in the British Columbia Court. We have agreed to extend Mr. Balla’s time to respond to this motion in return for his agreement not to conduct further proceedings in the British Columbia courts, except filing notices of appeal from the recent orders, until April 7, 2006.
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
In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies through AVM and taken certain additional actions. As noted in the “Overview” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I of this report), the new board of directors is evaluating the Company’s approach to its operating businesses and investments, and the results of this review could affect our compliance with the Act. If our board of directors decides to divest or close certain of our operating businesses, such a decision could require us to take additional steps to reduce our investments in securities. The SEC has asked us by letter dated February 22, 2006 to provide information about our efforts and plans to resolve this issue.

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
Each of the owners of the Series A, B, C, D and E member units in Alliance Venture Management (“Preferred Member Units”) paid the initial carrying value for their shares of the Preferred Member Units. While we own 100% of the common units in Alliance Venture Management, we do not hold any Preferred Member Units and do not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy, who are directors of Alliance each hold 48,000 Preferred Member Units, respectively, of the 162,152 total Preferred Member Units outstanding and the 172,152 total Member Units outstanding.
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
C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, one of our directors, and current and former officers and employees, including C.N. Reddy, have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Venture Management’s funds have invested.

As of December 31, 2005 we had related party receivables of $249,000 comprised of loans to various employees, none of whom are officers.
Note 15. Segment Reporting
We report on two segments: Memory and Non-Memory. We operate in three operating units: Memory, Analog and Mixed Signal and System Solutions. Operating units are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Our chief operating decision maker is our Interim Chief Executive Officer. Beginning in the fourth quarter of fiscal 2005, our Analog and Mixed Signal and System Solutions operating units have been aggregated into one reportable segment—Non-Memory—due to commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes.
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
As reported in a Form 8-K filed on February 13, 2006, on February 9, 2006 the audit committee of the board of directors engaged a new independent registered public accounting firm. Accordingly, the Unaudited Consolidated Financial Statements included in this Form 10-Q/A have been reviewed under Statement of Auditing Standards No. 100.

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
We hold equity interests in a number of other companies. We generally acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party foundries. In keeping with the Company’s previously announced intentions, the Company liquidated its remaining holdings in the common stock of United Microelectronics Corporation (UMC), a publicly traded company in Taiwan, during the third quarter of fiscal year 2006, selling 104 million shares during the period for proceeds of approximately $58.1 million and recorded a pre-tax, non-operating gain of approximately $10.5 million. These sales significantly impacted the Company’s cash and short-term investment positions as of December 31, 2005 relative to its balances as of March 31, 2005. As a significant portion of our assets are in marketable securities and venture investments, we run the risk that we will have to record additional write-downs of these assets in the future based on market conditions and the operating performance of our venture investments.
Because of the significant investments we have made in other businesses, we could be deemed an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including all of our UMC common stock. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock. The SEC has asked us by letter dated February 22, 2006 to provide information about our efforts and plans to resolve this issue. We are working on a response to this request. If our board of directors decides to divest or close certain of our operating businesses, such a decision could require us to take additional steps to reduce our investments in securities. See “Factors That May Affect Future Results — Our results of operations and financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.”
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
Liquidity Overview
During the first nine months of fiscal 2006, ended December 24, 2005, we used cash of $20.3 million in operating activities. For the same period investing activities generated $71.5 million primarily from the sale of 137.0 million shares of UMC common stock for proceeds of $80.0 million. Sales of UMC common stock have been our main source of liquidity in the near term. There are no restrictions on our ability to sell our shares of UMC common stock and we sold our remaining 2.3 million shares of UMC by December 31, 2005 (see Note 16. Subsequent Events).
The value of our short-term investments in marketable securities decreased in the first nine months of fiscal 2006, principally attributed to the sale of 137.0 million UMC shares, together with a decrease in the price of Tower shares, partially offset by an increase in the value of UMC stock (which reflects a stock dividend of 10.3% in the second quarter of fiscal year 2006 ). Our holding in Tower has declined substantially in value in recent quarters. We have a limited ability to sell these securities and they may continue to decline in value in the future. UMC common stock shares are not traded in the United States and are subject to many of the same risks as foreign currency in addition to the risks of a company subject to the fluctuations of the semiconductor industry. The New Taiwan Dollar price of UMC common stock decreased by approximately 7.5% during quarter ended December 31, 2005 after an adjustment reflecting a 10.3% stock dividend. We have experienced declines in value in both our UMC and our Tower holdings in the past. Future decreases in the value of our holdings in Tower may require us to liquidate our holdings faster than we anticipate and result in less cash available for our continued operations.
Additionally, we are currently the subject of an audit by the Internal Revenue Service (“IRS”) with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed; however, we believe that it is too early to determine the impact on us of the resolution of this audit. We have filed a petition in the U.S. tax court seeking a resolution of this dispute.
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

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%
Cost of revenue	67%	81%	85%	113%

Gross profit (loss)	33%	19%	15%	-13%

Operating expense:
Research and development	55%	88%	68%	81%
Selling, general and administrative	59%	57%	61%	53%

Total operating expense	113%	145%	129%	134%

Loss from operations	-81%	-126%	-114%	-147%
on investments	249%	24%	127%	37%
Writedown of Marketable Securities and Venture Investments	-10%	-60%	-6%	-18%
Equity in loss of investees	-59%	-81%	-66%	-65%
Other expense, net	-1%	-1%	-2%	-8%

Gain/(Loss) before income taxes and minority interest in consolidated subsidiaries	98%	-243%	-60%	-201%

(Provision) benefit for income tax	-49%	54%	-27%	51%

Gain/(Loss) before minority interest in consolidated subsidiaries	47%	-189%	-87%	-150%

Minority interest in consolidated subsidiaries	—	3%	-1%	1%

Net gain/(loss)	47%	-186%	-88%	-148%

Net Revenue
Net revenue by segment and product line consisted of the following (in thousands, except percentage data):

	Three months ended December 31,				December 31,
	2005		2004		2005 vs 2004
		% of Net		% of Net	Percentage
	Amount	Revenue	Amount	Revenue	Change
Memory segment:
SRAM	$1,815	27%	$2,196	41%	-17%
DRAM	—		194	4%	-100%

Memory segment revenue	1,815	27%	2,390	45%	-24%
Non-memory segment:
Analog and Mixed Signal	3,190	48%	1,632	31%	95%
System Solutions	1,610	24%	1,278	24%	26%

Non-memory segment revenue	4,800	73%	2,910	55%	65%

Net revenue	$6,615	100%	$5,300	100%	25%

	Nine months ended December 31,				December 31,
	2005		2004		2005 vs 2004
		% of Net		% of Net	Percentage
	Amount	Revenue	Amount	Revenue	Change
Memory segment:
SRAM	$6,295	35%	$7,889	44%	-20%
DRAM	47	0%	1,569	9%	-97%

Memory segment revenue	6,342	35%	9,458	53%	-33%
Non-memory segment:
Analog and Mixed Signal	8,104	45%	5,607	31%	45%
System Solutions	3,685	20%	2,906	16%	27%

Non-memory segment revenue	11,789	65%	8,513	47%	38%

Net revenue	$18,131	100%	$17,971	100%	1%

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
Our SRAM revenue for the third quarter of fiscal 2006 was approximately $1.8 million, or approximately 27% of net revenue, compared to approximately $2.2 million, or approximately 41% of net revenue, in the third quarter of fiscal 2005. This represents a decrease of approximately $0.4 million, or 17%, from the third quarter of fiscal 2005, and resulted from a 29% decrease in unit sales combined with an 16% increase in average selling prices (“ASPs”). Our SRAM revenue for the first nine months of fiscal 2006 was $6.3 million, a decrease of $1.6 million, or 20%, from the first nine months of fiscal 2005. There was no DRAM revenue for the third quarter of fiscal 2006, compared to $194,000, or approximately 4% of net revenue, in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, DRAM revenue was $47,000, a decrease of $1.5 million, or 97% from the same period in fiscal 2005. Currently DRAM product revenue is derived solely from supplying legacy DRAM inventories to existing customers. We expect revenue from DRAM products, which are being phased out, to eventually decline to $0.
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
Net revenue to the non-PC portion of the market was approximately $4.2 million, or 63% of net revenue, for the third quarter of fiscal 2006 compared to $3.3 million, or 63% of net revenue for the third quarter of fiscal 2005. The non-PC market includes applications in networking, telecommunications, datacom, and consumer electronics. The remainder of our net revenue is derived from applications in the PC market.
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
Gross profit (loss) by reportable segments was as follows (in thousands, except percentage data):

	Three months ended December 31,		December 31,	Nine months ended December 31,		December 31,
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
			Percentage			Percentage
	Amount	Amount	Change	Amount	Amount	Change
Memory	$77	$619	(88)%	$(1,808)	$(4,733)	62%
Non-memory	2,075	383	442%	4,538	2,370	91%

Total Gross profit (loss)	$2,152	$1,002	n/m	$2,730	$(2,363)	n/m

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
Gain on Investments
During the first nine months of fiscal year 2006, we recorded a gain of $23.1 million principally due to the sale of 137 million common shares of UMC. $6.7 million of the gain was attributed to the sale of two Solar investee companies. We recorded a gain in the first nine months of fiscal year 2005 of $6.9 million on the sale of 36.4 million common shares of UMC.
Equity in Loss of Investees
Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to their ability to exercise their influence on the operations of investees resulting primarily from ownership interest and/or board representation. Our proportionate share in the net losses of the equity investees of these venture funds was approximately $12.0 million for the first nine months of fiscal 2006. This compares to a loss of approximately $11.7 million for the first nine months of fiscal 2005. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that it will incur additional losses in future periods.
Other Expense, Net
Other expense, net represents interest income from short-term investments, foreign withholding tax, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first nine months of fiscal 2006, other expense, net was approximately $391,000 compared to other expense net of approximately $1.5 million in the first nine months of fiscal 2005. The decrease in other expense, net, as compared to the third quarter fiscal 2005 is due to a cash dividend from UMC in the second quarter of fiscal year 2006, along with a decrease in foreign withholding tax expense and other expenses.
Provision (Benefit) for Income Tax
For the first nine months of 2006 and 2005, we recorded income tax expense of $4.8 million and income tax benefit of $9.3 million, respectively. This results in a negative effective tax rate for the first nine months of 2006 of 43.6% and an effective tax rate for the first nine months of 2005 of 25.7%. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
In January 2004 and April 2003 we received tax refunds from the IRS totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000. In December 2003 the IRS began an audit of the tax years ended March 31, 1999 through March 31, 2002. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect the resolution of this matter will have on our financial condition, including our liquidity. We have filed a petition in the U.S. tax court seeking a resolution of this dispute.
Factors That May Affect Future Results
In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of Alliance Semiconductor.
We may change our existing business plan.
On October 17, 2005, the Company and members of its incumbent board and its new board entered into a settlement of a proxy contest between the Company’s incumbent board and affiliates of Bryant R. Riley and B. Riley & Co., Inc. (together “Riley & Co.”) involving a controversy over issues of corporate policy and the appropriate business plan for the Company. Pursuant to the Settlement Agreement, while the current new six-member board is composed of directors who have voiced differing policy positions during the proxy contest, the new Board includes five directors nominated by Riley & Co. Each of the board committees also consists of two directors nominated by Riley & Co.
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
During the proxy contest, some employees and customers expressed concerns over uncertainties related to potential changes in the Company’s strategies. Consequently, in the recent months, the Company has experienced certain employee departures and declines in customer orders. In the event employees and customers perceive the Board’s current evaluation as further evidence of uncertainties related to the Company’s strategies, the Company may experience additional employee departures and declines in customer orders, which may exacerbate the conditions, on which the Board will determine the future of the Company’s semiconductor operating business.
We may have difficulties meeting our cash needs.
We believe that our current cash, cash equivalents, and short-term investments will be sufficient to fund our needs for at least the next twelve months, based on the Company’s current projections. We had announced in September 2005 that we planned to liquidate our holdings in United Microelectronics Corp. (“UMC”) during the fourth quarter of calendar year 2005 and use a portion of the proceeds to achieve a return of value to our stockholders by way of an issuer tender offer in the fourth quarter of calendar year 2005. As previously announced, we liquidated our position during the fourth quarter of calendar year 2005 and currently hold the majority of those proceeds in highly liquid investments. The Board of Directors is currently evaluating the use of those funds in the light of potential future obligations. We are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For the years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken will be disallowed. We believe that it is too early to determine the impact of the resolution of this audit and the magnitude of any disallowance; however, a substantial portion of these refunds may be disallowed. We have filed a petition in the U.S. tax court seeking a resolution of this dispute. If our operating performance falls below expectations, if our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs.
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
In September 2005 the Company’s Board of Directors announced that, during the current tax year, the Company expects to sell a sufficient number of high-tax-basis Tower ordinary shares to offset capital gains resulting from the sales of the UMC shares. Contractual restrictions also limit our ability to transfer our investment in Tower ordinary shares until January 2006, as well as limitations on the rate that we can transfer these shares under Securities laws. Tower’s ordinary share price has been subject to significant fluctuations in value. For example, during fiscal 2005, the price of Tower’s ordinary shares decreased by approximately 78% and during the quarter ended December 31, 2005, Tower ordinary shares increased in value by 29.8%. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition.
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
In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Investment Company Act of 1940 confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased acquiring interests in any new companies through AVM and taken certain additional actions; nonetheless, we have no assurance that the SEC will grant us an exemption under the Act. In the event we are required to register as a closed-end investment company under the Act, or divest ourselves of sufficient investment securities and/or acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, our results of operations and financial condition may be materially, adversely affected. Again, the SEC has requested us to provide information about our efforts and plans to resolve this issue.

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
Pricewaterhouse Coopers, LLP, our independent registered public accounting firm, resigned on December 6, 2005, and their departure added to our difficulty in regaining the necessary knowledge and experience to ensure internal control over our financial reporting. Since that date the Audit Committee has been soliciting firms to become our independent registered public accounting firm, and as reported in a Form 8-K filed on February 13, 2006, engaged a new independent registered public accounting firm. Any firm that accepts this appointment may raise additional concerns about our internal control over financial reporting and add additional remediation steps, the costs of which could have a material adverse effect on our results of operations.
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

Liquidity and Capital Resources
At December 31, 2005, we had approximately $53.7 million in cash and cash equivalents, an increase of approximately $51.3 million from March 31, 2005 and approximately $42.7 million in working capital, a increased of approximately $4.4 million from $38.3 million at March 31, 2005. We had short-term investments in marketable securities whose fair value at December 31, 2005 was $8.9 million, a decrease of $73.5 million from $82.4 million at March 31, 2005.
During the first nine months of fiscal 2006, cash used from operations was $20.3 million. This was primarily the result of a net loss of $15.9 million less non-cash items of $3.4 million, and changes in cash used by changes in assets and liabilities of $1.0 million. During the first nine months of fiscal 2005, cash used from operations was $23.6 million. This was primarily the result of a net loss of $26.7 million less non-cash items of $20.7 million, an increase in inventory of $6.3 million, a decrease in accounts payable and accruals of $5.3 million, and a decrease in deferred taxes and taxes payable of $9.4 million offset by a decrease in accounts receivable and other assets of $3.4 million.
During the first nine months of fiscal 2006, investing activities provided cash of $71.5 million. This was primarily the result of sales of securities, primarily UMC Common Stock, of $81.4 million offset by additional investments in Alliance Ventures companies of $8.5 million, Tower Semiconductor of $1.0 million and capital equipment purchases of $351,000. During the first nine months of fiscal 2005, investing activities provided cash of $19.0 million. This was primarily the result of sales of UMC Common Stock of $26.2 million offset by additional investments in Alliance Ventures companies of $7.7 million and capital purchases of $1.0 million.
At December 31, 2005, we had restrictions on certain shares. We hold approximately 8.3 million Tower ordinary shares, with an adjusted cost basis of $12.7 million, which are restricted.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the nine months ended December 31, 2005. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, thus mitigating some of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at December 31, 2005.
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
We also have an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at cost. As of December 31, 2005, we had approximately 4.2 million shares that are recorded as long-term. We review our long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. During the third quarter of fiscal 2003 and the second quarter of fiscal 2002, we recorded pre-tax, non-operating losses of $14.1 million and $20.6 million, respectively, on our investment in Tower shares. As of December 31, 2005, we held $13.8 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower. Through December 2006, we will also have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Manufacturing Fabrication Unit 2 during that two-year period can be converted to Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of unutilized wafer credits will not occur until December 2007. We have converted $3.9 million of previously existing wafer credits to 2.5 million Tower ordinary shares in January 2006 pursuant to our agreements with Tower. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.
Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate its investments in terms of credit risk since a substantial portion of its assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. We have in the past entered into “indexed debt” transactions to partially hedge investments in Adaptec and Vitesse. We have not entered into any additional hedging transactions during fiscal 2004, fiscal 2005, or the third quarter of fiscal 2006, but may do so in the future
Foreign Currency Risk
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
We brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter. A motion by Mr. Balla seeking to seize property by reinstating the 1998 judgment was also argued. On February 22, 2006 the court ruled it does have jurisdiction and we are considering whether to appeal this order. The court on the same day ruled it could not reinstate the 1998 judgement against us.
We believe we have several viable defenses available to us should the court’s ruling it has jurisdiction be upheld or if the court’s order that the default judgement not be reinstated is reversed, or if Mr. Balla seeks to amend the original claim and start the lawsuit anew. In addition to jurisdictional and procedural arguments, we also believe we may have grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. We have filed a motion asking the bankruptcy court to enjoin Mr. Balla from proceeding further in the British Columbia Court. We have agreed to extend Mr. Balla’s time to respond to this motion in return for his agreement not to conduct further proceedings in the British Columbia courts, except filing notices of appeal from the recent orders until April 7, 2006.
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
In addition, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Management’s Discussion and analysis of Financial Condition and Results of Operations — Provision (Benefit) for Income Tax. We have filed a petition in the U.S. tax court seeking a resolution of this dispute.
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
In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we has been working to resolve our status under the Act. The SEC has asked us to provide information about our efforts and plans to resolve this issue. No assurances can be given that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.
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
In an effort to comply with the Act, we have divested ourselves of certain securities, ceased investing in new companies from Alliance Venture Management and taken certain additional actions. As noted in the “Overview” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I of this report), the new board of directors is evaluating the Company’s approach to its operating businesses and investments, and the results of this review could affect our compliance with the Act. If our board of directors decides to divest or close certain of our operating businesses, such a decision could require us to take additional steps to reduce our investment in securities.

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
23.1 Report of Independent Registered Public Accounting Firm.
31.1 Certificate of Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 27, 2006.
31.2 Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 27, 2006.
32 Certificate of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 27, 2006.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
February 27, 2006	By:	/s/ Melvin L. Keating
Interim Chief Executive Officer
(Principal Executive Officer)

February 27, 2006	By:	/s/ Karl H Moeller, Jr
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
23.1 Report of Independent Registered Public Accounting Firm.
31.1 Certificate of Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 27, 2006.
31.2 Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 27, 2006.
32 Certificate of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 27, 2006.