Form 10-K
period 2006-03-31
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2006-08-09
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-22594

Alliance Semiconductor Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0057842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2575 Augustine Drive
Santa Clara, California 95054-2914
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code is (408) 855-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Common Stock, par value $0.01	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $43.5 million as of September 24, 2005 based upon the closing sale price computed by reference to the closing price for Common Stock as quoted by the NASDAQ Stock Market LLC reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates of Alliance Semiconductor. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of August 1, 2006, there were 35,600,159 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION
FORM 10-K
For the Period Ended March 26, 2005

PART I
Forward-Looking Statements
      This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements as to future operating results and plans that involve risks and uncertainties. We use words such as “expects”, “anticipates”, “believes”, “estimates”, the negative of these terms and similar expressions to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by those projected in the forward-looking statements for any reason, including the risks and uncertainties set forth in Item 1 of Part I hereof (entitled “Business”) and in Item 1A of Part I hereof (entitled “Risk Factors”) and elsewhere in this report. References herein to “Alliance,” “Alliance Semiconductor,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to Alliance Semiconductor Corporation and its subsidiaries, unless the context otherwise requires.

Item 1.	Business

Overview
      Throughout this reporting period, Alliance Semiconductor Corporation has been a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. For several years, the Company had been operating at a loss, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value. Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value.
      Throughout this report, we have indicated our fiscal years as ending on March 31, whereas our fiscal years for 2005 and 2004 actually ended on the Saturday nearest the end of March and contained 52 weeks.
Operational Diversification
      We were incorporated in California on February 4, 1985, and reincorporated in Delaware on October 26, 1993. We are headquartered in Santa Clara, California. During the reporting period, we had major design centers in Bangalore and Hyderabad, India and international sales offices in Asia, Japan and Europe.
      Prior to 2002, the Company’s operations were focused solely on memory products. Beginning in 2002, the Company expanded its focus and began providing solutions for next-generation applications. This was a response to the cyclical nature of commodity memory products, a segment subject to periods of prolonged and severe decline in average selling prices (“ASPs”) and end user demand. To offset the effects of declining selling prices and their impact on revenue, we attempted to modify our strategy to diversify our product mix to focus on additional, high growth markets with value-added products outside of high performance memory, including Analog and Mixed Signal and System Solutions products.
      The ASPs that we are able to command for our memory products were highly dependent on industry-wide production capacity and demand. In fiscal 2003 and much of fiscal 2004, we experienced rapid erosion in product pricing that was beyond our control and had a material adverse effect on our results of operations. In fiscal 2005, we continued to experience lackluster demand for our memory products, which led to additional inventory write-downs for certain memory products of approximately $9.3 million. This, in turn, resulted in a recorded gross loss of $2.6 million for fiscal 2005. While the Analog and Mixed Signal and System Solutions business units grew steadily, they were not able to produce results sufficient to support our business. Our net loss was $26.6 million for fiscal 2006, $49.8 million for fiscal 2005, and $19.4 million for fiscal 2004. Please see the Consolidated Financial Statements for further information on our results from Discontinued Operations for the last three fiscal years and Assets Held for Sale as of March 31, 2006.
Proxy Contest
      During the second quarter of fiscal 2006, Bryant R. Riley and B. Riley & Co., Inc. (together “Riley & Co.”) sought to initiate a change in the Company’s business direction and ultimately sought to elect a new slate of directors at the Company’s annual meeting of stockholders. Riley & Co. sought to elect directors who were open to its views on issues of corporate policy and the appropriate business plan for the Company. On October 17, 2005, the Company and members of its Board of Directors entered into a settlement of the proxy contest between the Company’s incumbent board and affiliates of Riley & Co.
      Pursuant to the Settlement Agreement, the Company’s Board of Directors and board committees were reconstituted such that the board was expanded from five to seven members to include five nominees of Riley & Co. and each of the board committees included two nominees of Riley & Co. N. Damodar Reddy retained his title as Chief Executive Officer and President and remained a member of our Board of Directors, but resigned as Chairman. In December 2005, he resigned as Chief Executive Officer and President, and in June 2006 resigned as a member of our Board of Directors. Additionally, under the Settlement Agreement the Company agreed to reimburse B. Riley & Co., Inc. for up to $450,000 of its actual out-of-pocket costs incurred that were directly related to its proxy campaign. The Company actually reimbursed $423,417 in such costs.
Disposition of Operating Business Units
      Consistent with the new Board of Directors’ decision to evaluate whether to retain or dispose of the Company’s operating units, in March 2006 the Company entered into a plan to dispose of them, which has, subsequent to the reporting period, resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. Accordingly, we show the assets of these operating units as Assets Held for Sale as of March 31, 2006, and their operating results are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”).
      On May 8, 2006, the Company and its subsidiary Chip Engines (India) Private Limited (“Alliance India”) completed the sale of substantially all of the assets and certain of the liabilities owned by Alliance and Alliance India relating to Alliance’s Systems Solutions business unit for $5.8 million in cash. The sale was made pursuant to an asset purchase agreement dated April 18, 2006 with Tundra Semiconductor Corporation and its affiliates Tundra Acquisition Corporation, Inc. and Tundra Semiconductor (India) Private Limited. The assets sold include intellectual property, information technology, equipment, goodwill, inventories and certain contracts.
      On June 13, 2006, the Company substantially completed the sale of the assets and certain of the liabilities owned by Alliance and its subsidiaries relating to Alliance’s Analog and Mixed Signal business unit. The sale was made pursuant to an asset purchase agreement dated May 1, 2006 with PulseCore Holdings (Cayman) Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PulseCore”) and PulseCore Semiconductor Corporation, a Delaware corporation and indirectly wholly-owned subsidiary of PulseCore. Assets sold in the transaction include intellectual property, product rights, inventory, equipment, goodwill, customer lists, certain contracts and books and records. The aggregate purchase price for the transaction was $9.25 million, including the subsequent transfer of certain assets that are located in Bangalore, India, pending the clearance of such assets from customs bonding.
      In May and June of 2006, the Company consummated two separate asset purchase agreements for the sale of assets relating to its Memory business unit. On May 11, 2006, Alliance completed the sale of certain assets related to its Asynchronous Static Random Access Memory (“SRAM”) and Dynamic Random Access Memory (“DRAM”) products and devices, including intellectual property, other proprietary rights and inventory. On June 26, 2006, Alliance completed the sale of certain assets related to its Synchronous SRAM products and devices, including product rights, intellectual property, proprietary information and inventory.

Investments
      We have held and continue to hold significant investments in marketable securities and investments in shares that are classified as long-term.
United Microelectronics Corporation
      During the year ended March 31, 2006, we liquidated our remaining position in shares of United Microelectronics Corporation (“UMC”) common stock for cash. At March 31, 2005, we owned approximately 128.1 million shares of UMC common stock, representing approximately 0.8% ownership. At March 31, 2004, we owned approximately 161.5 million shares of UMC common stock, representing approximately 1.0% ownership. We received a stock dividend of approximately 11.1 million shares of UMC common stock in July 2005, and 12.0 million shares in July 2004.
      We accounted for our investment in UMC as an available-for-sale marketable security in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In fiscal 2006, we sold 139.2 million shares of UMC common stock for $81.4 million and recorded a pretax, non-operating gain of $16.7 million. In fiscal 2005, we sold 45.4 million shares of UMC common stock for $31.8 million and recorded a pretax, non-operating gain of $8.0 million.
Tower Semiconductor Ltd.
      At March 31, 2006, we owned 10,287,090 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,077,848 were classified as short-term and 7,209,242 were classified as long-term. These shares are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Although the price of Tower shares declined by 17% during the year to $1.28, resulting in mark to market write downs of $2.9 million in 2006, Tower share prices have since risen to the $1.34 range. We recorded an “other-than-temporary” write-down of approximately $6.1 million in our short-term investment in Tower shares and a write-down of $10.6 million in our long-term investment in Tower shares during fiscal 2005. We recorded this write-down as a result of a 57% decrease in the price of Tower shares during the last two quarters of fiscal 2005. We did not record any “other-than-temporary” write-downs during fiscal 2004. At March 31, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due to certain selling restrictions.
      We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:

•	Up to 1.2 million of the initial 3.9 million Tower shares acquired by us, together with all shares we acquired in excess of 5.4 million shares in exchange for payments made in accordance with the original Share Purchase Agreement, are available for sale, subject to the requirements of Rule 144 or another applicable exemption from the Securities Act of 1933, as amended;

•	All shares acquired as a result of Tower’s rights offering in September 2002 and shares which may be acquired upon exchange of certain wafer credits are unrestricted and available-for-sale; and

•	For the remaining Tower shares acquired by us, we may not transfer, during the period between January 2006 and January 2008, more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.
      During the last four months of fiscal 2006 we sold 1,220,214 Tower ordinary shares for $1.8 million, and recorded a loss of approximately $0.1 million.
      As of March 31, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us.

      Irrespective of our carrying value of Tower wafer credits, through December 2006, we still have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two-year period can be converted into Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of these unutilized wafer credits will not occur until December 2007. During fiscal 2006, we received 165,841 Tower ordinary shares from conversion of wafer credits per this agreement, and hold $256,080 in interest-bearing loans from conversion of wafer credits. In January 2006, we exercised our option to convert $3.9 million of previously existing wafer credits to 2,455,905 Tower ordinary shares.
      In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006.
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
      Mel Keating, our President and Chief Executive Officer, is a director of Tower. As of March 31, 2006 we had a 13.6% share ownership position in Tower.

      A timeline of our investments in Tower is as follows (in millions, except number of shares and per share amounts):

				Investment
		Share	Investment	in Wafer	Total
	# of Shares	Price	in Shares	Credits	Investment

FY 2001	1,233,241	$13.24	$16.3	$14.7	$31.0
FQ1 2002	366,690	12.50	$4.6	$6.4	11.0
FQ2 2002(a)	1,255,848	12.75	$16.0	$(16.0)	—
FQ1 2003	1,071,497	6.16	$6.6	$4.4	11.0
FQ3 2003	1,344,829	4.91	$6.6	$4.4	11.0
FQ3 2003(b)	794,995	5.03	$4.0		4.0
FQ1 2004	1,206,839	2.98	$3.6		3.6
FQ2 2004	228,546	2.98	$0.7		0.7
FQ3 2004	777,295	2.98	$2.3		2.3
FQ4 2004	628,611	7.00	$4.4		4.4
FQ2 2006(a)	62,849	1.20	$0.1	$(0.1)	—
FQ3 2006(a)	39,199	1.58	$0.1	$(0.1)	—
FQ4 2006(a)	63,793	1.38	$0.1	$(0.1)	—
FQ4 2006(a)	2,455,905	1.58	$3.9	$(3.9)	—
FQ4 2006(b)	3,009,818	1.10	$3.3		3.3

Total	14,539,955		$72.6	$9.7	$82.3

(a)	Conversion of wafer credits to ordinary shares

(b)	Tower rights offering
Alliance Venture Management, LLC
      In October 1999, we formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. We took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management as general partner in May 2006 (as more fully discussed below).
      In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. As the sole limited partner, we own 100% of the limited partnership interests in each partnership. Until May 2006, Alliance Venture Management acted as the general partner of these partnerships and the agreements were drafted to provide a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.
      At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.
      Now that Alliance Venture Management has been replaced as general partner, it will no longer have a claim to such fees on future gains. While we own 100% of the common units in Alliance Venture Management, we did not hold any Series A, B, C, D and E member units (“Preferred Member Units”) and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each hold 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, together with V.R. Ranganath, received fees and other distributions of $7.0 million.
      Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. The compensation used to offset management fees includes compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy.
      No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2006, fiscal 2005 or fiscal 2004.
      On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. Alliance has reached an agreement in principle with Alliance Venture Management and V.R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, will continue to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management will require approval of our Board of Directors. Mr. Ranganath’s compensation will be paid through management fees to the new general partner. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions. The Company is in the process of amending the partnerships and formalizing this memorandum of understanding.
      After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered Semiconductor Manufacturing Pte. Ltd. (“Chartered”), and Broadcom Corporation, to Alliance Ventures I. As of March 31, 2006, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $26.7 million in eleven companies; Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies; Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $62.5 million in 15 companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $39.2 million in eight companies; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $34.6 million in nine companies. During fiscal 2006, we invested approximately $13.1 million in Alliance Ventures investee companies. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
      In the third quarter of fiscal 2006, Alliance Ventures III and IV sold their interest in Athena Semiconductor for cash resulting in a net gain of $5.8 million. On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for cash and stock, which was executed and completed in April of 2006.
      In fiscal 2006, 2005 and 2004, we recorded write-downs in Alliance Ventures investee companies of approximately $1.1 million, $2.7 million and $5.5 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $14.3 million, $16.0 million and $14.1 million during fiscal 2006, 2005 and 2004, respectively.
      The individual Alliance Ventures funds generally invested in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments that decrease in value or fail. Most of these startup companies fail and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. In the past, the market for these types of investments has been successful and many venture capital funds have been profitable. While we have been successful in certain of our past investments, we cannot be certain as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future, resulting in the loss of most or all the money we have invested in them.
      The Company previously retained Needham and Company to advise it regarding the Alliance Ventures funds and subsequent to March 31, 2006 asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures exists at a price attractive to the Company. The Company will consider the results of Needham’s efforts in deciding what to do in connection with the funds. The Company anticipates that any offers it receives for Alliance Ventures will be at values that differ from the values at which the investments are carried on the books of the Company. In the past, the Company has received preliminary expressions of interest in Alliance Ventures from third parties that have been at values exceeding the book value of the investments. There can be no assurance, however, that a buyer can be found for Alliance Ventures, or that the price the Company could obtain for Alliance Ventures would exceed, or even meet, the carrying value of the investments.
      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures. Multiple Alliance Ventures funds may invest in the same investee companies. We acquired Chip Engines, Inc. (“Chip Engines”) in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy Venture Partners according to the terms of the note. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 15 to Consolidated Financial Statements.”
Solar Venture Partners, LP
      Through March 31, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of March 31, 2006, we held a 73% interest in Solar.
      Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to its ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2006, 2005 and 2004, we recorded equity in the loss of investees of approximately $333,000, $959,000 and $1.3 million, respectively, and recorded write-downs in certain Solar investments of zero, $473,000 and $300,000, respectively.

      In the second quarter of fiscal 2006 Solar sold its interest in NetScaler for cash and stock, which was sold during the fourth quarter of fiscal 2006. Gross proceeds were $1.3 million for a net gain of approximately $944,000. It also sold its interest in JP Mobile for a net loss of $100,000.
      C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 15 to the Consolidated Financial Statements.”

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
      We also perform an analysis on individual venture investee companies in accordance with FIN 46 “Consideration of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the holders of the variable interest in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance it’s activities without additional subordinated financial support from other parties. As of March 31, 2006 we had one investee company which would qualify as a VIE and for which we were the primary beneficiary. The impact of consolidation of this VIE was not material to our consolidated financial statements.

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
      When the Act was written, its drafters (and Congress) concluded that a company could, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company, and that investors in such a company could be just as much in need of protection as are investors in companies that are openly and deliberately established as investment companies. In order to deal with this perceived potential need to provide additional investor protection, the Act and rules under it contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it, on an unconsolidated basis, either holds more than 45% of its non-cash assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations, the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by its board of directors.
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
      On the other hand, we believe that the investments that we currently hold in Tower, and previously held in UMC and Chartered, even though in companies that we did not control, were properly regarded as strategic deployments of our assets for the purpose of furthering our integrated circuit business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the Securities and Exchange Commission (“SEC”) utilizes in determining investment company status, we have never held ourselves out as an investment company; our historical development has focused almost exclusively on the integrated circuit business; the activities of our officers and employees have been overwhelmingly addressed to achieving success in the integrated circuit business; and prior to the past few years, our income (and losses) have been derived almost exclusively from the integrated circuit business. Accordingly, we believe that we were properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.
      We believe that we could be viewed as holding a larger portion of the assets in investment securities than is presumptively permitted by the Act for a company that is not registered under the Act. In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming the non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve the status under the Act. First, we have engaged in a routine process to sell certain of our assets that could be deemed to be “investment securities” for purposes of the Act. Specifically, from April 1, 2002 through March 31, 2006, we sold all of our holdings in UMC, Adaptec, Inc., Chartered, Magma Design Automation, Broadcom Corporation, PMC-Sierra Corporation and Vitesse Semiconductor Corporation. We continue to work to reduce certain of our holdings consistent with market factors and the interests of our stockholders. Second, we have ceased acquiring interests in any new companies through Alliance Ventures.
      The SEC asked us by letter dated February 22, 2006 to provide information about our efforts and plans to resolve this issue. We responded to this request, and subsequently met in person with representatives from the SEC and provided them with further information. We reported again to the SEC on this issue in June 2006, and have committed to provide ongoing reports to the SEC regarding the status of this issue. We cannot be certain the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to register as an investment company or divest ourselves of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.
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
      If we elect to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon us. These would include, but not be limited to, a requirement that at least 40% of our Board of Directors not be “interested persons” of the Company as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation; and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management prior to its replacement as general partner in May 2006, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control us in entities in which we are also investing. While we could apply for individual exemptions from these restrictions, there is no guarantee that such exemptions would be granted, or granted on terms that we would deem practical. Additionally, we would be required to report our financial results in a different form from that currently used by us, which would have the effect of reversing the order of our Statement of Operations by requiring that we report our investment income and the results of our investment activities, instead of our operations, as our primary sources of revenue.
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

Employees
      As of March 31, 2006, we had 197 full-time employees, consisting of 158 in research and development, 3 in marketing, 12 in sales, 13 in administration and 11 in operations. Of the 158 research and development employees, 13 were in the United States and 145 were in India. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.
      The disposition of our operating business units subsequent to March 31, 2006, described above in the section entitled “Overview — Disposition of Operating Business Units” of this Item 1 of Part I, has resulted in sizable reductions in our staff to approximately 28 employees.

Web Site Access to Our Periodic SEC Reports
      Our primary Internet address is www.alsc.com. We make our periodic SEC Reports (Forms 10-Q and 10-K), current reports (Form 8-K), proxy statements (Schedule 14A), Section 16 filings by certain officers, directors and stockholders of Alliance Semiconductor (Forms 3, 4 and 5), and amendments to those filings, available free of charge through our Web site on the same day those filings are made. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

Item 1A.	Risk Factors
      In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

We may have difficulties meeting our cash needs.
      We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our needs for at least the next twelve months. However, our business has used significant cash over the last several years, and the value of our short-term investments in marketable securities, especially our previous holdings in UMC and our current holdings in Tower, declined substantially in value. We have a limited ability to sell our Tower securities, and they may continue to decline in value in the future. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect the resolution of this matter will have on our financial condition, including our liquidity. If our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs. In order to finance general corporate needs, we may rely on the equity markets to provide liquidity. Historically, we have been able to access the equity markets, but this does not necessarily guarantee that we will be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our disposition of our operating business units, capital structure and expected future performance may impact our ability to raise capital. In the event we are not able to meet our cash needs and raise additional capital, our financial condition will be materially and adversely affected.

Most of our assets consist of securities that we have a limited ability to sell and which have experienced significant declines in value.
      We have held, and continue to hold, significant investments in securities which we have limited ability to sell. These assets may decline in value as a result of factors beyond our control, which may adversely affect our financial condition. Our investment in UMC, a publicly traded company in Taiwan, represented our largest single asset as of the end of fiscal 2005. UMC common stock had been subject to significant fluctuations in value. For example, the price of UMC common stock decreased by approximately 30% during fiscal 2005. However, during fiscal 2006 we completed the sale of our position in UMC common stock and have no further exposure to fluctuations in its value. The shares we hold in Tower at the end of fiscal 2006 are unregistered, and our ability to transfer them was restricted until January 2006. Since then, we have been able to sell Tower stock, but only in limited amounts under Rule 144. Tower stock has been subject to significant fluctuations in value. For example, the price of Tower’s ordinary shares decreased by approximately 17% and 78% in fiscal 2006 and 2005, respectively, and the price of Tower’s ordinary shares may continue to decline in value in the future. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. Further, through the Alliance Ventures funds and Solar Venture Partners, we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments that decrease in value or fail. During the past several years, many of our venture investments experienced significant declines in market value. For example, in fiscal 2006 we wrote down one of our Alliance Ventures investments and recognized a pretax, non-operating loss of $1.1 million, and during fiscal 2005 we wrote down one of our Alliance Ventures investments and one of our Solar investments and recognized pretax, non-operating losses of approximately $2.7 million and $473,000, respectively. In fiscal 2004, we wrote down nine of our Alliance Ventures’ investments and two of our Solar investments and recognized pretax, non-operating losses of approximately $5.8 million. We cannot be certain that our investment in these securities will not decline further in value. Further declines in our investments can have a material adverse effect on our financial condition.

Our financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.
      In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Investment Company Act of 1940 confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased acquiring interests in any new companies through Alliance Ventures and taken certain additional actions; nonetheless, we have no assurance that the SEC will grant us an exemption under the Act. In the event we are required to divest ourselves of sufficient investment securities, we may not be able to do so because of our limited ability to sell our investments. Even if we are able to sell our investments, our financial condition may be materially, adversely affected. If we are required to register as a closed-end investment company under the Act, our financial condition may be materially, adversely affected.

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. Management has determined that our internal control over reporting was not effective as of March 31, 2006 and March 26, 2005. In light of that fact, in FY2006, our independent registered public accounting firm issued an adverse opinion on our internal control over financial reporting. Since then we have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. With the sale of our operating business units, a significant number of current controls no longer will be applicable, eliminating the risk from any inability to remediate weaknesses with respect to such controls. Nonetheless, there is no assurance that we will be able to remediate weaknesses with respect to controls that continue to be applicable. Even after we have remediated these weaknesses, in the course of future testing and documentation, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our financial condition. Separately, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis, or we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. Moreover, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our management may continue to conclude that we do not have effective internal controls over financial reporting in accordance with Section 404. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, any material weakness in internal control could result in a material misstatement in future financial statements.

Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.
      Our revenue has historically been, and will continue to be, subject to fluctuations due to a variety of factors, including general economic conditions. As discussed in the section entitled “Overview — Disposition of Operating Business Units” in Item 1 of Part I, we have sold each of our operating business units, and are in the process of exiting the semiconductor business that has characterized our company to date. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, make it difficult for us to accurately predict our income and may cause it to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly.

Our stock price may be volatile and could decline substantially.
      The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are:

•	variations between our results and the published expectations of securities analysts;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	announcements by us of significant transactions;

•	the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•	changes in economic and capital market conditions;

•	changes in business regulatory conditions; and

•	the trading volume of our common stock.
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
      Among other factors, in the past decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally. The value of our marketable securities and Alliance Venture investments could be materially adversely affected if economic conditions were to deteriorate or worsen.

We may face significant expense as a result of ongoing obligations in connection with the disposition of our operating business units.
      We are subject to certain ongoing obligations, including indemnification obligations, in connection with the disposition of our operating business units. Among other things, we are obligated to indemnify the purchasers of the assets of our operating business units against certain third party intellectual property claims. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. We have from time to time received, and believe that the purchasers of the assets of our operating business units likely will in the future receive, notices alleging that our products, or the processes used to manufacture our products, infringe the intellectual property rights of third parties. In the event of litigation to determine the validity of any third-party claims, or claims against us for indemnification related to such third-party claims, such litigation, whether or not determined in favor of us could result in significant expense to us.

Our income could be severely harmed by natural disasters or other disruptions.
      Our corporate headquarters located in the San Francisco Bay area is near major earthquake faults, and we are subject to the risk of damage or disruption in the event of seismic activity. A number of Alliance Ventures and Solar Ventures portfolio companies face similar risks. Any future disruptions for any reason, including work stoppages, an outbreak of epidemic, fire, earthquakes, or other natural disasters could cause damages that could have a material adverse effect on our income.

Any guidance that we may provide about our business or expected future results may prove to be inaccurate.
      From time to time we may share our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to potential future results. Predicting future events is inherently uncertain. Our analyses and forecasts have in the past, and may in the future, prove to be incorrect. We cannot be certain that such predictions or analyses will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution. Any analysis or forecast made by us that ultimately proves to be inaccurate may adversely affect our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management time and attention to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, we may be subject to fines and penalties, and our reputation may be harmed.

We may be unable to attract and retain key personnel who are critical to the success of our business.
      In fiscal 2006 and 2005 we did not have sufficient permanent accounting staff with a level of financial reporting expertise commensurate with our financial reporting requirements. Accordingly, we need to enhance our existing finance staff and reduce our reliance on contractors and temporary personnel. During the first three quarters of fiscal 2006, we lost most of the accounting staff who had knowledge of what had been done in the past, and as a result, did not maintain effective controls over the reconciliation of unmatched material receipts. We also did not have full awareness of what made up other prepaid assets. These control deficiencies resulted in post-closing adjustments to the inventory purchase accrual and other prepaid assets. In fiscal 2005, we did not maintain effective controls over our inventory and cost of goods sold accounts. Specifically, we did not have effective controls to adequately identify, document and analyze work-in-process and finished goods inventory held at third-party subcontractors or to determine the reserves for slow-moving and excess and obsolete inventory in accordance with GAAP. These control deficiencies resulted in an audit adjustment to net inventory for the year ended March 26, 2005.
      Our future success will depend on our ability to attract and retain qualified management and finance personnel for which competition is intense globally. Additionally, limited human resources and untimely turnovers in staff may result in difficulties in implementing our policies and procedures including those related to our internal controls. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of new and replacement personnel.

Item 2.	Properties
      Our executive offices and principal administrative operations are currently located in a 56,600 square foot leased facility in Santa Clara, California under a lease which expires in July 2006. We have an option to extend the lease for a term of five years, which we do not intend to exercise. Because of our reduced staff size, resulting from the disposition of our operating business units, we plan to relocate into a substantially smaller leased facility in the same general area upon the expiration of the current lease.

      As of March 31, 2006, we leased one building to house our design center in Bangalore, India and owned a parcel of land in an office park located outside Hyderabad, India (the “Hyderabad Land”). We also leased a building in Hyderabad, India to support our design center there. This leased facility was acquired as part of our acquisition of Chip Engines. Additionally, we leased sales offices in; Bracknell, United Kingdom; Taipei, Taiwan; Tokyo, Japan; and rented office space in Shenzhen, China. We used our facilities for all of the discontinued operations. The leases in India and Taiwan have been transferred in connection with the disposition of our operating business units, and we anticipate terminating the remaining foreign office leases and rented space as we complete the sales of our operating units.
      On June 8, 2006, Alliance Semiconductor (India) Private Limited, a company registered under the Companies Act, 1956 (India) and a wholly owned subsidiary of the Company (“Alliance Semiconductor India”), entered into an agreement (the “Land Agreement”) with Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India)), providing for the sale of the Hyderabad Land. Pricing terms under the Land Agreement are provided in Rupees, with the aggregate price for the parcel of land equal to approximately $3,132,000 as of June 8, 2006. The parties expect to complete the sale by July 24, 2006, subject to closing conditions that include obtaining local regulatory approval. A deposit on the purchase price of approximately $870,000 (as of June 8, 2006) was delivered upon execution of the Land Agreement. If the remainder of the purchase price is not delivered by July 24, 2006, the Land Agreement will terminate, with Alliance India retaining thirty percent (30%) of the deposit.
      We believe that our facilities have been suitable and adequate for our needs as a company and for each of our reportable segments, but as discussed above, we are likely to reduce them substantially as a result of the disposition of our operating units, which we believe will reduce the size of the facilities we will require as a company.

Item 3.	Legal Proceedings
Balla Matter
      In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believed that we never were properly served with process in this action, and that the Canadian court lacked jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believed we may have had grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. In February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeal in June 2000. In July 2000, the Court of Appeals remitted the question of whether the default judgment should be set aside to the lower Court to allow the parties to take depositions regarding the issue of service of process.
      The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us.
      From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on the Company, but also held that this did not mean that service was “cured” for all purposes. The Company was granted leave to appeal this decision to the British Columbia Court of Appeal. On September 12, 2005, the British Columbia Supreme Court heard Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment. On October 14, 2005 the British Columbia Supreme Court held that the plaintiffs had provided sufficient notice of the action to the Company prior to November 20, 1986 to constitute effective service. Our request seeking leave to appeal the ruling to the British Columbia Court of Appeal was denied.

      We brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter. A motion by Mr. Balla seeking to seize property by reinstating the 1998 judgment was also argued. On February 22, 2006 the court ruled it does have jurisdiction, but refused to reinstate the 1998 judgment against us, and the Court of Appeal refused to reconstitute the appellate panel to revisit its prior ruling. This left both the issues of jurisdiction and the trial court’s refusal to reinstate the damages assessment on appeal.
      In addition to jurisdictional and procedural arguments, we filed a motion asking the bankruptcy court to enjoin Mr. Balla from proceeding further in the British Columbia Court on the theory that the claims against us should be deemed discharged by our bankruptcy in 1991. The bankruptcy court granted our motion to reopen the bankruptcy for purposes of our filing an adversary proceeding on the disclosure issue.
      Additionally, on March 24, 2006, the Company filed a complaint for declaratory relief in the Los Angeles Superior Court seeking a court ruling that, pursuant to the California Uniform Foreign Money-Judgment’s Recognition Act, California Code of Civil Procedure section 1713 et seq., any award of damages made in the Canadian litigation is unenforceable in California due to Canada’s lack of jurisdiction over the Company.
      On July 13, 2006, during a mediation between the parties, we entered into a settlement agreement with Mr. Balla and TritTek Research Ltd. that resolved the plaintiff’s twenty-one year old lawsuit against us. Pursuant to the settlement agreement, we paid the plaintiffs $3.5 million in cash in exchange for a full release of all proceedings related to this matter.
SegTec Ltd. Matter
      On December 3, 2002, we and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleged that we terminated an oral sales agreement (“SegTec Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleged that our termination of the SegTec Agreement was without cause and that we had materially breached the SegTec Agreement, and certain other matters, including misappropriation of trade secrets. SegTec sought compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. SegTec served the complaint on us and our former Vice President of Sales on December 9, 2002. SegTec then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against us was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute were stayed pending the resolution of the arbitration proceedings. On October 27, 2005, we settled this claim for $175,000 which is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.
Tower Semiconductor Ltd. Class Action
      In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including us) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including us, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On June 1, 2006, the Second Circuit

issued a ruling affirming the dismissal. Plaintiffs have until August 31, 2006 to petition the United States Supreme Court for a writ of certiorari, if they choose to do so.
Patrizio Matter
      On February 18, 2005, Kenneth Patrizio, one of our former employees, filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related claims. On October 22, 2005, we settled this case and the settlement amount is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.
Accrual for Potential Losses
      From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed above, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company in the period in which the ruling occurs, or future periods.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our 2006 Annual Meeting of Stockholders as further discussed below:
      (a) Our 2006 Annual Meeting of Stockholders was held on January 31, 2006 in Santa Clara, California.
      (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected.
      (c) At the Annual Meeting, the following matter was considered and voted upon:
      The election of six directors to our board of directors. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until their successors have been elected or until their earlier resignation, death or removal. The vote for each director was as follows:

				Abstentions/
			Shares	Broker
Name	Shares For	Shares Against	withheld	Non-Votes

Bryant R. Riley	18,590,376	—	416,498	—
Alan B. Howe	18,593,279	—	413,595	—
Robert D’Agostino	18,592,379	—	414,495	—
J. Michael Gullard	18,593,879	—	412,995	—
C. N. Reddy	17,914,484	—	1,092,390	—
N. Damodar Reddy	17,410,252	—	1,596,622	—

Executive Officers of the Registrant
      Information concerning executive officers of Alliance Semiconductor as of March 31, 2006, is set forth below:

Name	Age	Position

Melvin L. Keating	59	President and Chief Executive Officer
Karl H. Moeller, Jr.	63	Interim Chief Financial Officer
      Mr. Keating, 59, has served as the Company’s President and Chief Executive Officer since March 2, 2006. Prior to that, Mr. Keating served as Interim President and Chief Executive Officer of the Company since December 1, 2005 and in addition, served as Interim Chief Financial Officer from December 1, 2005 until January 13, 2006. Prior to that, Mr. Keating served as a special consultant to the Company beginning in October 2005, reporting directly to the Board of Directors. Immediately prior to joining the Company, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx, Inc. (NASDAQ: QVDX) from April 2004 to September 2005. Prior to Quovadx, from 1997 to 2004, Keating served as a strategy consultant to Warburg Pincus Equity Partners, a private equity and venture capital firm, where he sourced deals and performed due diligence. From 1995 to 1997, Mr. Keating served as President and CEO of Sunbelt Management, a $1 billion net worth private company that owns and manages commercial and retail properties and is the largest landlord of Target Stores. From 1986 to 1995, Mr. Keating served as Senior Vice President — Finance and Administration of Olympia & York Companies (and its successors), a $20 billion private company that developed NYC’s World Financial Center and London’s Canary Wharf. From 2001 to 2004, Mr. Keating served on the Board of Price Legacy Corporation, a REIT he helped create while at Warburg Pincus. In addition he serves on the Board of Plymouth Rubber Company. Mr. Keating holds two Masters degrees from the University of Pennsylvania, Wharton School.
      Mr. Moeller, 63, has served as the Company’s Interim Chief Financial Officer since January 13, 2006. Prior to that, Mr. Moeller served as a special consultant to the Company since December 20, 2005. From July 2004 until joining the Company, Mr. Moeller served as a senior financial consultant to several high technology and biotechnology companies. From September 2002 to July 2003, Mr. Moeller served as the Chief Financial Officer of Medconx, Inc., an early stage developer and manufacturer of components used in disposable medical and surgical devices. Prior to that, Mr. Moeller served as the Chief Financial Officer of Olympian, then a privately held fuel distribution company with annual revenues in excess of $200 million, from January 2001 through completion of the sale of Olympian in September 2002. During the period between 1991 and 2003, Mr. Moeller served as a consultant of David Powell, Inc., providing senior financial services to numerous clients, including the preparation of SEC filings to document the restructure of Cytotherapeutics, Inc. into StemCells, Inc. and securing capital for StemCells, Inc. after the restructure. During this period Mr. Moeller served as Chief Financial Officer of nCHIP, Inc. from 1993 to 1995, raising additional financing for the company, and was instrumental in its sale to Flextronics. Mr. Moeller holds a Bachelors degree in Finance and Accounting.
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

	High	Low

Fiscal Year 2005
1st Quarter (from March 28, 2004 to June 26, 2004)	$8.25	$5.22
2nd Quarter (from June 27, 2004 to September 25, 2004)	5.95	3.54
3rd Quarter (from September 26, 2004 to December 25, 2004)	3.74	3.26
4th Quarter (from December 26, 2004 to March 26, 2005)	3.71	2.55
Fiscal Year 2006
1st Quarter (from March 27, 2005 to June 25, 2005)	$2.56	$1.56
2nd Quarter (from June 26, 2005 to September 24, 2005)	2.97	2.25
3rd Quarter (from September 25, 2005 to December 24, 2005)	3.19	2.57
4th Quarter (from December 25, 2005 to March 31, 2006)	2.89	2.54
      As of June 13, 2006, there were approximately 108 holders of record of our Common Stock.
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. Although we have no current definitive plans to do so, we anticipate that we may declare and pay cash dividends on our capital stock in the foreseeable future. We cannot, however, make any assurances that any dividends will be declared or paid at all; nor can we make any assurances regarding the amount or timing of such dividends, if any.
Issuer Purchases of Equity Securities
      We do not have a stock repurchase program and did not repurchase any of our equity securities during the year ended March 31, 2006. Although we have no current definitive plans to do so, we are exploring the possibility of instituting and implementing a stock repurchase program in the near future. We cannot, however, make any assurances that any such stock repurchase program will be instituted or implemented at all; nor can we make any assurances regarding the terms of such stock repurchase program, if any.

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

	2006	2005	2004	2003	2002

Selected Consolidated Statement of Operations Data:
Gain/(loss) on continuing operations	$(5,812)	$(9,225)	$13,019	$(52,868)	$(196,235)
Loss on discontinued operations, net of tax benefit	(20,762)	(40,586)	(32,430)	(53,180)	(44,481)

Net Loss	$(26,574)	$(49,811)	$(19,411)	$(106,048)	$(240,716)

Net loss per share — Basic and Diluted:
Continuing Operations	$(0.16)	$(0.26)	$0.37	$(1.42)	$(4.78)
Discontinued Operations	(0.59)	(1.15)	(0.92)	(1.43)	(1.08)

Net loss per share	$(0.75)	$(1.41)	$(0.55)	$(2.85)	$(5.86)
Weighted average number of common shares:
Basic and Diluted	35,587	35,402	35,093	37,160	41,078

	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Working capital	$31,151	$38,378	$93,384	$83,572	$323,791
Assets held for sale(1)	12,286
Total assets	109,661	159,541	267,097	242,722	682,570
Stockholders’ equity	61,884	97,421	174,722	159,220	451,255
Long-term obligations	$45	$45	$241	$312	$4,808

(1)	Reflected in working capital
      The following table summarizes selected consolidated financial information (unaudited) for the fiscal quarters for each of the last two fiscal years ended March 31, 2006 and 2005, respectively (in thousands, except per share amounts):

	Fiscal Year 2006				Fiscal Year 2005

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Gain/(loss) on continuing operations	$(4,838)	$6,728	$(2,650)	$(5,052)	$(12,439)	$(2,736)	$3,037	$2,914
Loss on discontinued operations, net of tax benefit	(5,866)	(3,601)	(5,462)	(5,833)	(10,718)	(7,140)	(13,184)	(9,545)
Net gain/(loss)	$(10,704)	$3,127	$(8,112)	$(10,885)	$(23,157)	$(9,876)	$(10,147)	$(6,631)
Net loss per share — Basic and Diluted:
Continuing Operations	$(0.14)	$0.19	$(0.07)	$(0.14)	$(0.35)	$(0.08)	$0.09	$0.08
Discontinued Operations	(0.16)	(0.10)	(0.16)	(0.17)	(0.30)	(0.19)	(0.38)	(0.27)
Net Loss	$(0.30)	$0.09	$(0.23)	$(0.31)	$(0.65)	$(0.27)	$(0.29)	$(0.19)
Weighted average number of shares:
Basic	35,600	35,582	35,582	35,568	35,515	35,475	35,353	35,262
Diluted	35,600	35,594	35,582	35,568	35,515	35,475	35,353	35,262

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our Consolidated Financial Statements, and the accompanying notes to Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Overview
      Throughout the reporting period we were a fabless semiconductor company that designed, developed, and marketed high-performance memory, analog and mixed signal, and systems solutions products. For several years, the Company had been operating at a loss, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value. Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value. The following discussion is focused on our activities during the reporting period that are now disclosed under loss from discontinued operations or as assets held for sale; because of the events described in the section entitled “Overview — Disposition of Operating Business Units” of Item 1 of Part I, future periods will not likely reflect such losses from discontinued operations to any significant level.
      Prior to the sale of our operating units which are now classified as assets held for sale, we operated in two reportable segments: the Memory segment and the Non-Memory segment. The Memory business unit primarily designed, manufactured and sold SRAM and DRAM devices. SRAM and DRAM sales, which are characterized by intense price pressure and declining margins, traditionally comprised the majority of our revenue. This business unit contributed 34% of our net revenue during fiscal 2006 compared with 50% of our net revenue during fiscal 2005. In fiscal 2004, we ceased developing new DRAM products. After this cessation DRAM product revenue was derived solely from supplying legacy DRAM products to existing customers. As a result, revenue from DRAM products comprised a significantly smaller portion of overall revenue in fiscal 2006, compared to fiscal 2005, as well as on a quarter to quarter basis. DRAM revenue decreased by 97% in fiscal 2006 compared to fiscal 2005, and 75% in fiscal 2005 compared to fiscal 2004. Our Non-Memory segment aggregated two operating segments: the Analog and Mixed Signal business unit and the System Solutions business unit. Our Analog and Mixed Signal business unit designed, manufactured and sold products designed to provide Analog and Mixed Signal solutions for the communications, computing, embedded, industrial and consumer markets. Net revenue from Analog and Mixed Signal products comprised 44% of our net revenue during fiscal 2006 compared to 31% of our net revenue during fiscal 2005. Our System Solutions business unit designed, manufactured and sold products designed to accelerate the transmission and switching of data, video, and voice in high performance and bandwidth-intensive networking, storage, and server markets. The System Solutions business unit traditionally accounted for a small portion of our revenue. During fiscal 2006, net revenue from System Solutions products comprised 22% of our net revenue compared to 19% of our net revenue in fiscal 2005.
      Our net revenue reflected in losses from discontinued operations for fiscal 2006, 2005 and 2004 was $24.5 million, $23.6 million and $26.7 million, respectively. In fiscal 2006 our net revenue increased by $0.9 million to $24.5 million from $23.6 million in fiscal 2005. This increase was due to an increase of $3.5 million from our Analog and Mixed Signal products and $0.9 million from our Systems Solutions products, offset by a decrease of $3.4 million in Memory products. The decrease in net revenue in fiscal 2005 compared to fiscal 2004 was driven primarily by a $4.7 million decrease in DRAM revenue offset by a $3.0 million increase in Analog and Mixed Signal revenue. Revenue from our Non-Memory business units comprised 66% of net revenue in fiscal 2006 compared to 50% of net revenue in fiscal 2005 and 33% in fiscal 2004. This was consistent with our strategy of diversifying our product portfolio to reduce our dependence on Memory products which generally experienced volatile demand and pricing and lower gross margins.
      As a fabless semiconductor company, we relied on third parties to manufacture, assemble and test our products.

      International net revenue reflected in losses from discontinued operations, principally from customers in Europe and Asia, constituted approximately 73% of such net revenue in fiscal 2006.
      We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with certain third-party wafer foundries we relied on to manufacture our products. During fiscal 2006, we recorded mark-to-market write-downs of $2.9 million in Tower securities, while at the same time increasing our position in Tower by $7.5 million. We also recorded a write down of $1.1 million on one of our Alliance Ventures Management and Solar investee companies. During fiscal 2005, we recorded a write-down in our short and long-term investment in Tower ordinary shares of $16.7 million and a write-down of $3.2 million on one of our Alliance Ventures and Solar Venture Partners investee companies. Assets written down during fiscal 2004 included our investments in Alliance Ventures Management and Solar Venture Partners’ funds as well as investments in marketable equity securities. We also held a large portion of our assets in shares of UMC, a publicly traded company in Taiwan. As a result of the disposition of our operating units, substantially all of our assets are in marketable securities and venture investments. Accordingly, we run the risk that we will have additional write-downs of these assets in the future based on market conditions.
      Because of the significant investments we have made in other businesses, we could be deemed to be an unregistered investment company in violation of the Investment Company Act of 1940 (the “Act”). In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. First, we have engaged in a routine process to sell certain of our assets that could be deemed to be “investment securities” for purposes of the Act. Specifically, from April 1, 2002 through March 31, 2006, we sold all of our holdings in UMC, Adaptec, Inc., Chartered, Magma Design Automation, Broadcom Corporation, PMC-Sierra Corporation and Vitesse Semiconductor Corporation. We continue to work to reduce certain of our holdings consistent with market factors, and the interests of our stockholders. Second, we have ceased acquiring interests in any new companies through Alliance Ventures. No assurances can be given that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have operated and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. See the section entitled “The Investment Company Act of 1940” in Item 1 of Part 1.
      During fiscal 2006, we generated cash of $47.3 million from operations and investments. This includes $24.5 million used for operations and purchases of licenses and equipment, $14.3 million used for investments in Alliance Ventures investee companies and $3.3 million for purchase of Tower debentures, which were financed by the sale of UMC and Tower stock for proceeds of $83.2 million and the sale of Alliance and Solar investments for proceeds of $6.7 million. In fiscal 2005, we used cash of $37.9 million for operations and investments. This includes $29.0 million for operations and purchases of licenses and equipment and $8.9 million for investments in Alliance Ventures investee companies. We sold UMC, Vitesse, and Adaptec common stock shares for proceeds of $33.3 million to finance these activities. We expect available cash and sales of Tower ordinary shares to be our main source of liquidity in the near term. There are restrictions on our ability to sell our shares of Tower ordinary shares, as described in the section of Item 1 of Part I entitled “Investments”.
      We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our needs for at least the next twelve months. However, in the past, the value of our short-term investments in marketable securities, especially our previous holdings in UMC and our current holdings in Tower, declined substantially in value. We have a limited ability to sell our Tower securities, and they may continue to decline in value in the future. In addition, we are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. At this stage of the audit, the IRS has informed us that there is a high likelihood that certain positions we have taken may be disallowed. We cannot determine at this stage what effect the resolution of this matter will have on our financial condition, including our liquidity. If our short-term investments in marketable securities continue to decrease in value or if there is an adverse determination with respect to the audit, we may have difficulties meeting our cash needs.
      Our net loss was $26.6 million, or $0.75 per share for fiscal 2006, compared to a net loss of $49.8 million, or $1.41 per share for fiscal 2005, and a net loss of $19.4 million, or $0.55 per share for fiscal 2004.

Critical Accounting Policies
      The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our judgments and estimates including those related to marketable securities, valuation of Alliance Ventures and Solar investments, and revenue recognition. The methods, estimates, and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.
Revenue Recognition
      During the reporting period, we recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred, the price was fixed or determinable and collection was reasonably assured. Collection was not deemed to be reasonably assured if customers received extended payment terms.
      As we did not have any post-sales obligations or customer acceptance criteria after shipment, product revenue was generally recognized upon shipment of product to customers. We offered our customers a standard warranty for defective parts, and we recorded an allowance for warranty costs in the period in which the revenue was recorded.
      We offered certain distributor rights of return in the form of stock rotation rights. These rights allowed the distributor to return products purchased from us having value up to a contracted fixed percentage of the prior quarter’s shipments to that distributor.
      We established reserves for warranty claims, rights of returns and allowances on product sales, which were recorded in the same period in which the related revenue was recorded. These provisions were based on estimates using historical sales returns, warranty costs, analysis of credit memo data and other known factors, and these estimates were reviewed periodically to determine if recent actual data deviated from historical trends. If we made different judgments or utilized different estimates, then material differences in the amount of our reported revenue might have resulted.
Inventory Valuation
      During the reporting period, our policy was to value inventory now classified as assets for sale at the lower of cost or market on a part-by-part basis. This policy required us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determined excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we used for demand were also used for near-term capacity planning and inventory purchasing and were consistent with our revenue forecasts. We recorded pretax inventory charges of $1.2 million, $9.3 million, and $2.9 million during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
Marketable Securities
      Marketable securities held by the Company are valued at market prices with unrealized gains or losses recognized in other comprehensive income (loss) in the balance sheet. However, management evaluates our investment in marketable securities for potential “other-than-temporary” declines in value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process. During fiscal 2006, we recorded mark-to-market writedowns of $2.9 million in Tower securities. During the fourth quarter of fiscal 2005, we recorded a pretax, non-operating write-down on our short-term investment in Tower ordinary shares of $6.1 million based on 57% decrease in the share price during the last two quarters of fiscal 2005. We also recorded a write-down on our long-term investment of Tower ordinary shares of $10.6 million. We did not record any write-downs in the fair value of our marketable securities during fiscal 2004.
Valuation of Alliance Ventures and Solar Venture Investments
      We entered into certain equity investments for the promotion of our then-business and strategic objectives. Our policy is to value these investments at our historical cost. Our historical cost, in accordance with financial reporting standards, is not necessarily indicative of the current fair market value of the investments. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. As a result of management’s analysis of our venture investments, we recorded pretax, non-operating impairment charges related to Alliance Ventures of $1.1 million, $2.7 million, and $5.5 million for fiscal 2006, 2005 and 2004, respectively. We also recorded pretax, non-operating impairment charges related to Solar Venture Partners of zero, $473,000, and $300,000 during fiscal 2006, 2005 and 2004, respectively.

Results of Operations
      At March 31, the percentage of net revenue represented by certain line items in our consolidated statements of operations are set forth in the table below:

	2006	2005	2004

Continuing operations
Revenue
Gain on investments	309%	26%	360%
Write-down of marketable securities and venture investments	(15)	(57)	(8)
Loss in investees accounted for under the equity method	(194)	(69)	(252)
Total revenue from continuing operations	100%	(100)%	100%
Expenses
Research and development	—	—	(30)
General and administrative	(119)	(16)	(90)
Other expense, net	5	(5)	(97)
Total expenses of continuing operations	(114)	(21)	(217)
(Provision)/ benefit for income taxes	(61)	89	268
Minority interest in consolidated subsidiaries	(2)	1	9
Loss from continuing operations	(77)%	(32)%	160%
Discontinued operations
Memory products	(121)	(58)	(113)
Non-Memory products	(154)	(82)	(285)
Loss from discontinued operations	(275)%	(140)%	(398)%
Net loss	(352)%	(172)%	(238)%

Discontinued operations
      In March 2006 we entered into a plan to dispose of our operating business units. Accordingly, we show the assets of these operating units as Assets Held for Sale as of March 31, 2006, and their operating results are reported as Discontinued Operations for the reporting period, in accordance with FAS 144. The loss from discontinued operations resulted primarily from operating activities reflected in Net Revenue, Gross Profit, Research & Development expense, Goodwill Impairment, and Selling and General & Administrative expense, as described in the following sections:

Net Revenue reflected in Discontinued Operations
      At March 31, net revenue reflected in discontinued operations by product line consisted of the following (in thousands, except percentage data):

	Years Ended March 31,

							March 31,	March 31,
	2006		2005		2004		2006 vs 2005	2005 vs 2004

		% of Net		% of Net		% of Net	Percentage	Percentage
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Change	Change

Memory segment:
SRAM	$8,302	34%	$10,211	43%	$11,603	44%	(19)%	(12)%
DRAM	$48	0%	$1,576	7%	$6,257	23%	(97)%	(75)%

Memory segment revenue	8,350	34%	11,787	50%	17,860	67%	(29)%	(34)%
Non-memory segment:
Analog and Mixed Signal	$10,833	44%	$7,337	31%	$4,316	16%	48%	70%
System Solutions	$5,351	22%	$4,475	19%	$4,495	17%	20%	0%

Non-memory segment revenue	16,184	66%	11,812	50%	8,811	33%	37%	34%
Other	—		—

Net revenue	$24,534	100%	$23,599	100%	$26,671	100%	4%	(12)%

      In fiscal 2006 our net revenue reflected in discontinued operations increased by $0.9 million to $24.5 million from $23.6 million in fiscal 2005. This increase was due to an increase of $3.5 million from our Analog and Mixed Signal products and $0.9 million from our Systems Solutions products, offset by a decrease of $3.4 million in Memory products. The increase in Analog and Mixed Signal product revenue reflected in discontinued operations resulted from expansion of the market and product offerings. The decrease in Memory resulted from the closeout of our DRAM product offering. In fiscal 2005, our net revenue reflected in discontinued operations decreased by $3.1 million, or 12%, to $23.6 million from $26.7 million in fiscal 2004. This decrease was due to a $6.1 million decrease in revenue reflected in discontinued operations from Memory products and a $3.0 million increase in revenue reflected in discontinued operations from our Analog and Mixed Signal and System Solutions in our Non-Memory Segment products. The decrease in Memory revenue reflected in discontinued operations resulted from a decrease in unit sales of 31% combined with a decrease in average selling prices (“ASPs”) of 11%. Revenue reflected in discontinued operations generated by our System Solutions business unit resulted primarily from products incorporating technology from a perpetual, royalty-free API license purchased during fiscal 2003.

      At March 31, net revenue reflected in discontinued operations by geographic location, which is based on the customer’s ship to country location, was as follows (in thousands):

	Years Ended March 31,

	2006	2005	2004

US	$6,623	$8,160	$8,789
Canada and Central America	958	625	476
Taiwan	4,424	3,047	3,245
Japan	2,711	2,406	2,934
Hong Kong	2,897	3,132	2,041
Asia (excluding Taiwan, Japan and Hong Kong)	4,438	2,971	2,617
United Kingdom	1,085	1,834	2,652
Europe (excluding United Kingdom)	1,189	1,350	3,864
Rest of world	209	74	53

Net revenue	$24,534	$23,599	$26,671

(1)	For the year ended March 31, 2004, the geographic revenue is presented based on ship-to country of customer to be consistent with 2006 and 2005 presentation. These amounts had been previously reported based upon bill-to location of customer.
      International net revenue reflected in discontinued operations in fiscal 2006 was $17.9 million, or 73% of net revenue. This was an increase of 8% from fiscal 2005 and was primarily a result of growth in the Analog and Mixed Signal business. International net revenue reflected in discontinued operations in fiscal 2005 was $15.4 million, or approximately 65% of net revenue. This was a decrease of approximately 14% from fiscal 2004. International net revenue reflected in discontinued operations was derived mainly from customers in Asia and Europe. Net revenue reflected in discontinued operations from Asia accounted for approximately 59% and Europe accounted for 9% of net revenue reflected in discontinued operations during fiscal 2006. Our Analog and Mixed Signal revenues reflected in discontinued operations comprised a larger percentage of net revenue reflected in discontinued operations in fiscal 2006, compared to fiscal 2005, with a large portion of the revenue attributed to products shipped to Taiwan and the rest of the Asia region.

Gross Profit (Loss) reflected in Discontinued Operations
      The gross profit reflected in discontinued operations in fiscal 2006 was $3.7 million, or 15% of net revenue. Our gross loss reflected in discontinued operations for fiscal 2005 was $2.6 million, or 11% of net revenue. Our gross profit for fiscal 2004 reflected in discontinued operations was $5.8 million, which represented 22% of net revenue. During fiscal 2006 and 2005 our gross margin was benefited by $1.2 million or 10% and $9.8 million, or 42%, respectively, through the sale of previously reserved inventory. As of March 31, 2006, we have approximately $12.0 million of Memory products that have been written to zero. These products were subsequently scrapped or transferred as part of the sale of the Memory business unit. We also incurred inventory write-downs of zero, $9.3 million, and $2.9 million during fiscal 2006, 2005, and 2004, respectively, as a result of a reduction in end user demand and severe downward pricing pressure for Memory products. No inventory write-downs were recorded for Non-Memory, Analog and Mixed Signal or System Solutions products, in fiscal 2006.
      At March 31, gross profit (loss) reflected in discontinued operations by reportable segments was as follows (in thousands, except percentage data):

			Percentage
			Change

	2006	2005	2006 vs 2005

Memory	$(2,613)	$(6,186)	58%
Non-Memory	6,349	3,611	76%

Gross Profit (loss)	$3,736	$(2,575)	245%

      The gross loss reflected in discontinued operations, excluding the impact of inventory write-downs and sale of previously reserved products, was $2.5 million, or 10% of net revenue during fiscal 2006. This compares to a gross loss of $5.9 million reflected in discontinued operations, or 25% of net revenue, during fiscal 2005 and a gross loss reflected in discontinued operations of $15.0 million or 56% of net revenue, during fiscal 2004. This reduction in gross loss reflected in discontinued operations, excluding the impact of inventory write-downs, was due to a product mix with increased volume in higher margin Analog and Mixed Signal and System Solutions products, along with a 75% reduction in DRAM net revenue.

Research and Development reflected in Discontinued Operations
      At March 31, research and development (“R&D”) expense reflected in discontinued operations as a percentage of net revenue reflected in discontinued operations was calculated as follows (in thousands, except percentage data):

				Percentage Change

	2006	2005	2004	2006 vs 2005	2005 vs 2004

Net revenue	$24,534	$23,599	$26,671	4%	(12)%

R&D expense	17,916	19,569	22,240	(8)%	(12)%

R&D expense as a percentage of net revenue	73%	83%	83%	(10)%	—

      At March 31, R&D expense reflected in discontinued operations by reportable segments was as follows (in thousands, except percentage data):

			Percentage
			Change

	2006	2005	2006 vs 2005

Memory	$4,868	$4,156	17%
Non-Memory	13,048	15,413	(15)%

R&D expense reflected in discontinued operations	$17,916	$19,569	(8)%

      R&D expense reflected in discontinued operations consisted primarily of salaries and benefits for engineering design personnel, equipment and software depreciation and amortization, facilities costs, masks, tooling, prototype wafers and finished goods, equipment and software maintenance, consulting and other outside services and license fees.
      R&D expense reflected in discontinued operations was $17.9 million, or 73% of net revenue reflected in discontinued operations for fiscal 2006, as compared to $19.6 million, or 83% of net revenue reflected in discontinued operations for fiscal 2005 and $22.2 million, or 83% of net revenue reflected in discontinued operations for fiscal 2004. The decrease in R&D spending in fiscal 2006 from fiscal 2005 reflects a limitation of new R&D on SRAM products consistent with the Company’s diversification away from Memory products, combined with the shift away from domestic staffing of R&D work in fiscal 2005, which resulted in a lower base run rate for R&D coming into fiscal 2006. Offsetting those decreases was the $3.5 million impact of settlement of the Balla case (see Balla Matter in Item 3. Legal Proceedings), which was related to DRAM intellectual property. The decrease in R&D spending from fiscal 2005 to fiscal 2004 was driven primarily by reduced impact of the consolidation of two investee companies. One of these companies was written to zero and one of these companies was sold during fiscal 2004. The other drivers of this expense reduction were reduced compensation for development personnel and reduced spending on masks and related product tooling. The reduction in compensation was due to a reduction in domestic headcount combined with a reduction in variable compensation. The decrease in R&D expense as a percentage of net revenue from fiscal 2005 to 2006 was due to the aforementioned spending decreases along with a 4% increase in net revenue. The increase in spending from fiscal 2004 to 2005 was due primarily to increased facilities costs from the acquisition of Chip Engines (which supplemented our System Solutions business unit in the Non-Memory segment), increased depreciation as the result of additional CAD software investments, and the amortization of technology licenses.

Goodwill Impairment reflected in Discontinued Operations
      As a result of last year’s writedown of goodwill and the recently completed sale of the Systems Solutions business unit, the remaining balance of $0.4 million in intangibles at March 31, 2006 was determined not to be impaired, as it will be reflected in the cost of that sale. The annual impairment test performed as of March 31, 2005, indicated goodwill to be impaired primarily due to lower than previously expected revenues and, accordingly, we recorded a pretax operating charge of approximately $1.5 million during the fourth quarter of fiscal 2005 related to the PulseCore acquisition completed in fiscal 2002. As a result of this impairment, the carrying value of goodwill is zero as of March 31, 2005. We recorded this impairment during the fourth quarter of fiscal 2005 as we had: (a) one full year of unit financial performance to aid us in our analysis and (b) we had completed our business and financial plans for the next fiscal year which gave us additional visibility into the cash flows attributable to this operating unit.

Selling, General and Administrative reflected in Discontinued Operations
      At March 31, selling, general and administrative (“SG&A”) expense reflected in discontinued operations as a percentage of net revenue reflected in discontinued operations was calculated as follows (in thousands, except percentage data):

	2006	2005	2004	2006 vs 2005	2005 vs 2004

Net revenue reflected in discontinued operations	$24,534	$23,599	$26,671	4%	(12)%

SG&A expense reflected in discontinued operations	5,411	7,729	8,259	(30)%	(6)%

expense as a percentage of net revenue	22%	33%	31%	(33)%	6%

      At March 31, SG&A expense by reportable segments was as follows (in thousands, except percentage data):

			Percentage
			Change 2006
	2006	2005	vs 2005

Memory reflected in discontinued operations	$1,074	$2,582	(58)%
Non-Memory reflected in discontinued operations	4,337	5,147	(16)%
Corporate	8,979	4,726	90%

SG&A expense	$14,390	$12,455	16%

      During the reporting period, SG&A expense included salaries and benefits for sales, support, marketing, administrative and executive personnel, insurance, audit and tax preparation costs, legal fees, facilities costs, maintenance, equipment and software depreciation and amortization, commissions, outside marketing costs and travel. On a going-forward basis, SG&A expense will include salaries and benefits for sales, support, administrative and executive personnel, insurance, audit and tax preparation costs, legal fees, facilities costs, maintenance, equipment and software depreciation and amortization and travel.
      SG&A expense reflected in discontinued operations in fiscal 2006 was $5.4 million, or 22% of net revenue reflected in discontinued operations, compared with $7.7 million, or 33% of net revenue reflected in discontinued operations in fiscal 2005. Corporate SG&A in fiscal 2006 was $9.0 million compared to $4.7 million in fiscal 2005. The increase of $1.9 million in overall SG&A in fiscal 2006 was due primarily to increased audit costs including the Sarbanes Oxley implementation, and legal costs related to the proxy fight. The decrease in absolute dollars from fiscal 2004 to 2005 was due a reduction in legal fees and the elimination of the consolidation of two investee companies. One of these investee companies was written to zero and the other one was sold during fiscal 2004. SG&A expense reflected in discontinued operations as a percentage of revenue reflected in discontinued operations increased by 4% in fiscal 2006, compared to fiscal 2005, due to a 13% increase in expense and a 4% increase in net revenue. We incurred greater SG&A expense in our Non-Memory segment as Analog and Mixed Signal and System Solutions products were newer products and required more resources to sell and support.
      SG&A expense is likely to increase substantially as a percentage of net revenue in the future due to the disposition of our operating business units.

Gain/(Loss) on Investments
      At March 31, gain/(loss) on investments consisted of the following (in thousands):

	2006	2005	2004

Sale of UMC shares	$16,714	$7,995	$29,473
Sale of Tower shares	(50)
Sale of Adaptec shares		(541)	1,098
Sale of Vitesse shares		258
Write-down of restricted cash			(1,284)
Realized gain on sale of an AVM investee	5,811
Realized loss on sale of a Solar investee	(100)
Realized gain on Solar investee sale	944

Total gain on investments	$23,319	$7,712	$29,287

      We recorded the following gains and losses during fiscal 2006.

•	$16.7 million gain on the sale of 139.3 million shares of UMC

•	$50,000 loss on the sale of 1.2 million shares of Tower

•	$5.8 million gain on the sale of Athena, an AVM investee company

•	$0.1 million loss on the sale of JP Mobile, a Solar investee company

•	$0.9 million gain on the sale of Netscaler, a Solar investee company
      We recorded the following gains and losses during fiscal 2005:

•	$8.0 million gain on the sale of 45.4 million shares of UMC

•	$258,000 gain on the sale of 95,417 shares of Vitesse

•	$544,000 loss on the sale of 154,444 shares of Adaptec
      We recorded the following gains and write-downs during fiscal 2004:

•	$29.5 million gain on the sale of 93.0 million common shares of UMC

•	$1.3 million write-down of restricted cash related to our investment in Platys being acquired by Adaptec

•	$1.1 million gain on the sale of 362,173 common shares of Adaptec

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
      During fiscal 2006, the price of Tower shares declined by 17%, to $1.28, resulting in mark to market write downs of $2.9 million under SFAS 115. During the fourth quarter of fiscal 2005, we recorded an other than temporary write-down on our investment in Tower ordinary shares of approximately $16.7 million due to a 57% decrease in the share price of Tower ordinary shares during the last two quarters of fiscal 2005. At September 30, 2004, the market share price for Tower ordinary shares exceeded the carrying value share price for both our short-term and long-term investment in Tower shares.
      In fiscal 2006 the share price declined 17%. During the third quarter of fiscal 2005, the share price initially decreased by 53% prior to recovering and ending the quarter down by 40%, compared to the end of the second quarter of fiscal 2005. Given the fact that there had been some recovery in the share price during the latter part of third fiscal quarter, we determined that the share price decrease was not an “other-than-temporary” decrease and did not record a write-down during the third quarter of fiscal 2005. Subsequently, the share price decreased another 29% during the fourth quarter of fiscal 2005. At the time, we had no reason to believe that the value of our investment in Tower would recover in the foreseeable future. This decrease, combined with the fact that Tower was not operating at full capacity and was and continues to be heavily leveraged, led us to determine that the reduction in share price was “other-than-temporary” as of March 31, 2005.
      We also review the carrying values of our investments in Alliance Ventures and Solar Venture Partners investee companies for potential impairments. As many of these companies are in the development stage, these reviews include future market and revenue generating potential, analysis of current and future cash flows, and ongoing product development and future financing activities. As a result of these reviews, we recorded write-downs in our investments in Alliance Ventures and Solar Ventures investee companies of $1.1 million, $3.2 million and $5.8 million during fiscal 2006, 2005 and 2004, respectively.
      At March 31, write-downs of marketable securities and venture investments consisted of the following (in thousands):

	2006	2005	2004

Tower ordinary shares	$(2,944)	$(16,652)
Alliance Ventures’ investments	(1,129)	(2,686)	(5,487)
Solar Venture Partners’ investments	—	(473)	(300)

Total write-downs of marketable securities and venture investments	$(4,073)	$(19,811)	$(5,787)

Loss in Investees Accounted for Under the Equity Method
      Several of the Alliance Ventures and Solar Venture Partners investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $14.6 million, $16.9 million and $15.4 million for fiscal 2006, 2005 and 2004, respectively.
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
Summary Financial Data

	2006			2005			2004

	Total	<20%	>=20%	Total	<20%	>=20%	Total	<20%	>=20%

Income Statement
Revenue	$88,527	$73,075	$15,452	$42,335	$29,725	$12,610	$32,556	$16,097	$16,459
Gross profit	$42,721	$30,293	$12,428	$23,416	$15,687	$7,729	$16,985	$9,020	$7,965
Net loss	$(50,163)	$(36,492)	$(13,671)	$(77,796)	$(41,331)	$36,465)	$(78,265)	$(56,808)	$(21,457)
Balance Sheet
Current assets	$70,012	$48,619	$21,393	$80,534	$44,498	$36,036	$89,818	$53,670	$36,148
Non-current assets	$69,240	$63,531	$5,709	$16,486	$6,409	$10,077	$9,528	$2,633	$6,895
Total assets	$139,252	$112,150	$27,102	$97,020	$50,907	$46,113	$99,346	$56,303	$43,043
Current liabilities	$100,106	$89,365	$10,741	$29,056	$17,561	$11,495	$20,116	$8,814	$11,302
Non-current
Liabilities	$4,796	$1,448	$3,348	$4,217	$1,874	$2,343	$1,940	$604	$1,336
Total liabilities	$104,902	$90,813	$14,089	$33,273	$19,435	$13,838	$22,056	$9,418	$12,638
Preferred stock	$313,893	$245,100	$68,793	$358,641	$224,594	$134,047	$64,649	$184,569	$80,080
Total equity in loss of investees	$(14,652)	$(6,418)	$(8,234)	$(16,936)	$(5,595)	$(11,341)	$(15,355)	$(8,990)	$(6,365)
Number of companies	15	8	7	15	6	9	14	6	8

		Ownership
		Percentage

2006 Investee Companies	Industry	2006	2005

Aperto Networks	Networking	13.0%	14.5%
Active Optical Networks	Networking	74.7%	33.6%
Alta Analog	Semiconductor	30.2%	32.4%
Apollo Biotechnology	Semiconductor	15.3%	15.3%
Athena Semiconductor	Semiconductor	—	41.4%
BMI/ Bay Microsystems	Semiconductor	3.1%	—
Cavium Networks	Semiconductor	14.4%	15.4%
Jazio	Semiconductor	—	5.1%
Maranti Networks	Networking	—	9.0%
Minerva	Semiconductor	3.3%	—
Nazomi Communications	Semiconductor	22.7%	23.6%
Nethra Imaging	Semiconductor	22.4%	25.0%
SiNett Corporation	Semiconductor	20.2%	21.6%
Tharas Systems	Design Automation	13.5%	15.1%
Selby Venture Partners	Venture Investing	14.3%	—
Vianeta Communications	Software	39.7%	40.0%
Xalted Networks	Networking	19.2%	22.8%
Xceive Corporation	Semiconductor	28.7%	38.1%
      We review our share of the underlying assets of the companies in which we invest, and if our investment is greater than the underlying assets, we generally allocate the excess to goodwill, as most of our investee companies are in their early formation stage.

      We also performed an analysis on individual venture investee companies in accordance with FIN 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of March 31, 2006, we had one investee company which was classified as a VIE and for which we were the primary beneficiary. The impact of consolidation of this VIE was not material to our consolidated financial statements.

Other Expense, Net
      Other expense, net is comprised of interest income from short-term investments, foreign withholding tax, interest expense on short- and long-term obligations, losses from the disposal of fixed assets and employee loans, and bank fees. Other expense, net was a gain of approximately $0.4 million, and losses of $1.6 million and $7.9 million in fiscal 2006, 2005 and 2004, respectively. The decrease in other expense, net in 2006 and 2005, as compared to fiscal 2005 and 2004, is due primarily to decreases in foreign tax expense from $1.4 million in 2005 compared to to a minus $0.2 million in 2006, and $5.2 million in 2004 compared to $1.4 million in 2005, as well as a decrease in interest expense of $1.1 million and a decrease in bank fees from $1.3 million to $0.3 million in 2005 compared to 2004. The decreases in interest expense and bank fees in 2005 compared to 2004 are due primarily to the payoff of the Chinatrust loan, which was paid back in full on March 2, 2004. We also recorded a loss of $54,000 from the disposal of fixed assets during fiscal 2004.

Provision/ Benefit for Income Taxes
      Our effective tax rate for fiscal 2006, 2005 and 2004, was 34%, 25% and 41.2%, respectively.
      During fiscal 2006, 2005 and 2004, we recorded a tax expense in income taxes of approximately $6.1 million compared to a benefit for income taxes of approximately $16.7 million and $14.1 million. Prior to fiscal 2005, we maintained a valuation allowance against long-term deferred tax assets resulting from the long-term investments in Alliance Ventures and Tower Semiconductor. During 2005, based on the available objective evidence and the recent history of losses and forecasted taxable losses, management concluded that all of the Company’s net deferred tax assets should be subject to a valuation allowance. In fiscal 2006 we recognized the realization of the tax benefit of our gain on the liquidation of our position in UMC stock, offsetting the UMC deferred tax liabilities against the UMC deferred tax assets.
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

Liquidity and Capital Resources
      At March 31,2006 we had approximately $49.7 million in cash and cash equivalents, an increase of $47.3 million from March 31, 2005, and approximately $31.1 million in net working capital, a decrease of $7.2 million from March 31, 2005.
      We had short-term investments in marketable securities whose fair value was $7.8 million and $82.4 million at March 31, 2006 and March 31, 2005, respectively.
      During fiscal 2006, operating activities used cash of $24.5 million. This was primarily the result of a net loss of $26.6 million adjusted for non-cash charges of $1.2 million combined with the following changes in assets and liabilities:

•	A decrease in inventory of $0.9 million, which was driven by the diversification away from the Memory products.

•	A decrease in other assets by $4.8 million, $4.1 million of which came from the conversion of Tower Wafer Credits to Tower stock.

•	A decrease in accounts payable, accrued liabilities and income taxes payable of $2.5 million which reflected reductions in operating expenditures as well as more timely payments to vendors.

•	An increase in accounts receivable of $1.3 million, $0.8 million of which was due to the increased revenue, which was heavily weighted to the last half of the fiscal year, $0.2 million to reduction in employee receivables, and $0.7 million to sales of Tower stock in March 2006 which had not yet been remitted in cash.
      During fiscal 2006, we generated cash of $47.3 million from operations and investments. This includes $24.5 million used for operations and $14.3 million used for investments in Alliance Ventures investee companies, which was financed by the sale of UMC and Tower stock for proceeds of $83.2 million and the sale of Alliance and Solar investments for proceeds of $6.7 million. During fiscal 2005, operating activities used cash of $27.6 million. This was primarily the result of a net loss of $49.8 million adjusted for non-cash charges of $45.4 million, a decrease in net deferred tax liabilities of $17.9 million and an increase in inventory of $5.0 million, a decrease in accounts payable, accrued liabilities and income taxes payable of $4.4 million due to reductions in operating expenditures as well as more timely payments to vendors. During fiscal 2004, operating activities used cash of $7.6 million. This was primarily the result of a net loss of $19.4 million adjusted for non-cash charges of $1.9 million and a decrease in net deferred tax liabilities of $8.9 million and an increase in inventory of $11.6 million, offset by an income tax refund of $32.4 million, an increase in accounts payable of $5.1 million and a decrease in related party receivables of $1.0 million. The increase in inventory during fiscal 2004 was due to sales forecasts being higher than the actual sales achieved during the year.
      Investing activities provided cash of $71.7 million during fiscal 2006. This is primarily the result of a sale of marketable securities for proceeds of $83.2 million, offset by purchases of Alliance Ventures and other investments of $17.6 million, property and equipment purchases of $0.3 million. Proceeds from the sale of shares of UMC common stock provided $81.4 million of the $83.2 million in total proceeds. Investing activities provided cash of $23.0 million during fiscal 2005. This is primarily the result of a sale of marketable securities for proceeds of $33.3 million, offset by purchases of Alliance Ventures and other investments of $8.9 million, property and equipment purchases of $0.9 million and the purchase of non-exclusive technology licenses for $0.7 million. Proceeds from the sale of shares of UMC common stock provided $31.8 million of the $33.3 million in total proceeds. Investing activities provided cash of $49.2 million during fiscal 2004. This is primarily the result of sales of marketable securities for $80.5 million, partially offset by an additional contractual investment in Tower for $11.0 million, purchases of Alliance Ventures and other investments of $20.0 million, property and equipment purchases of $1.2 million, and the purchase of technology licenses for $0.4 million.
      Financing activities provided cash of $71,000 from the exercise of stock options during 2006. Financing activities provided cash of $851,000 during fiscal 2005. This is primarily the result of the proceeds from the issuance of common stock of $884,000 offset by principal payments on lease obligations of $33,000. Financing activities used cash of $42.8 million during fiscal 2004. This is primarily the result of the repayment of short-term debt of $43.6 million.
      At March 31, 2006, 2005 and 2004, we had no short-term borrowings.
      We believe these sources of liquidity and financing will be sufficient to meet our projected working capital and other cash requirements for the next twelve months.

Contractual Obligations and Commitments
      The following table summarizes our off-balance sheet arrangements at March 31, 2006, and the effect such arrangements are expected to have on our liquidity and cash flow in future periods (in thousands):

Operating Leases
Fiscal Year
2007	$779
2008	134

Total	$913

Effective Transactions with Related and Certain Other Parties
      N. Damodar Reddy, a former director of the Company and our former Chairman, Chief Executive and President, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provided the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $139,700 during fiscal year 2006, $55,000 for the full year of fiscal year 2005, and $290,000 in fiscal 2004. According to Mr. Reddy, he is not involved in the operations of Infobrain. Infobrain advises us that Mr. Reddy owns 10.6%, and members of his family own an additional 6.1% of Infobrain, and that Infobrain is indebted to Mr. Reddy for $30,000.
      In October 1999, we formed Alliance Venture Management to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. We took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management as general partner in May 2006 (as more fully discussed below).
      In November 1999, we formed Alliance Ventures I and Alliance Ventures II. As the sole limited partner, we own 100% of the limited partnership interests in each partnership. Until May 2006, Alliance Venture Management acted as the general partner of these partnerships and the agreements were drafted to provide a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.
      At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV and Alliance Ventures V, the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.
      Now that Alliance Venture Management has been replaced as general partner, it will no longer have a claim to such fees on future gains. While we own 100% of the common units in Alliance Venture

Management, we did not hold any Preferred Member Units and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each hold 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, along with V.R. Ranganath, received fees and other distributions of $7.0 million.
      Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees include compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management.
      No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2006, fiscal 2005 or fiscal 2004.
      On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. Alliance has reached an agreement in principle with Alliance Venture Management and V.R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, will continue to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management will require approval of our Board of Directors. Mr. Ranganath’s compensation will be paid through management fees to the new general partner. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions. The Company is in the process of amending the partnerships and formalizing this memorandum of understanding.
      After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom Corporation, to Alliance Ventures I. As of March 31, 2006, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $26.7 million in eleven companies; Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies; Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $62.5 million in 15 companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $39.2 million in eight companies; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $34.6 million in nine companies. During fiscal 2006, we invested approximately $13.1 million in Alliance Ventures investee companies. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
      In the third quarter of fiscal 2006, Alliance Ventures III and IV sold their interest in Athena Semiconductor for cash resulting in a net gain of $5.8 million. On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for cash and stock, which was executed and completed in April of 2006.
      In fiscal 2006, 2005 and 2004, we recorded write-downs in Alliance Ventures investee companies of approximately $1.1 million, $2.7 million and $5.5 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $14.3 million, $16.0 million and $14.1 million during fiscal 2006, 2005 and 2004, respectively.

      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds. Multiple Alliance Venture Management investment funds may invest in the same investee companies. We acquired Chip Engines, one of those investee companies, in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy Venture Partners according to the terms of the note.
      Through March 31, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of March 31, 2006, we held a 73% interest in Solar. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.
      The related party receivable of approximately $71,000 included with Assets held for sale as of March 31, 2006, is related to loans to various employees, none of whom are our officers, in our India design centers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the year ended March 31, 2006. These entities, in which we hold varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. We do not hold any derivative financial instruments at March 31, 2006.
Investment Risk
      As of March 31, 2006, our short- and long-term investment portfolio consisted solely of marketable equity securities in Tower. During fiscal 2006 we exercised our right to convert $3,880,330 of wafer credits to 2,455,905 Tower ordinary shares. We also exercised our rights to purchase $3,310,800 of Tower Debentures. These debentures are convertible into 3,009,818 registered Tower ordinary shares, and have no restrictions on their sale. Accordingly, in accordance with SFAS 115, we have classified them as short-term and marked them to the current market value of Tower ordinary shares. As of March 31, 2006, we have 3,077,848 shares of Tower that are classified as short-term. During the year we also reclassified 129,176 ordinary shares of Tower from short-term to long-term. These securities are subject to market fluctuation. As of March 31, 2005, our short-term investment portfolio consisted of marketable equity securities in UMC and Tower. During fiscal 2006 we liquidated our position in UMC. During fiscal 2005, we liquidated our position in Vitesse and Adaptec, Inc. and reclassified 534,506 ordinary shares of Tower from long-term to short-term. As of March 31, 2004, our short-term investment portfolio consisted of marketable equity securities in UMC, Tower, Vitesse and Adaptec, Inc.
      Although the price of Tower shares declined by 17%, during fiscal 2006 to $1.28, resulting in mark to market write downs of $2.9 million in 2006, Tower share prices have since risen to the $1.34 range. During the last six months of fiscal 2005, our investment in Tower experienced a 57% decline in value due to softness in the semiconductor industry, Tower’s financial performance and general market conditions. We evaluated our investment in Tower and determined that a write-down of our investment in Tower short-term and long-term shares was necessary as of March 31, 2005. We recorded a pretax, non-operating loss of $16.7 million during the fourth quarter of 2005, related to our short and long-term positions in Tower ordinary shares. We did not record any losses for “other-than-temporary” declines in the fair value of our marketable securities during fiscal 2004. We also have an investment in the ordinary shares of Tower that is classified as a long-term investment and is recorded at market in accordance with SFAS 115. As of March 31, 2006, we have 7,209,242 shares that are recorded as long-term. We review our long-term investments periodically to determine if any impairment has occurred and subsequent write-down is required. As of March 31, 2006, we also had $9.7 million of Tower wafer credits acquired as part of the original Tower Share Purchase Agreement. There can be no assurances that our investment in Tower ordinary shares and wafer credits will not decline further in value.
      Short- and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate our investments in terms of credit risk since a substantial portion of our assets are now in the form of investments, not all of which are liquid, and may enter into full or partial hedging strategies involving financial derivative instruments to minimize market risk. During the first quarter of fiscal 2004, we settled our derivative contract on the Adaptec investment by delivering 362,173 shares to the brokerage firm holding the contract. We did not enter into any additional hedging transactions during fiscal 2006, fiscal 2005 or fiscal 2004.
Foreign Currency Risk
      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All of our revenue and the majority of our expenses are transacted in U.S. dollars.
      During fiscal 2006, we liquidated our position in UMC common stock. As of March 31, 2005, we owned approximately 128.1 million shares of common stock of UMC, a publicly traded company in Taiwan. As these shares are not tradable in the United States, they were subject to many of the same risks associated with foreign currency. The market value of these holdings on March 31, 2005, based on the price per share in New Taiwan Dollars (NT$) and the NT$/US$ exchange rate of NT$31.50 per US$ was US$77.5 million. The value of these investments was impacted by foreign currency fluctuations as well as market price changes. Unless otherwise indicated, our reporting currency is the U.S. dollar.

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
      On December 6, 2005, PricewaterhouseCoopers LLP (“PwC”) notified the Company that PwC had resigned as the Company’s independent registered public accounting firm. PwC’s reports on the Company’s financial statements for the fiscal years ended March 26, 2005 and March 27, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended March 26, 2005 and March 27, 2004 and through December 6, 2005, the Company has not had any disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure which, if not resolved to PwC’s satisfaction, would have caused it to make reference thereto in its reports on the Company’s financial statements for such years.
      On February 9, 2006, the Audit Committee of the Company’s Board of Directors engaged Mark Bailey & Co. Ltd. (“Mark Bailey”) as the Company’s new independent registered public accounting firm for the fiscal year ending March 25, 2006. Mark Bailey immediately began its relationship with the Company and reviewed the interim financial statements for the fiscal quarter ended December 24, 2005 which were then filed on Form 10-Q/A on February 28, 2006.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”
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
      The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of March 31, 2006. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of March 31, 2006, the Company did not maintain a sufficient complement of permanent personnel with an appropriate level of accounting knowledge, experience and training in the implementation of the Sarbanes-Oxley Act of 2002 and the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient permanent finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) external financial reporting and income taxes, and (ii) review procedures over the accounting for significant and unusual transactions and equity method investments. And during the first three quarters of fiscal 2006, we lost most of the accounting staff who had knowledge of what had been done in the past, and did not maintain effective controls over the reconciliation of unmatched material receipts. We also did not have full awareness of what made up other prepaid assets.
      These control deficiencies resulted in post-closing adjustments reducing the inventory purchase accrual by $270,000 and reducing other prepaid assets by $4.4 million to account for the conversion of the remaining book value of prepaid wafer credits.

      The Company’s testing of the effectiveness of its internal control over financial reporting as of March 31, 2006, performed based on the framework in “Internal Control — Integrated Framework” issued by the COSO, resulted in the following significant control deficiencies:

•	Minutes of meeting of the Compensation Committee were not available.

•	Some controls in Inventory & Cost of Goods and General Ledger showed lack of proper authorizations.

•	Board authorization for the Investment Manager to make investments on behalf of the Company was not found.

•	The Company’s communications on closing the trading window were ineffective.
      In addition, Revenue & Receivables was determined to have a material weakness based on a lack of documentation and use of forms together with ineffective procedures authorizing return of materials from customers.
      While these control deficiencies have not resulted in any other material misstatements of account balances or disclosures that we are aware of, they could result in misstatements or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by Mark Bailey, an independent registered public accounting firm, as stated in their report which appears immediately preceding the Consolidated Financial Statements in this Annual Report on Form 10-K.
Plan for Remediation of Material Weaknesses
      The Company has taken several steps towards remediation of the material weaknesses described above. Specifically,
      1. The Company has increased its staffing in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel, however in anticipation of the change in its business discussed in this document, the Company has staffed those positions with temporary personnel for maximum flexibility.
      2. The Company has enhanced its methods and expertise in accounting for equity method investments and income tax reporting.
      3. The Company has installed, and is installing, new and additional policies and changed procedures to reduce the risk of misstatements of account balances or disclosures in future periods.
      4. The changes in the business subsequent to this reporting period will materially and substantially reduce both the activity and complexity of the company’s books and records, eliminating many of the risks that have arisen from the significant deficiencies and material weaknesses described herein.
Changes in Internal Control over Financial Reporting
      Except as noted above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Identification of Directors

			Director
Name	Age	Principal Occupation	Since

Bryant R. Riley(1)(3)	39	Founder and Chairman of B. Riley & Co, Inc.	2005
Alan B. Howe(1)(2)	44	Vice President of Business Development of Covad Communications	2005
Bob D’Agostino(2)(3)	38	President of Q-mation	2005
J. Michael Gullard(2)	60	General Partner of Cornerstone Management	2005
C.N. Reddy	49	Executive Vice President for Investments and Director	1985

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.
      Bryant R. Riley is both founder and Chairman of B. Riley & Co., Inc. B. Riley & Co. is a Southern California based brokerage firm providing research and trading ideas primarily to institutional investors. Founded in 1997, B. Riley & Co. also has offices in San Francisco and New York. Mr. Riley is also the founder and Chairman of Riley Investment Management, LLC, an investment adviser which provides investment management services. He also serves on the board of directors of Aldila, Inc. and Carreker Corporation, each a Nasdaq listed company. Prior to 1997, Mr. Riley held a variety of positions in the brokerage industry, primarily as an Institutional Salesman and Trader. From October 1993-January 1997 he was a co-head of Equity at Dabney-Resnick, Inc., a Los Angeles based brokerage firm. From 1991-1993 he was a co-founder of Huberman-Riley, a Texas based brokerage firm. Mr. Riley graduated from Lehigh University in 1989 with a B.S. in finance.
      Alan B. Howe has extensive operational expertise combined with 20 years of corporate finance and business development experience. Mr. Howe is currently a Vice President of Business Development for Covad Communications, focused on wireless “last mile” alternative access. Prior to joining Covad, Mr. Howe was a principal at Broadband Initiatives, LLC, a boutique consulting and advisory firm. Mr. Howe was also previously Chief Financial Officer of Teletrac, Inc. for six years, raising approximately $200 million in public high yield debt, private equity and bank financing. He helped lead Teletrac through a complex recapitalization and eventually worked to facilitate its sale to Trafficmaster PLC, a global leader in telematics services. Mr. Howe joined Teletrac from Sprint, where he was Director of Corporate Development and one of the initial team members that helped start Sprint PCS. Before joining Sprint, he was an Assistant Vice President at Manufacturers Hanover Trust (now JP Morgan Chase & Co.) in New York where he cross-sold a wide range of corporate finance products, including syndicated bank credits, interest rate swaps, M&A advisory services, mortgage financings, private placements, subordinated debt financings, structured finance products, cash management and trust services. Prior to his experience at Manufacturers Hanover Trust, Mr. Howe worked at Draper and Kramer, Inc., a large privately held real estate firm based in Chicago. Mr. Howe serves on the board of directors of Crossroads Systems, Inc., a Nasdaq listed company. Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business with a specialty in finance.

      Bob D’Agostino has served as President of Q-mation since 1999. Q-mation is a leading supplier of software solutions targeted at increasing operational efficiencies and asset performance in large manufacturing companies. Joining Q-mation in 1990, Mr. D’Agostino held various sales, marketing and operation management positions prior to his appointment as President in January 1999. Q-mation operates out of offices in Philadelphia, PA, Boston, MA and Cleveland, OH, focusing primarily on software for the food, pharmaceutical and consumer products industries. Mr. D’Agostino graduated from Lehigh University with a B.S. in Chemical Engineering.
      J. Michael Gullard has since 1984 served as a general partner of Cornerstone Management, a venture capital and consulting firm that provides strategic focus and direction for technology companies, primarily in the software and data communications industries. He also serves on the board of directors of JDA Software Group, Inc. and Celeritek, Inc., each a Nasdaq listed company, and DynTek, Inc. Mr. Gullard’s 33 years in the technology industry include a number of executive and management posts at Telecommunications Technology Inc. and the Intel Corporation. He holds a B.A. and an M.B.A from Stanford University.
      C.N. Reddy is the co-founder of Alliance Semiconductor and has served as a director of Alliance Semiconductor since the Company’s inception in February 1985. Mr. Reddy served as the Secretary of Alliance Semiconductor from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as Vice President of Engineering. In May 1993, he was appointed and Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc., and before that he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is a named inventor of over 50 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy, the former Chairman of Alliance Semiconductor. Mr. Reddy serves on the Board of Directors of many privately held companies, including several companies in which Alliance Venture Management’s investment funds hold equity interests.
Identification of Executive Officers
      The information required by this section concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4.
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
Executive Compensation
      The following table sets forth certain information concerning compensation of (i) our Chief Executive Officer who served during the last completed fiscal year, (ii) each of the other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and (iii) certain former executive officers as required under SEC rules (collectively, the “Named Executive Officers”).
Summary Compensation Table

					Long Term
					Compensation
					Awards
		Annual Compensation
					Securities
	Fiscal			Other Annual	Underlying
Name and Principal Position	Year	Salary	Bonus(3)	Compensation(4)	Options(#)(5)

Melvin L. Keating,	2006	$105,000	—	—	—
President & Chief Executive Officer(1)
N. Damodar Reddy,	2006	$300,000	—	—	—
Chairman of the Board and former President,	2005	$300,000	—	—	—
Chief Executive Officer and	2004	$300,000	—	—	—
Interim Chief Financial Officer
C.N. Reddy,	2006	$275,000	—	—	—
Executive Vice President, Investments	2005	$275,000	—	—	—
	2004	$275,000	—	—	—
Narender Venugopal,	2006	$175,000	$25,500	—	—
Vice President and General Manager,	2005	$176,667	$11,000	—	—
Mixed Signal Business Unit	2004	$170,000	—	—	—
Robert Napaa,	2006	$168,200	$25,500	—	—
Vice President Marketing,	2005	$171,667	$11,788	—	—
Systems Solutions Business Unit	2004	$165,000	—	—	—

(1)	Melvin L Keating became Interim President and Chief Operating Officer and Interim Chief Financial Officer effective December 1, 2005.

(2)	N. Damodar Reddy resigned as the Company’s President, Chief Executive Officer and Interim Financial Officer effective December 1, 2005.

(3)	Represents bonuses earned for services rendered during the fiscal year listed, even if paid after the end of the fiscal year.

(4)	N. Damodar Reddy and C.N. Reddy were eligible to receive certain distributions of cash and marketable securities in their capacity as partners of Alliance Venture Management and/or Solar Ventures. See “Certain Relationships and Related Transactions.”

(5)	Excludes purchase rights pursuant to the 1996 Employee Stock Purchase Plan.

Option Grants in Last Fiscal Year
      The following table provides information with respect to stock options granted to the Named Executive Officers during the last fiscal year. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term ($ thousands). The options granted vest twenty percent (20%) after the first year of service and then five percent (5%) each quarter thereafter until the option is fully vested, subject to continued employment or provision of services to the Company.

Potential
	Individual Grants(1)				Realizable Value
at Assumed
	Number of	Percent of Total			Annual Rates of
	Securities	Options			Stock Price
	Underlying	Granted to			Appreciation for
	Options	Employees in	Exercise or		Option Term(2)
	Granted	Fiscal Year	Base Price	Expiration
Name	(#)	(%)(3)	($/Sh)	Date	5%	10%

Melvin L. Keating	100,000	23%	$2.92	12/1/2015	$476	$757
	100,000	23%	$2.72	3/8/2016	$443	$705
N. Damodar Reddy	—	—	—	—	—	—
C.N. Reddy	—	—	—	—	—	—
Narender Venugopal	—	—	—	—	—	—
Robert Napaa	—	—	—	—	—	—

(1)	No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the SEC. There is no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(3)	The Company granted stock options representing 442,000 shares to employees in the last fiscal year.
      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth information concerning shares acquired on exercise of stock options during fiscal 2005 and the value of stock options held at the end of fiscal 2006 by each of the officers named in the Summary Compensation Table above.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares		Options at		Options at
	Acquired on	Value	Fiscal Year End (#)		Fiscal Year End ($)(2)
	Exercise	Realized
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

N. Damodar Reddy	—	—	290,000	60,000	—	—
C.N. Reddy	—	—	210,000	40,000	—	—
Narender Venugopal	—	—	82,500	67,500	—	—
Robert Napaa	—	—	38,000	64,500	—	—

(1)	“Value Realized” represents the fair market value of the shares underlying the option on the date of exercise based on the per share closing price of the Company’s Common Stock as reported on the NASDAQ National Market, less the aggregate exercise price, and may not be realized upon the sale of the shares underlying the option, and does not necessarily indicate that the optionee sold such shares.

(2)	The Value of Unexercised In-The-Money Options at Fiscal Year End is calculated based on the difference between the respective exercise prices of outstanding stock options and the closing price of the Company’s Common Stock on March 31, 2006 (the last day of trading for the fiscal year ended March 31, 2006) of $2.64 per share.

Report of Compensation Committee
      The following is a report of the Compensation Committee of the Board of Directors describing the compensation policies applicable to the Company’s executive officers during the fiscal year ended March 31, 2006. The Compensation Committee of the Board of Directors sets the base salary of the Company’s executive officers and approves individual bonuses for executive officers.
General Compensation Policy
      The Compensation Committee’s overall policies with respect to executive officers is guided by the following principles:
      (a) Compensation arrangements shall emphasize pay for performance and encourage retention of those employees who enhance the Company’s performance;
      (b) Compensation arrangements shall promote ownership of the Company stock to align the interests of management and stockholders;
      (c) Compensation arrangements shall maintain an appropriate balance between base salary and long-term and annual incentive compensation;
      (d) In approving compensation, the recent compensation history of the executive, including special or unusual compensation payments, shall be taken into consideration; and
      (e) Cash incentive compensation plans for senior executives shall link pay to achievement of financial goals for the Company.
      Each executive officer’s compensation package is comprised of three elements: (i) base salary that reflects individual expertise and performance and is designed primarily to be competitive with salary levels in the industry, (ii) stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and the Company’s stockholders, and (iii) for executive officers in the sales and marketing functions, and for other executive officers in certain other circumstances, annual or quarterly cash bonuses related to the performance of the Company in such executive officer’s functional area.
Factors
      Several important factors considered in establishing the components of each executive officer’s compensation package for the 2006 fiscal year are summarized below. Additional factors were taken into account to a lesser degree. The Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. However, it is presently contemplated that all compensation decisions will be designed to further the overall compensation policy described above.
      Base Salary. The base salary for each executive officer is set primarily on the basis of the individual’s qualifications and relevant goals, the strategic goals for which he or she has responsibility, the incentives necessary to attract and retain qualified management based primarily upon the salary levels in effect for comparable positions in similarly situated companies within the semiconductor industry, and internal comparability considerations. The Compensation Committee believes that the Company’s most direct competitors for executive talent are not limited to the companies that the Company would use in a comparison for stockholder returns. Therefore, the compensation comparison group is not the same as the industry group index used in the section “Comparison of Stockholder Return,” below. Company performance does not play a significant role in the determination of base salary.
      Stock-Based Incentive Compensation. The Compensation Committee approves periodic grants of stock options to each of the Company’s executive officers. The grants of stock options are designed to align the interests of the optionees with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, vesting schedules of options granted pursuant to the Company’s 2002 Stock Option Plan (historically over five years from the date of grant) encourage a long-term commitment to the Company by its executive officers. Each grant pursuant to the 2002 Stock Option Plan generally allows the optionee to acquire shares of the Company’s Common Stock at a fixed price per share (the fair market value on the grant date) over a specified period of time (historically, up to one year after full vesting), thus providing a return to the optionee only if the market price of the shares appreciates over the option term. The size of the option grant pursuant to the 2002 Stock Option Plan to each optionee is set at a level that the Compensation Committee deems appropriate in order to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Company, but also takes into account the individual’s potential for future responsibility and promotion over the option vesting period, the individual’s performance in recent periods, industry practices and norms and the incentives granted in prior years and existing levels of stock ownership. The Compensation Committee periodically reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon the factors described above. In addition, executive officers are eligible to participate in the Company’s 1996 Employee Stock Purchase Plan, which affords Company employees (other than owners of 5% or more of the Company’s securities) the opportunity to purchase Company Common Stock twice a year at a discount to the market value on the date of purchase, by utilizing funds that have been withheld from the employee’s payroll during the preceding six-month period (employees may elect to have up to 10% of their payroll withheld for such purpose).
      Annual or Quarterly Cash Bonuses. The Company may pay annual or quarterly bonuses to executive officers related to the performance of the Company in such executive officer’s functional area. In addition, in certain circumstances, the Company will award cash bonuses to executive officers, although cash bonuses have been paid from time to time in the past to selected executive officers in recognition of superior individual or business unit performance.
Chief Executive Officer Compensation
      In setting the compensation payable during fiscal 2006 to the Company’s former Chief Executive Officer, N. Damodar Reddy, and the Company’s current Chief Executive Officer, Melvin L. Keating, the Compensation Committee used the same factors described above for the executive officers.
Effect of Section 162(m) of the Internal Revenue Code
      Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1.0 million paid to any of its five most highly compensated executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1.0 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by stockholders.
      The Compensation Committee does not presently expect total cash compensation payable for salaries to exceed the $1.0 million limit for any individual executive. Having considered the requirements of Section 162(m), the Compensation Committee believes that stock option grants to date meet the requirement that such grants be “performance based” and are, therefore, exempt from the limitations on deductibility. The Compensation Committee will continue to monitor the compensation levels potentially payable under the Company’s cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company’s compensation philosophy, and the Company’s best interests.
      Submitted by the Compensation Committee of the Company’s Board of Directors:

Alan B. Howe
Bryant R. Riley (Chairman)

Compensation Committee Interlocks and Insider Participation
      None of members of the Compensation Committee was at any time during fiscal 2006 or any other time an officer or employee of the Company. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or Directors of another entity. See “Certain Relationships and Related Transactions.”
Performance Graph
      Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Annual Report, in whole or in part, this section entitled “Performance Graph” shall not be incorporated by reference into any such filings or into any future filings, and shall not be deemed soliciting material or filed under the Securities Act or Exchange Act.
      The graph below compares the cumulative stockholder return on the Company’s Common Stock from March 31, 2001 to March 31, 2006 with the cumulative return on the NASDAQ Composite Index and the PHLX Semiconductor Sector Index over the same period (assuming the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2001 and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG ALLIANCE SEMICONDUCTOR CORPORATION,
THE NASDAQ COMPOSITE INDEX
AND THE PHLX SEMICONDUCTOR INDEX

*	$100 invested on 3/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	Cumulative Total Return

	3/01	3/02	3/03	3/04	3/05	3/06

Alliance Semiconductor Corporation	100.00	99.10	27.53	65.46	21.42	23.83

Nasdaq Composite Index	100.00	100.28	72.88	108.37	108.64	127.14

PHLX Semiconductor Sector	100.00	109.21	54.36	89.37	76.51	91.67

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company’s Common Stock as of July 28, 2006 (or such other date as may be indicated in the footnote for the respective person) for (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Summary Compensation Table, (iii) each of our Directors and Director nominees and (iv) all Directors and current executive officers of the Company as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information. On July 28, 2006, there were 35,600,159 shares of the Company’s Common Stock outstanding.

	Amount and Nature
	of Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership(2)(3)	of Class

Schneider Capital Management Corporation(4)	3,646,468	10.24%
460 E. Swedesford Road, Suite 1080
Wayne, PA 19087
Dimensional Fund Advisors(5)	2,971,614	8.35%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Bryant R. Riley(6)	2,465,752	6.93%
11100 Santa Monica Blvd., Suite 800
Los Angeles, CA 90025
David J. Greene & Co. LLC(7)	2,329,452	6.54%
599 Lexington Avenue
New York, NY 10022
Lloyd Miller III(8)	1,817,388	5.10%
4550 Gordon Drive
Naples, FL 34102
C.N. Reddy(9)	4,184,250	11.75%
Bob D’Agostino	34,450	*
Alan B. Howe	0	*
J. Michael Gullard	0	*
N. Damodar Reddy(10)	6,480,350	18.20%
Narender Venngopal	0	*
Robert Naapa	0	*
All Directors and current executive officers as a group (8 persons)(11)	13,164,802	36.98%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Alliance Semiconductor Corporation, 2575 Augustine Drive, Santa Clara, California 95054.

(2)	Unless otherwise noted, the Company believes that all persons or entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown in the table to be beneficially owned by them, subject to community property laws where applicable.

(3)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of July 28, 2006 upon the exercise of options, excluding, however, options granted pursuant to the Company’s 1996 Employee Stock Purchase Plan. Each stockholder’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of July 28, 2006 have been exercised.

(4)	The number of shares is as reported on a Schedule 13G/ A filed by Schneider Capital Management Corporation on February 10, 2006.

(5)	Dimensional Fund Advisors, Inc. (“Dimensional”) is the beneficial owner of Common Stock as a result of providing investment advice to four investment companies registered under the Investment Company Act of 1940 and serving as an investment manager to certain other commingled group trusts and separate accounts. Dimensional disclaims beneficial ownership of any shares reported above. The number of shares is as reported on a Schedule 13G/ A filed by Dimensional on February 6, 2006.

(6)	The number of shares is as reported on a Schedule 13D/A filed by Bryant R. Riley on October 18, 2005. Mr. Riley directly or indirectly has sole voting and dispositive power over securities held by B. Riley & Co., Inc., B. Riley & Co. Holdings, LLC and Riley Investment Management LLC, the investment advisor to and general partner of SACC Partners LP. Additionally Mr. Riley is a Trustee of the B. Riley & Co. Retirement Trust. Through his relationships with these entities, Mr. Riley may be deemed to beneficially own a total of 2,465,752 shares of the Company’s Common Stock.

(7)	The number of shares is as reported on Schedule 13G filed by David J. Green & Co. LLC on February 10, 2006.

(8)	The number of shares is as reported on Schedule 13G filed by Lloyd Miller III on April 27, 2006.

(9)	Includes 677,500 shares held of record by C.N. Reddy Investments, Inc., of which C.N. Reddy is the sole stockholder. Includes 80,000 shares subject to options exercisable within 60 days of July 28, 2006.

(10)	Includes 345,000 shares held of record by N.D.R. Investments, Inc., of which N. Damodar Reddy is the sole stockholder.

(11)	Includes 200,000 shares subject to options exercisable within 60 days of July 28, 2006.

ITEM 13.	Certain Relationships and Related Transactions
      N. Damodar Reddy, a former director of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provided the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $139,700 during fiscal year 2006, $55,000 for the full year of fiscal year 2005, and $290,000 in fiscal 2004. According to Mr. Reddy, he is not involved in the operations of Infobrain. Infobrain advises us that Mr. Reddy owns 10.6%, and members of his family own an additional 6.1% of Infobrain, and that Infobrain is indebted to Mr. Reddy for $30,000.
      In October 1999, we formed Alliance Venture Management to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. We took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management as general partner in May 2006 (as more fully discussed below).
      In November 1999, we formed Alliance Ventures I and Alliance Ventures II. As the sole limited partner, we own 100% of the limited partnership interests in each partnership. Until May 2006, Alliance Venture Management acted as the general partner of these partnerships and the agreements were drafted to provide a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.
      At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, the management agreement for Alliance Venture

Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV and Alliance Ventures V, the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.
      Now that Alliance Venture Management has been replaced as general partner, it will no longer have a claim to such fees on future gains. While we own 100% of the common units in Alliance Venture Management, we did not hold any Preferred Member Units and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each hold 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, together with V.R. Ranganath, received fees and other distributions of $7.0 million.
      Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees include compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2006, fiscal 2005 or fiscal 2004.
      On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. Alliance has reached an agreement in principle with Alliance Venture Management and V.R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, will continue to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management will require approval of our Board of Directors. Mr. Ranganath’s compensation will be paid through management fees to the new general partner. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions. The Company is in the process of amending the partnerships and formalizing this memorandum of understanding.
      After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom Corporation, to Alliance Ventures I. As of March 31, 2006, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $26.7 million in eleven companies; Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies; Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $62.5 million in 15 companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $39.2 million in eight companies; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $34.6 million in nine companies. During fiscal 2006, we invested approximately $13.1 million in Alliance Ventures investee companies. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
      In the third quarter of fiscal 2006, Alliance Ventures III and IV sold their interest in Athena Semiconductor for cash resulting in a net gain of $5.8 million. On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for cash and stock, which was executed and completed in April of 2006.
      In fiscal 2006, 2005 and 2004, we recorded write-downs in Alliance Ventures investee companies of approximately $1.1 million, $2.7 million and $5.5 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $14,3 million, $16.0 million and $14.1 million during fiscal 2006, 2005 and 2004, respectively.
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
      Through March 31, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of March 31, 2006, we held a 73% interest in Solar. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.
      In the second quarter of fiscal 2006 Solar sold its interest in NetScaler for cash and stock, which was sold during the fourth quarter of fiscal 2006. Gross proceeds were $1.3 million for a net gain of approximately $944,000. It also sold its interest in JP Mobile for a net loss of $100,000
      The related party receivable of approximately $71,000 included with assets held for sale as of March 31, 2006, is related to loans to various employees, in our India design centers.

ITEM 14.	Principal Accountant Fees and Services
      On February 9, 2006, the Audit Committee of the Company’s Board of Directors engaged Mark Bailey & Co. Ltd. (“Mark Bailey”) as the Company’s new independent registered public accounting firm for the fiscal year ending March 25, 2006. Mark Bailey immediately began its relationship with the Company and reviewed the interim financial statements for the fiscal quarter ended December 24, 2005 which were then filed on Form 10-Q/ A on February 28, 2006. In addition to performing the audit of the Company’s consolidated financial statements, PwC provided various other services during fiscal 2006. The fees billed relating to fiscal years 2006 for each of the following categories of services are set forth below:

2006

Audit Fees(a)	$600,000
Audit Related Fees(b)	$75,000
Tax Fees(c)	—
All Other Fees	—

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, and includes fees for consents. The increase in audit fees for fiscal 2005 was primarily due to costs incurred in connection with the audit of management’s assessment of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(b)	Audit related fees represent fees for accounting consultations related to potential transactions.

(c)	Tax fees principally include fees for tax planning advice. All such services were pre-approved by the Audit Committee.
      PwC was the Company’s independent registered public accounting firm from the Company’s inception in 1985 until PwC resigned on December 6, 2005. In addition to performing the audit of the Company’s consolidated financial statements, PwC provided various other services during fiscal 2004. The fees billed relating to fiscal years 2006 and 2005 for each of the following categories of services are set forth below:

	2006	2005

Audit Fees(a)	$392,750	$1,065,000

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, and includes fees for consents. The decrease in audit fees for fiscal 2006 was primarily due to PwC’s resignation on December 6, 2005, which limited their work during fiscal 2006 to review of the first and second quarters of the fiscal year.
      Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Our audit committee pre-approved all such audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.
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

(3) Exhibits. See Items 15(b) below.
      (b) Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the Schedule II are filed as part of or are incorporated by reference into this Annual Report on Form 10-K.
      (c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE SEMICONDUCTOR CORPORATION

By:	/s/ Melvin L. Keating

Melvin L. Keating
President and Chief Executive Officer
(Principal Executive Officer)
August 9, 2006

By:	/s/ Karl H. Moeller

Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
August 9, 2006
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mel Keating and Karl Moeller, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael Gullard J. Michael Gullard	Director	August 2, 2006

Signature	Title	Date

/s/ Alan Howe Alan Howe	Director	August 2, 2006

/s/ Bob D’Agostino Bob D’Agostino	Director	August 2, 2006

/s/ C. N. Reddy C. N. Reddy	Director	August 2, 2006

ALLIANCE SEMICONDUCTOR CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Alliance Semiconductors, Corporation
      We have audited the accompanying balance sheet of Alliance Semiconductor Corporation as of March 31, 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance Semiconductor Corporation did not maintain effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Semiconductor Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
      As of March 31, 2006, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements with respect to: (i) external financial reporting, specifically the completeness and accuracy of footnote disclosures related to discontinued operations, income taxes, and disclosure of events subsequent to the balance sheet date;

(ii) revenue and expense recognition; (iii) performance of timely recording of transactions, reconciliation of account balances and management review; and (iv) review procedures over the accounting for significant and unusual transactions, and equity method investments. This control deficiency resulted in audit adjustments to revenue, cost of sales, prepaid expenses, inventory, and income taxes payable which were reflected in the financial statements. This control deficiency could result in a misstatement of the aforementioned account balances or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. This material weakness also contributed to the following individual material weaknesses as of March 31, 2006.
      The Company did not maintain effective control over the existence and valuation of certain of its inventory, specifically work in process, and the related cost of goods sold accounts. In addition, liabilities associated with the receipts of inventory not yet invoiced were not properly recorded. The company failed to remediate previously identified weaknesses over inventory related to adequately identifying, documenting and analyzing work-in-process, inventory reserves, and finished goods inventory held by third-party subcontractors. Adequate controls were not exercised to insure the proper valuation, or accounting under generally accepted accounting principles
      The Company did not properly account for complex or unusual transactions pertaining to investments. Specifically, short term investments were understated, and prepaid assets were overstated. This control deficiency resulted in an audit adjustment which impacted both asset balances as well as other comprehensive income.
      The Company did not identify or record the impact of a material subsequent event. Specifically, a material adjustment for a legal settlement was not timely identified or recorded, in an adjustment effecting liabilities, income taxes and income. These control deficiencies could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated July 28, 2006 on those financial statements.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation as of March 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Alliance Semiconductor Corporation did not maintain effective internal control over financial reporting as of March 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Alliance Semiconductor Corporation has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in “internal control — Integrated Framework” issued by COSO.
      We do not express an opinion or any other form of assurance on management’s statement regarding Plan for Remediation of Material Weaknesses contained in their above referenced report.
/s/ Mark Bailey and Company
Reno, Nevada
August 8, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alliance Semiconductor Corporation:
In our opinion, the consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of two years in the period ended March 31, 2005 listed in the accompanying index present fairly, in all material respects, the financial position of Alliance

Semiconductor Corporation and its subsidiaries at March 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United State of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended March 31, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
June 20, 2005, except as to Notes 1d, 1r, 2 and 16
as to which the date is August 7, 2006

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2006	2005

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,718	$2,397
Short-term investments	7,792	82,444
Accounts receivable, net	2,653	1,677
Inventory	—	7,320
Receivable from sale of securities	759	—
Related party receivables	—	344
Other current assets	1,138	5,830
Deferred tax assets	2,121	—
Assets held for sale	12,286	—

Total current assets	76,467	100,012
Property and equipment, net	33	4,316
Investment in Tower Semiconductor (excluding short-term portion)	9,228	8,780
Alliance Ventures and other investments	23,147	24,865
Deferred tax assets	—	19,736
Other assets	786	542
Intangible assets	—	1,290

Total assets	$109,661	$159,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,525	$5,275
Accrued liabilities	4,546	1,768
Income tax payable	34,528	34,855
Deferred income tax liabilities	—	19,736
Deferred tax on assets held for sale	2,717

Total current liabilities	45,316	61,634

Deferred Tax Liabilities	2,121
Other liabilities	45	45

Total liabilities	47,482	61,679

Commitments and contingencies (Notes 10 and 14)
Minority interest in subsidiary companies	295	441

Stockholders’ equity:
Common stock (43,755 shares and 43,723 shares issued and 35,584 and 35,568 shares outstanding March 31, 2006 and 2005, respectively)	438	438
Additional paid-in capital	201,622	201,551
Treasury stock (8,171 shares and 8,155 shares at cost at March 31, 2006 and 2005, respectively)	(68,576)	(68,524)
Accumulated deficit	(70,286)	(43,712)
Accumulated other comprehensive income/(loss)	(1,314)	7,668

Total stockholders’ equity	61,884	97,421

Total liabilities and stockholders’ equity	$109,661	$159,541

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2006	2005	2004

	(In thousands, except per share
	amounts)
Gain on investments	$23,319	$7,712	$29,287
Writedown of marketable securities and venture investments	(1,129)	(16,652)	(652)
Equity in loss of investees	(14,634)	(20,095)	(20,490)

Revenue from continuing operations	7,556	(29,035)	8,145
Research and development	—	—	2,413
General and administrative expense	8,979	4,726	7,362
Other (income) expense, net	(356)	1,631	7,893

Expenses of continuing operations	8,623	6,357	17,668
Provision for (Benefit from) income tax	4,603	(25,883)	(21,845)
Minority interest in consolidated subsidiaries	(142)	284	697

Loss from continuing operations	(5,812)	(9,225)	13,019
Discontinued operations
Memory products, net of $515, $3,775 and $2,199 income tax for 2006, 2005 and 2004 respectively	(9,139)	(16,699)	(9,186)
Non-memory products, net of $655, $5,400 and $5,563 income tax for 2006, 2005 and 2004 respectively	(11,623)	(23,887)	(23,244)

Loss from discontinued operations	(20,762)	(40,586)	(32,430)

Net loss	$(26,574)	$(49,811)	$(19,411)

Net loss per share — Basic and Diluted:
Continuing operations	$(0.16)	$(0.26)	$0.37
Discontinued operations	$(0.59)	$(1.15)	$(0.92)
Net Loss	$(0.75)	$(1.41)	$(0.55)
Weighted average number of common shares
Basic and Diluted	35,587	35,402	35,093

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Retained	Total
			Paid-In	Treasury	Income	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	(Deficit)	Equity

	(In thousands, except per share amounts)
Balances at March 31, 2003	43,132	$432	199,699	(68,524)	2,103	25,510	$159,220
Issuance of common stock under ESPP	277	3	971				974
Unrealized gain on investments, net					33,939
Net loss						(19,411)
Total comprehensive income							14,528

Balances at March 31, 2004	43,409	$435	200,670	(68,524)	36,042	6,099	$174,722
Issuance of common stock under ESPP	314	3	881				884
Unrealized loss on investments, net					(28,374)
Net loss						(49,811)
Total comprehensive loss							(78,185)

Balances at March 31, 2005	43,723	$438	$201,551	(68,524)	$7,668	(43,712)	$97,421
Issuance of common stock under ESPP	32		71				71
Unrealized loss on investments, net					(8,982)
Stock received from cancellation of loan				(52)			(52)
Net loss						(26,574)
Total comprehensive loss							(35,556)

Balances at March 31, 2006	43,755	$438	$201,622	$(68,576)	$(1,314)	$(70,286)	$61,884

(1)	At March 31, 2004, 2005 and 2006, the Company held 8,155, 8155, and 8,171 shares in treasury at each fiscal year end, respectively, which have not been retired. After taking into account these treasury shares, the net outstanding shares at March 31, 2004, 2005, and 2006 were 35,254 shares, 35,569 shares, and 35,584 shares, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(26,574)	$(49,811)	$(19,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,830	5,461	6,737
Minority interest in subsidiary companies, net of tax	(142)	(284)	(697)
Equity in loss of investees	14,633	20,095	20,490
Gain on investments	(23,319)	(7,712)	(29,287)
Other	100	345	1,162
Write-down of marketable securities and venture investments	1,129	16,652	652
Provision for income tax	—	—	—
Inventory write-down	—	9,314	2,876
Write-down of goodwill	—	1,538	—
Deferred income tax	—	(17,895)	(8,942)
Changes in assets and liabilities:
Accounts receivable	(976)	2,404	(2,023)
Inventory	910	(5,025)	(11,623)
Related party receivables	325	(80)	1,018
Receivable from sale of securities	(759)	—	—
Assets held for sale	—
Other assets	587	1,782	(2,155)
Accounts payable	(1,750)	(4,131)	5,108
Accrued liabilities and other long-term obligations	2,778	(1,309)	(754)
Income tax payable	5,773	1,089	29,246
Income tax on assets held for sale	—

Net cash used in operating activities	(24,455)	(27,567)	(7,603)

Cash flows from investing activities:
Purchase of property and equipment	(345)	(764)	(1,226)
Purchase of technology license	—	(650)	(430)
Proceeds from sale of available-for-sale securities	83,205	33,297	80,523
Investment in Tower Semiconductor Ltd.	(3,311)	—	(11,001)
Purchase of Alliance Ventures and other investments	(14,255)	(8,877)	(20,031)
Proceeds from sale of Alliance Ventures and other investments	6,655	—	1,350
Other assets	(244)

Net cash provided by investing activities	71,705	23,006	49,185

Cash flows from financing activities:
Net proceeds from issuance of common stock	71	884	974
Principal payments on lease obligations	—	(33)	(247)
Repurchase of common stock	—	—	—
Repayments of short-term borrowings	—	—	(43,560)

Net cash provided by (used in) financing activities	71	851	(42,833)
Net increase/(decrease) in cash and cash equivalents	47,321	(3,710)	(1,251)
Cash and cash equivalents at beginning of the period	2,397	6,107	7,358

Cash and cash equivalents at end of the period	$49,718	$2,397	$6,107

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Alliance Semiconductor and our Significant Accounting Policies
      Through the reporting period Alliance Semiconductor Corporation (“we,” the “Company” or “Alliance”), a Delaware corporation, has been a worldwide provider of Memory, Analog and Mixed Signal and System Solutions semiconductor products for the networking, wireless, consumer and computing markets. Through these integrated business units, we provided leading OEMs with Analog and Mixed Signal products for Electromagnetic Interference (“EMI”) management, high speed chip-to-chip interconnects based on HyperTransporttm technology, as well as synchronous and fast asynchronous Static Random Access Memory (“SRAMs”) and Dynamic Random Access Memory (“DRAMs”).

(a) Principles of Consolidation
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

(b) Use of Estimates
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

(c) Basis of Presentation
      For purposes of presentation, we have indicated our fiscal years 2004 and 2005 as ending on March 31, whereas our fiscal year during those periods actually ended on the Saturday nearest the end of March. The fiscal years ended March 31, 2005 and 2004 each contained 52 weeks.

(d) Assets Held for Sale and Loss on Discontinued Operations
      We account for assets held for sale and gain/(loss) from discontinued operations in accordance with SFAS 144, which requires that when a plan to dispose of assets or business operations is entered into, the assets related to that plan are separately classified on the Balance Sheet as assets held for sale, and the results of operations of business units that are subject to that plan of sale are separately accounted for on the Operations statement as gain/(loss) from discontinued operations. In March 2006 management of the Company entered into a plan to dispose of the Company’s operating business units. Accordingly, under SFAS 144, the results of operations of these business units have been aggregated in Loss from Discontinued Operations and their assets reclassified as Assets Held for Sale.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on deposit and highly liquid money market instruments with banks and financial institutions. We consider all highly liquid investments with maturity from the date of purchase of three months or less to be cash equivalents.

(f) Short-Term Investments
      Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At March 31, 2006 and 2005, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.
      Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet. If the investment is salable under market rules and can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115. Currently, the Company owns approximately 7.2 million shares of Tower common stock that are carried as long-term investments because they are subject to Rule 144 limitations on sale within the next twelve months and which are carried at market, as disclosed in Note 7 to the Consolidated Financial Statements.

(g) Inventory
      Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on the estimated net realizable value or current replacement cost. We also evaluate our open purchase order commitments on an on-going basis and accrue for any expected loss if appropriate.

(h) Investments in Non-Publicly-Traded Companies
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

(i) Property and Equipment
      Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years. Upon disposal, the cost of the asset

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations.

(j) Long-Lived Assets
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

(k) Revenue Recognition
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

(l) Research and Development Costs
      Costs incurred in the research and development of semiconductor devices are expensed as incurred, including the cost of prototype wafers and new production mask sets.

(m) Goodwill and Intangible Assets
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
      We adopted SFAS 142 on April 1, 2002. As a result, goodwill is no longer amortized, but is instead measured and tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. Goodwill impairment testing is a two step process. The first step screens for impairment, while the second step measures the impairment, if any.
      The annual impairment test performed as of March 31, 2004, indicated that goodwill was not impaired; however, the annual impairment test performed as of March 31, 2005, indicated goodwill to be impaired primarily due to lower than previously expected revenues and, accordingly, we recorded a pretax, operating charge of approximately $1.5 million during the fourth quarter of fiscal 2005 related to the PulseCore

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition completed in fiscal 2002. As a result of this impairment, the carrying value of goodwill is zero as of March 31, 2005. We recorded this impairment during the fourth quarter of fiscal 2005, as we had: (a) one full year of unit financial performance to aid us in our analysis and (b) we had completed our business and financial plans for the next fiscal year which gave us additional visibility into the cash flows attributable to this operating unit.
      Intangible assets with definite lives are amortized over the estimated useful life, generally three years.

(n) Income Taxes
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

(o) Concentration of Risks
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable.
      Cash is deposited with one major bank in the United States while cash equivalents are deposited in a money market fund.
      We have held significant investments in UMC and Tower. Since UMC and Tower are in the semiconductor business, they may be subject to the same fluctuations in market value that we have been, and may experience downturns in value at the same time that we have experienced. Many of the risks that we experienced as a semiconductor company are also applicable to these companies. In addition, because they are semiconductor industry participants, they are subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. There can be no assurances that our investments in these companies will increase in value or even maintain their value. Because of the cyclical nature of the semiconductor industry, it is possible that these investments will experience a significant business downturn in the future which will significantly depress the value of these stocks. Additionally, we have had operating cash outflows over the last several years and the value of our investments in UMC, which has been a major source of our liquidity, and Tower have declined substantially in value in prior years and they may continue to decline in value in the future. Management believes the Company’s cash and other sources of liquidity are sufficient to fund the business for the next 12 months. However, if our operating performance continues at its historical rate or falls below expectations or if our short-term investments in marketable securities continue to decrease in value, we may have difficulties meeting our cash needs.
      Historically we have sold products to original equipment manufacturers and distributors throughout the world. We perform credit evaluations of our customers and, on occasion, may have required letters of credit from our non-U.S. customers. As of March 31, 2006, there are no letters of credit outstanding. Sales to our customers are typically made pursuant to specific purchase orders, which may be cancelled by the customer without enforceable penalties. In fiscal 2006 Celestica AG, Kanematsu Devices, and Samsung related companies accounted for 18%, 11% and 11% respectively, of our net revenue, while in 2005, Celestica accounted for 12%,of net revenue. The Celestica revenue consisted primarily of the Systems Solutions business unit product, while Kanematsu and Samsung were primarily customers of the Mixed Signal business unit. In 2004 no single customer accounted for 10% or more of our net revenue.
      We conducted the majority of our business in U.S. dollars and foreign currency transaction gains and losses have not been material in any one year. International sales reflected in gain/(loss) on discontinued

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations accounted for approximately $17.9 million, $15.4 million and $17.9 million of net revenue for fiscal 2006, 2005 and 2004, respectively.

(p) Stock-Based Compensation
      At March 31, 2006, we have one stock-based employee compensation plan, compared to March 31, 2005 when we had three such plans. These plans are described more fully in Note 12. We account for these plans using the intrinsic-value based method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement 123”. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors’ Plan and our Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the years ended March 31, 2006, 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	Year Ended March 31,

	2006	2005	2004

Net loss, as reported	$(26,574)	$(49,811)	$(19,411)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,610)	(3,046)	(3,050)

Pro forma net loss:	$(28,184)	$(52,857)	$(22,461)

Loss per share:
Basic and diluted — as reported	(0.75)	(1.41)	(0.55)
Basic and diluted — pro forma	(0.79)	(1.49)	(0.64)
      See Note 12 — “Stock Option Plans” for the assumptions and methodology used to determine the fair value of stock-based compensation.

(q) Net Loss Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. At March 31, 2006, 2005 and 2004, there were 1,796,125, 3,395,150, and 3,500,482 options outstanding to purchase common stock that were excluded from the diluted loss per share computations because their effect would have been anti-dilutive. The weighted average exercise prices of these options were $6.00, $7.23, and $7.82 for fiscal 2006, 2005 and 2004, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, the numerators and denominators used in the Basic and Diluted EPS computations consisted of the following (in thousands, except per share amounts):

	2006	2005	2004

Net loss available to common stockholders	$(26,574)	$(49,811)	$(19,411)

Weighted average common shares outstanding
Basic and diluted	35,587	35,402	35,093

Net loss per share:
Basic and diluted	$(0.75)	$(1.41)	$(0.55)

Comprehensive Income
      We recorded comprehensive losses of $35.6 million and $78.2 million in fiscal 2006 and 2005, respectively, and comprehensive income of $14.5 million in 2004. The components of comprehensive income (loss) are shown in the Consolidated Statements of Stockholders’ Equity.

(r) Recently Issued Accounting Standards
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
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005, and was adopted by Alliance in the second quarter of fiscal 2006. The adoption of SFAS 151 did not have a material impact on our consolidated financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005, and was adopted by Alliance in the second quarter of fiscal 2006. The adoption of SFAS 153 did not have a material impact on our consolidated financial condition, results of operations or cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of fiscal 2006 and does not expect that the adoption of this standard will have a material impact on its consolidated results of operations and financial condition.

Note 2.	Discontinued Operations
      In March 2006 management of the Company entered into a plan to dispose of the Company’s operating business units. Accordingly, under SFAS 144, the results of operations of these business units have been aggregated in Loss from Discontinued Operations and their assets reclassified as Assets Held for Sale during the reporting period ended March 31, 2006. During the period from April 18, 2006 and June 26, 2006 the Company consummated the sale of its operating business units (see Note 17. “Subsequent Events”). The results of operations of our Memory and Non-Memory business units during the reporting period are described in Note 16. “Segment and Geographic Information”.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Components

Short-Term Investments
      At March 31, short-term investments consisted of the following available-for-sale securities and derivatives (in thousands, except per share amounts):

	2006				2005

		Adj Cost			Adj Cost
Company	Shares	Basis	Market Value	Shares	Basis	Market Value

United Microelectronics Corporation				128,146	$64,661	$77,505
Tower Semiconductor Debentures(1)		$3,852	$3,852
Tower Semiconductor	3,078	3,940	3,940	3,207	4,939	4,939

Total		$7,792	$7,792		$69,600	$82,444

(1)	Convertible to 3,009 shares

Long-Term Investments
      At March 31, long-term investments consisted of the following (in thousands, except per share amounts):

	March 31, 2006		March 31, 2005

	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis

Tower Semiconductor Ltd. Shares	7,209	9,228	5,701	8,780
Tower Semiconductor Ltd. Debentures	—	—	—	—
Alliance Ventures’ investments	—	22,079	—	23,256
Solar Venture Partners, LP’s investments	—	1,068	—	1,609

Total		$32,375		$33,645

Accounts Receivable
      At March 31, accounts receivable consisted of the following (in thousands):

	March 31, 2006	March 31, 2005

Trade Receivables	$3,768	$2,974
Less allowance for doubtful accounts and returns	(1,115)	(1,297)

Net	$2,653	$1,677

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale
      At March 31, assets held for sale included the following:

March 31, 2006

Assets held for sale:
Inventory	$6,410
Related party receivables	71
Deferred tax assets	2,717
Property and equipment, net	2,709
Intangible assets	379

Total current assets held for sale	$12,286

Inventory
      At March 31, inventory consisted of the following (in thousands), all of which is included in Assets Held for Sale at March 31, 2006:

	March 31, 2006	March 31, 2005

Work in process	$3,974	$2,146
Finished goods	2,436	5,174

Total	$6,410	$7,320

Property and Equipment
      At March 31, property and equipment consisted of the following (in thousands):

	2006	2005

Property & Equipment
Engineering and test equipment	$2	$18,631
Computers and software	430	15,314
Furniture and office equipment	15	949
Leasehold improvements	3	1,544
Land		274
Automobiles		14

Gross book value	450	36,726
Less: Accumulated depreciation	(417)	(32,410)

Net book value	$33	$4,316

      Depreciation expense for fiscal 2006, 2005 and 2004 was $1.9 ,million, $2.6 million, and $3.1 million, respectively.
      Property and equipment includes zero and $39,000 of assets under capital leases at March 31, 2006 and 2005, respectively. Accumulated depreciation of assets under capital leases totaled zero and $15,000 at March 31, 2006 and 2005, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets
      At March 31, 2006, intangible assets consisted of the following (in thousands) all of which is included in Assets Held for Sale:

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,851)	379
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,403)	—

	$10,080	$(9,701)	$379

      At March 31, 2005, intangible assets consisted of the following (in thousands):

			Net
		Accumulated	Intangible
	Cost	Amortization	Assets

March 31, 2005
Developed technology	$1,592	$(1,592)	$—
Technology license	4,230	(3,229)	1,001
Acquired workforce	2,746	(2,746)	—
Trade name	109	(109)	—
Patents	1,403	(1,114)	289

	$10,080	$(8,790)	$1,290

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
      At March 31, amortization expense for intangible assets consisted of the following (in thousands) all of which is included in Loss from Discontinued Operations:

	2006		2005	2004

Developed technology	$		$420	$531
Technology license		622	1,295	1,146
Acquired workforce			1,011	1,488
Tradename			28	36
Patents		289	443	468

Total amortization expense		$911	$3,197	$3,669

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets are being amortized over estimated useful lives of two to three years. Estimated future amortization expense is as follows (in thousands):

2007	264
2008	115

Total future amortization expense	$379

Accrued and Other Liabilities
      At March 31, accrued liabilities consisted of the following (in thousands):

	March 31,	March 31,
	2006	2005

Accrued Compensation	$306	$889
Accrued legal settlement	3,500
Other	740	879

Total Accrued Liabilities	$4,546	$1,768

Accumulated Other Comprehensive Income
      At March 31, 2006, accumulated other comprehensive income/ (loss) consisted of the following (in thousands):

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

Tower Semiconductor Ltd. Ordinary Shares	(2,742)	1,105	(1,637)
Tower Semiconductor Ltd. Debentures	541	(218)	323

	$(2,201)	$887	$(1,314)

      At March 31, 2005, accumulated other comprehensive income consisted of the following (in thousands):

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

United Microelectronics Corporation	$12,844	$(5,176)	$7,668

Note 4.	Write-Down of Marketable Securities and Venture Investments
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
      We also review the carrying values of our investments in Alliance Ventures and Solar Venture Partners investee companies for potential impairments. As many of these companies are in the development stage, these reviews include future market and revenue generating potential, analysis of current and future cash flows, and ongoing product development and future financing activities. As a result of these reviews, we recorded write-downs in our investments in Alliance Ventures and Solar Ventures investee companies of $1.1 million, $3.2 million, and $5.8 million during fiscal 2006, 2005, and 2004, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, write-downs of marketable securities and venture investments consisted of the following (in thousands):

	2006	2005	2004

Tower ordinary shares	$(2,944)	$(16,652)	$—
Alliance Ventures’ investments	(1,129)	(2,686)	(5,487)
Solar Venture Partners’ investments	—	(473)	(300)

Total write-downs of marketable securities and venture investments	$(4,073)	$(19,811)	$(5,787)

Loss in Investees Accounted for Under the Equity Method
      Several of the Alliance Ventures and Solar Venture Partners investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $14.6 million, $16.9 million, and $15.4 million for fiscal 2006, 2005 and 2004, respectively.

Note 5.	Gain/(Loss) on Investments
      At March 31, Gain/(loss) on investments consisted of the following (in thousands):

	2006	2005	2004

Sale of UMC shares	$16,714	$7,995	$29,473
Sale of Tower Shares, net	(50)
Alliance Venture Management	5,811
Net realized gain on Solar investee	844
Sale of Adaptec shares		(541)	1,098
Sale of Vitesse shares		258
Write-down of restricted cash			(1,284)

Total Gain on investments	$23,319	$7,712	$29,287

      As of June 7, 2006, we hold 11.0 million shares and share equivalents of Tower.
      We recorded the following gains and losses during fiscal 2006:

•	$16.7 million gain on the sale of 139.3 million shares of UMC

•	$50,000 loss on the sale of 1.2 million shares of Tower

•	$5.8 million gain on the sale of Athena, an AVM investee company

•	$0.1 million loss on the sale of JP Mobile, a Solar investee company

•	$0.9 million gain on the sale of Netscaler, a Solar investee company
      We recorded the following gains and losses during fiscal 2005:

•	$8.0 million gain on the sale of 45.4 million shares of UMC

•	$258,000 gain on the sale of 95,417 shares of Vitesse

•	$544,000 loss on the sale of 154,444 shares of Adaptec

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We recorded the following gains and write-downs during fiscal 2004:

•	$29.5 million gain on the sale of 93.0 million common shares of UMC

•	$1.3 million write-down of restricted cash related to our investment in Platys being acquired by Adaptec

•	$1.1 million gain on the sale of 362,173 common shares of Adaptec

Note 6.	Investment in Marketable Securities

United Microelectronics Corporation
      By March 31, 2006 we had liquidated our entire position in United Microelectronics Corporation (“UMC”) common stock. At March 31, 2005, we owned approximately 128.1 million shares of UMC common stock representing approximately 0.8% ownership. At March 31, 2004, we owned approximately 161.5 million shares of UMC common stock, representing approximately 1.0% ownership.
      We accounted for our investment in UMC as an available-for-sale marketable security in accordance with SFAS 115. In fiscal 2006 we sold 139.2 million shares of UMC common stock for proceeds of $81.4 million and recorded a pretax, non-operating gain of $16.7 million. In fiscal 2005, we sold 45.4 million shares of UMC common stock for $31.8 million and recorded a pretax, non-operating gain of $8.0 million. In fiscal 2004, we sold 93.0 million shares of UMC common stock for $80.5 million and recorded a pretax, non-operating gain of $29.5 million.
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

Note 7.	Investment in Tower Semiconductor Ltd.
      At March 31, 2006, we owned 10,287,090 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,077,848 were classified as short-term and 7,209,242 were classified as long-term. These shares are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Although the price of Tower shares declined by 17%, during the year to $1.28, resulting in mark to market write downs of $2.9 million in 2006, Tower share prices have since risen to the $1.34 range. We recorded an “other-than-temporary” write-down of approximately $6.1 million in our short-term investment in Tower shares and a

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
write-down of $10.6 million in our long-term investment in Tower shares during fiscal 2005. We recorded this write-down as a result of a 57% decrease in the price of Tower shares during the last two quarters of fiscal 2005. We did not record any “other-than-temporary” write-downs during fiscal 2004. At March 31, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due to certain selling restrictions.
      We have the following restrictions on our ability to sell, transfer or dispose of our Tower shares:

•	Up to 1.2 million of the initial 3.9 million Tower shares acquired by us, together with all shares we acquired in excess of 5.4 million shares in exchange for payments made in accordance with the original Share Purchase Agreement, are available for sale, subject to the requirements of Rule 144 or another applicable exemption from the Securities Act of 1933, as amended;

•	All shares acquired as a result of Tower’s rights offering in September 2002 and shares which may be acquired upon exchange of certain wafer credits are unrestricted and available-for-sale; and

•	For the remaining Tower shares acquired by us, we may not transfer, during the period between January 2006 and January 2008, more than 6% of our total shares in any quarter on a cumulative basis and no more than 48% of our total shares by the end of this period.
      During the last four months of fiscal 2006 we sold 1,222,214 Tower ordinary shares for $1.8 million, and recorded a loss of approximately $0.1 million.
      As of March 31, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003, we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us.
      Irrespective of our carrying value of Tower wafer credits, through December 2006, we still have the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 during that two-year period can be converted into Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. The credits that would have been used against wafer purchases but are not converted to shares will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of these unutilized wafer credits will not occur until December 2007. During fiscal 2006, we received 165,841 Tower ordinary shares from conversion of wafer credits per this agreement, and hold $256,080 in interest bearing-bearing loans from conversion of wafer credits. In January 2006, we exercised our option to convert $3.9 million of previously existing wafer credits to 2,455,905 Tower ordinary shares.
      In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006.
      As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.
      N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, is a director of Tower. As of March 31, 2006, we had a 13.6% share ownership position in Tower.
      A timeline of our investments in Tower is as follows (in millions, except number of shares and per share amounts):

				Investment
		Share	Investment	in Wafer	Total
	# of Shares	Price	in Shares	Credits	Investment

FY 2001	1,233,241	$13.24	$16.3	$14.7	$31.0
FQ1 2002	366,690	12.50	$4.6	$6.4	11.0
FQ2 2002(a)	1,255,848	12.75	$16.0	$(16.0)	—
FQ1 2003	1,071,497	6.16	$6.6	$4.4	11.0
FQ3 2003	1,344,829	4.91	$6.6	$4.4	11.0
FQ3 2003(b)	794,995	5.03	$4.0		4.0
FQ1 2004	1,206,839	2.98	$3.6		3.6
FQ2 2004	228,546	2.98	$0.7		0.7
FQ3 2004	777,295	2.98	$2.3		2.3
FQ4 2004	628,611	7.00	$4.4		4.4
FQ2 2006(a)	62,849	1.20	$0.1	$(0.1)	—
FQ3 2006(a)	39,199	1.58	$0.1	$(0.1)	—
FQ4 2006(a)	63,793	1.38	$0.1	$(0.1)	—
FQ4 2006(a)	2,455,905	1.58	$3.9	$(3.9)	—
FQ4 2006(b)	3,009,818	1.10	$3.3		3.3

Total	14,539,955		$72.6	$9.7	$82.3

(a)	Conversion of wafer credits to ordinary shares

(b)	Tower rights offering

Note 8.	Private Equity Investments

Alliance Venture Management, LLC
      In October 1999, we formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. We took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dealing, and replaced Alliance Venture Management as general partner in May 2006 (as more fully discussed below).
      In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. As the sole limited partner, we own 100% of the limited partnership interests in each partnership. Until May 2006, Alliance Venture Management acted as the general partner of these partnerships and the agreements were drafted to provide a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.
      At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.
      Now that Alliance Venture Management has been replaced as general partner, it will no longer have a claim to such fees on future gains. While we own 100% of the common units in Alliance Venture Management, we did not hold any Series A, B, C, D and E member units (“Preferred Member Units”) and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each hold 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, along with VR Ranganath, received fees and other distributions of $7.0 million.
      Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees include compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2006, fiscal 2005 or fiscal 2004.
      On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. Alliance has reached an agreement in principle with Alliance Venture Management and V.R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, will continue to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management will require approval of our Board of Directors. Mr. Ranganath’s compensation will be paid through management fees to the new general partner. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions. The Company is in the process of amending the partnerships and formalizing this memorandum of understanding.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered Semiconductor Manufacturing Pte. Ltd. (“Chartered”), and Broadcom Corporation, to Alliance Ventures I. As of March 31, 2006, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $26.7 million in eleven companies; Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies; Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $62.5 million in 15 companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $39.2 million in eight companies; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $34.6 million in nine companies. During fiscal 2006, we invested approximately $13.1 million in Alliance Ventures investee companies. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
      In the third quarter of fiscal 2006, Alliance Ventures III and IV sold their interest in Athena Semiconductor for cash resulting in a net gain of $5.8 million. On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for cash and stock, which was issued in April of 2006.
      In fiscal 2006, 2005 and 2004, we recorded write-downs in Alliance Ventures investee companies of approximately $1.1 million, $2.7 million and $5.5 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $14.3 million, $16.0 million and $14.1 million during fiscal 2006, 2005 and 2004, respectively.
      The individual Alliance Ventures funds generally invested in startup, pre-IPO (initial public offering) companies. These types of investments are inherently risky and many venture funds have a large percentage of investments that decrease in value or fail. Most of these startup companies fail and the investors lose their entire investment. Successful investing relies on the skill of the investment managers, but also on market and other factors outside the control of the managers. In the past, the market for these types of investments has been successful and many venture capital funds have been profitable. While we have been successful in certain of our past investments, we cannot be certain as to any future or continued success. It is possible there will be a downturn in the success of these types of investments in the future, resulting in the loss of most or all the money we have invested in them.
      The Company previously had retained Needham and Company to advise it regarding the Alliance Ventures funds and has asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures exists at a price attractive to the Company. The Company will consider the results of Needham’s efforts in deciding what to do in connection with the funds. The Company anticipates that any offers it receives for Alliance Ventures will be at values that differ from the values at which the investments are carried on the books of the Company.
      N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures. Multiple Alliance Ventures funds may invest in the same investee companies. We acquired Chip Engines, Inc. (“Chip Engines”) in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy Venture Partners according to the terms of the note. See “Part III —

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Item 13 — Certain Relationships and Related Transactions” and “Note 15 to Consolidated Financial Statements.”

Investment in Solar Venture Partners, LP
      Through March 31, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of March 31, 2006, we held a 73% interest in Solar.
      Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to its ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2006, 2005 and 2004, we recorded equity in the loss of investees of approximately $333,000, $959,000 and $1.3 million, respectively, and recorded write-downs in certain Solar investments of zero, $473,000 and $300,000, respectively.
      In the second quarter of fiscal 2006 Solar sold its interest in NetScaler for cash and stock, which was sold during the fourth quarter of fiscal 2006. Gross proceeds were $1.3 million for a net gain of approximately $944,000. It also sold its interest in JP Mobile for a net loss of $100,000.
      C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested. See “Part III — Item 13 — Certain Relationships and Related Transactions” and “Note 15 to the Consolidated Financial Statements.”

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
Summary Financial Data

	2006			2005			2004

	Total	<20%	>=20%	Total	<20%	>=20%	Total	<20%	>=20%

Income Statement
Revenue	$88,527	$73,075	$15,452	$42,335	$29,725	$12,610	$32,556	$16,097	$16,459
Gross profit	$42,721	$30,293	$12,428	$23,416	$15,687	$7,729	$16,985	$9,020	$7,965
Net loss	$(50,163)	$(36,492)	$(13,671)	$(77,796)	$(41,331)	$(36,465)	$(78,265)	$(56,808)	$(21,457)
Balance Sheet
Current assets	$70,012	$48,619	$21,393	$80,534	$44,498	$36,036	$89,818	$53,670	$36,148
Non-current assets	$69,240	$63,531	$5,709	$16,486	$6,409	$10,077	$9,528	$2,633	$6,895
Total assets	$139,252	$112,150	$27,102	$97,020	$50,907	$46,113	$99,346	$56,303	$43,043
Current liabilities	$100,106	$89,365	$10,741	$29,056	$17,561	$11,495	$20,116	$8,814	$11,302
Non-current Liabilities	$4,796	$1,448	$3,348	$4,217	$1,874	$2,343	$1,940	$604	$1,336
Total liabilities	$104,902	$90,813	$14,089	$33,273	$19,435	$13,838	$22,056	$9,418	$12,638
Preferred stock	$313,893	$245,100	$68,793	$358,641	$224,594	$134,047	$264,649	$184,569	$80,080
Total equity in loss of investees	$(14,652)	$(6,418)	$(8,234)	$(16,936)	$(5,595)	$(11,341)	$(15,355)	$(8,990)	$(6,365)
Number of companies	15	8	7	15	6	9	14	6	8

2006 Investee Companies	Industry	2006	2005

Aperto Networks	Networking	13.0%	14.5%
Active Optical Networks	Networking	74.7%	33.6%
Alta Analog	Semiconductor	30.2%	32.4%
Apollo Biotechnology	Semiconductor	15.3%	15.3%
Athena Semiconductor	Semiconductor	—	41.4%
BMI/ Bay Microsystems	Semiconductor	3.1%	—
Cavium Networks	Semiconductor	14.4%	15.4%
Jazio	Semiconductor	—	5.1%
Maranti Networks	Networking	—	9.0%
Minerva	Semiconductor	3.3%	—
Nazomi Communications	Semiconductor	22.7%	23.6%
Nethra Imaging	Semiconductor	22.4%	25.0%
SiNett Corporation	Semiconductor	20.2%	21.6%
Tharas Systems	Design Automation	13.5%	15.1%
Selby Venture Partners	Venture Investing	14.3%	—
Vianeta Communications	Software	39.7%	40.0%
Xalted Networks	Networking	19.2%	22.8%
Xceive Corporation	Semiconductor	28.7%	38.1%
      We review our share of the underlying assets of the companies in which we invest and if our investment is greater than the underlying assets, we allocate the excess to goodwill, as most of the investee companies are in the early formation stage.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also performed an analysis on individual venture investee companies in accordance with FIN 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. As of March 31, 2006, we had one investee company which was classified as a VIE and for which we were the primary beneficiary. The impact of consolidation of this VIE was not material to our consolidated financial statements.

Note 9.	Derivative Instruments and Hedging Activities
      During fiscal 2006 and 2005, we did not have any hedge instruments in place and accordingly no hedge gains or losses or other related transactions were recorded.
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
      We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets on the balance sheet. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in the hedging transactions have been highly effective in offsetting changes in fair value of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively. We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item, (2) that the derivative expires or is sold, terminated or exercised, or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leases, Commitments and Contingencies

Operating Leases
      We lease our headquarters facility under an operating lease that expires in July 2006. Under the terms of the lease, we are required to pay property taxes, insurance and maintenance costs. In addition, we also lease sales and design center offices under operating leases, which expire between fiscal 2006 and 2008.
      Future minimum fiscal rental payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year

2007	$779
2008	134

Total payments	$913

      Rent expense for fiscal 2006, 2005, and 2004, was $2.1 million, $2.1 million, and $2.3 million, respectively.

Capital Leases
      At March 31, 2006, and 2005, equipment under capital leases amounted to zero and approximately $39,000, respectively. The original lease terms ranged from three to five years.

Investment Company Act of 1940
      Because of the appreciation in value of certain of our investments, including our strategic wafer manufacturing investments, we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the Investment Company Act of 1940 (the “Act”)for a company that is not registered under it.
      On the other hand, we believe that the investments that we currently hold in Tower, and previously held in UMC and Chartered, even though in companies that we did not control, were properly regarded as strategic deployments of our assets for the purpose of furthering our integrated circuit business, rather than as the kind of financial investments that generally are considered to constitute investment securities. Applying certain other tests that the Securities and Exchange Commission (“SEC”) utilizes in determining investment company status, we have never held ourselves out as an investment company; our historical development has focused almost exclusively on the integrated circuit business; the activities of our officers and employees have been overwhelmingly addressed to achieving success in the integrated circuit business; and prior to the past few years, our income (and losses) have been derived almost exclusively from the integrated circuit business. Accordingly, we believe that we were properly regarded as being primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.
      We believe that we could be viewed as holding a larger portion of the assets in investment securities than is presumptively permitted by the Act for a company that is not registered under the Act. In August 2000, we applied to the SEC for an order under section 3(b)(2) of the Act confirming the non-investment-company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve the status under the Act. First, we have engaged in a routine process to sell certain of our assets that could be deemed to be “investment securities” for purposes of the Act. Specifically, from April 1, 2002 through March 31, 2006, we sold all of our holdings in UMC, Adaptec, Inc., Chartered, Magma Design Automation, Broadcom Corporation, PMC-Sierra Corporation and Vitesse Semiconductor Corporation. We continue to work to reduce certain of our

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
holdings consistent with market factors and the interests of our stockholders. Second, we have ceased acquiring interests in any new companies through Alliance Ventures.
      The SEC asked us by letter dated February 22, 2006 to provide information about our efforts and plans to resolve this issue. We responded to this request, and subsequently met in person with representatives from the SEC and provided them with further information. We reported again to the SEC on this issue in June 2006, and have committed to provide ongoing reports to the SEC regarding the status of this issue. We cannot be certain the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to register as an investment company or divest ourselves of investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties.
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
      If we elect to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon us. These would include, but not be limited to, a requirement that at least 40% of our Board of Directors not be “interested persons” of the Company as defined in the Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); prohibitions on the grant of stock options that would be outstanding for more than 120 days and upon the use of stock for compensation; and broad prohibitions on affiliate transactions, such as the compensation arrangements applicable to the management of Alliance Venture Management prior to its replacement as general partner in May 2006, many kinds of incentive compensation arrangements for management employees and joint investment by persons who control us in entities in which we are also investing. While we could apply for individual exemptions from these restrictions, there is no guarantee that such exemptions would be granted, or granted on terms that we would deem practical. Additionally, we would be required to report our financial results in a different form from that currently used by us, which would have the effect of reversing the order of our Statement of Operations by requiring that we report our investment income and the results of our investment activities, instead of our operations, as our primary sources of revenue.
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

Alliance Ventures
      Alliance applies the disclosure provisions of FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies,” (“SFAS 5”) by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of March 31, 2005 we had total commitments related to our Alliance Ventures investment portfolio of $79.2 million. Subsequent to that date, Alliance Semiconductor Corporation, in its capacity as the only limited partner, replaced the general partner of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. The Alliance Ventures partnership agreements have been amended to remove the commitments for additional funding.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      At March 31, product warranties consisted of the following (in thousands):

	2006	2005	2004

Beginning Balance	$948	$1,292	$1,253
Accruals for warranties issued during the year	659	86	415
Settlements on warranty claims made during the year	(869)	(430)	(376)

Balance at end of year	$738	$948	$1,292

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Benefit for Income Taxes
      At March 31, the benefit for income taxes consisted of the following (in thousands):

	2006	2005	2004

Current
Federal	$195		$(3,475)
State	3	4	4
Foreign	1,045

Total Current	$1,243	$4	$(3,471)

Deferred
Federal	$(13,674)	$(24,170)	$(14,202)
State	(1,250)	(5,669)	(2,543)
Valuation allowance	18,316	3,952	(1,629)

Total Deferred	$3,392	$(25,887)	$(18,374)

Total Tax (Benefit)	$4,635	$(25,883)	$(21,845)

      In addition, a net deferred income tax benefit of $48,000, $107,000, and $375,000 was recorded in minority interest in subsidiary companies in fiscal years 2006, 2005 and 2004, respectively.
      At March 31, net deferred tax liabilities consisted of the following (in thousands):

	2006	2005

Deferred Tax Inventory
NOL	$2,884	$8,991
Tax Credits	2,466	1,226
Alliance Ventures	35,302	34,499
L/ T Tower	18,793	20,706
UMC		(24,293)

Gross deferred tax assets	$59,445	$41,129

      At March 31, benefit for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows (in thousands, except percentage data):

	2006	2005	2004

Tax rate reconciliation
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(1,598)	$(12,487)	$(3,577)
State taxes, net of federal benefit	(1,248)	(5,669)	(2,542)
Tax benefit from discontinued operations	(10,207)	(12,404)	(11,726)
Change in valuation allowance	18,315	3,952	(1,629)
Other, net	(627)	725	(2,371)
Total	$4,635	$(25,883)	$(21,845)

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

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of March 31, 2006, we had a federal net operating loss carryforward of approximately $4.0 million and cumulative state net operating loss carryforwards of approximately $26.0 million. The federal net operating loss carryforward will expire beginning in fiscal 2026 and the state net operating loss carryforwards will begin to expire in fiscal 2014 according to the rules of each particular state. As of March 31, 2006, we had federal research and experimentation tax credit carryforwards of approximately $0.4 million that will begin to expire in fiscal 2024; and federal foreign tax credit carryforwards of approximately $1.0 million that will begin to expire in fiscal 2011. The research and experimentation tax credit carryforward attributable to states is approximately $1.3 million, of which approximately all is attributable to the State of California and may be carried over indefinitely. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

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

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in fiscal 2005, and while shares are available under this plan, no additional shares will be granted pursuant to this plan.
      The following table summarizes grant and stock option activity under all stock option plans for fiscal years 2005, 2004 and 2003:

		Options Outstanding

	Options		Weighted
	Available for		Average
	Grant	Shares	Prices

Activity — All option plans
Balance at March 31, 2003	4,283,877	2,597,262	$9.18
Options granted	(1,643,900)	1,643,900	$5.94
Options canceled	588,450	(588,450)	$9.77
Options exercised		(152,230)	$3.08

Balance at March 31, 2004	3,228,427	3,500,482	$7.82
Options granted	(849,500)	849,500	$3.94
Options canceled	824,583	(824,583)	$7.05
Options exercised		(130,249)	$2.83

Balance at March 31, 2005	3,203,510	3,395,150	$7.23
Options granted	(442,000)	442,000	$2.70
Options canceled	1,382,025	(1,382,025)	$7.33

Balance at March 31, 2006	4,143,535	2,455,125	$6.00

      As of March 31, 2006, options to purchase 778,930 shares of common stock were exercisable.
      The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2006, 2005, and 2004 was $1.77, $2.81, and $4.28, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
greatly affect the calculated values. Significant option groups outstanding at March 31, 2006, and related weighted average exercise price and contractual life information, are as follows:
Outstanding and Exercisable by Price Range
As of March 31, 2006

		Weighted
		Average	Weighted	Number of	Weighted
	Number of	Remaining	Average	Vested and	Average
	Options	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Options	Price

$ 1.57 - $ 1.78	3,000	9.10	$1.66	—	$—
$ 2.60 - $ 3.06	553,100	7.67	$2.79	32,800	$3.04
$ 3.26 - $ 4.99	539,500	5.36	$3.93	246,505	$4.06
$ 4.99 - $ 7.38	170,175	4.24	$6.67	77,850	$6.69
$ 7.57 - $11.32	223,600	3.09	$8.50	147,025	$8.48
$11.44 - $17.00	296,750	1.03	$12.92	264,750	$12.97
$18.62 - $27.25	10,000	0.27	$24.25	10,000	$24.25

$ 1.57 - $27.25	1,796,125	4.94	$6.00	778,930	$8.40

      The following assumptions are used to estimate the fair value for stock options on the grant date:

Fair Value Assumptions	2006	2005	2004

Expected life	5.2 years	5 years	5 years
Risk-free interest rate	4.4% - 4.7%	3.4% - 4.3%	2.4% - 3.2%
Volatility	57.92%	88% - 91%	92% - 94%
Dividend yield	0.00%	0.00%	0.00%

Employee Stock Purchase Plan
      In September 1996, our stockholders approved an Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees of Alliance and its designated subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consisted of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share was 85% of the fair market value of the common stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases were limited to 10% of an eligible employee’s compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 1,000,000 shares of common stock authorized under the ESPP, 32,299, 180,111, and 124,774 shares were issued during fiscal 2006, 2005 and 2004, respectively. The ESPP program was terminated on August 15, 2005.
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

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, the following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	2006	2005	2004

Expected life(1)	N/A	6 - 12 months	6 - 12 months
Risk-free interest rate(1)	N/A	1.1% - 2.5%	1.1% - 1.7%
Volatility(1)	N/A	62% - 65%	64% - 67%
Dividend yield	N/A	0.0%	0.0%
      The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase common stock under the ESPP granted in 2005 and 2004 was $ $1.57, and $1.79 per share, respectively. There were no rights to purchase common stock under the ESPP granted in fiscal 2006.

Note 13.	401(k) Salary Savings Plan
      Effective May 1992 we adopted the Salary Savings Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, we agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company’s matching contribution vests over five years. In fiscal 2006, 2005 and 2004, we contributed approximately $142,700, $149,200, and $143,500, respectively.

Note 14.	Legal Matters

Balla Matter
      In July 1998, we learned that a default judgment was entered against us in Canada, in the amount of approximately $170 million, in a case filed in 1985 captioned Prabhakara Chowdary Balla and TritTek Research Ltd. v. Fitch Research Corporation, et al., British Columbia Supreme Court No. 85-2805 (Victoria Registry). As we had previously not participated in the case, we believed that we never were properly served with process in this action, and that the Canadian court lacked jurisdiction over us in this matter. In addition to jurisdictional and procedural arguments, we also believed we may have had grounds to argue that the claims against us should be deemed discharged by our bankruptcy in 1991. In February 1999, the court set aside the default judgment against us. In April 1999, the plaintiffs were granted leave by the Court to appeal this judgment. Oral arguments were made before the Court of Appeal in June 2000. In July 2000, the Court of Appeals remitted the question of whether the default judgment should be set aside to the lower Court to allow the parties to take depositions regarding the issue of service of process.
      The plaintiffs appealed the setting aside of the damages assessment against us to the Supreme Court of Canada. In June 2001, the Supreme Court of Canada refused to hear the appeal of the setting aside of the default judgment against us.
      From September 27-29, 2004, the British Columbia Supreme Court heard Mr. Balla’s application to have the 1985 service deemed effective. In November 2004, the court issued a declaration that Mr. Balla had complied with the order for substituted service and thus had affected service of the original pleadings on the Company, but also held that this did not mean that service was “cured” for all purposes. The Company was granted leave to appeal this decision to the British Columbia Court of Appeal. On September 12, 2005, the British Columbia Supreme Court heard Mr. Balla’s application to have service deemed effective for the purpose of upholding the default judgment. On October 14, 2005 the British Columbia Supreme Court held that the plaintiffs had provided sufficient notice of the action to the Company prior to November 20, 1986 to constitute effective service. Our request seeking leave to appeal the ruling to the British Columbia Court of Appeal was denied.

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We brought a motion for a declaration that the British Columbia courts have no jurisdiction over us in this matter. A motion by Mr. Balla seeking to seize property by reinstating the 1998 judgment was also argued. On February 22, 2006 the court ruled it does have jurisdiction, but refused to reinstate the 1998 judgment against us, and the Court of Appeal refused to reconstitute the appellate panel to revisit its prior ruling. This left both the issues of jurisdiction and the trial court’s refusal to reinstate the damages assessment on appeal.
      In addition to jurisdictional and procedural arguments, we filed a motion asking the bankruptcy court to enjoin Mr. Balla from proceeding further in the British Columbia Court on the theory that the claims against us should be deemed discharged by our bankruptcy in 1991. The bankruptcy court granted our motion to reopen the bankruptcy for purposes of our filing an adversary proceeding on the disclosure issue.
      Additionally, on March 24, 2006, the Company filed a complaint for declaratory relief in the Los Angeles Superior Court seeking a court ruling that, pursuant to the California Uniform Foreign Money-Judgment’s Recognition Act, California Code of Civil Procedure section 1713 et seq., any award of damages made in the Canadian litigation is unenforceable in California due to Canada’s lack of jurisdiction over the Company.
      On July 13, 2006, during a mediation between the parties, we entered into a settlement agreement with Mr. Balla and TritTek Research Ltd. that resolved the plaintiff’s twenty-one year old lawsuit against us. Pursuant to the settlement agreement, we paid the plaintiffs $3.5 million in cash in exchange for a full release of all proceedings related to this matter.

SegTec Ltd. Matter
      On December 3, 2002, we and our then Vice President of Sales were sued in Santa Clara Superior Court by plaintiff SegTec Ltd., an Israeli company and former sales representative of the Company. In its complaint, SegTec alleged that we terminated an oral sales agreement (“SegTec Agreement”) and had failed to pay commissions due to SegTec in an amount in excess of $750,000. SegTec also alleged that our termination of the SegTec Agreement was without cause and that we had materially breached the SegTec Agreement, and certain other matters, including misappropriation of trade secrets. SegTec sought compensatory, incidental, and consequential damages for the aforementioned allegations, punitive damages for the fraud allegations specifically, and payment for the value of services rendered. SegTec served the complaint on us and our former Vice President of Sales on December 9, 2002. SegTec then served two amended complaints on March 13 and on April 15, 2003. On May 22, 2003, the former Vice President of Sales was dismissed from the lawsuit in his individual capacity, and the entire case against us was ordered to arbitration before the American Arbitration Association to resolve the commission’s dispute. All remaining causes of action unrelated to the commission dispute were stayed pending the resolution of the arbitration proceedings. On October 27, 2005, we settled this claim for $175,000 which is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.

Tower Semiconductor Ltd. Class Action
      In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including us) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including us, filed motions to dismiss the complaint for failure to state a

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On June 1, 2006, the Second Circuit issued a ruling affirming the dismissal. Plaintiffs have until August 31, 2006 to petition the United States Supreme Court for a writ of certiorari, if they choose to do so.

Patrizio Matter
      On February 18, 2005, Kenneth Patrizio, one of our former employees, filed a complaint against us and Anwar Khan, our Vice President of Quality, for various employment related claims seeking unspecified damages. The complaint was amended on May 6, 2005, alleging discrimination and other related claims. On October 22, 2005, we settled this case and the settlement amount is reflected in the selling, general and administrative expenses in our second quarter of fiscal year 2006.

Accrual for Potential Losses
      From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based upon consultation with the outside counsel handling our defense in the legal proceedings listed above, and an analysis of potential results, we have accrued sufficient amounts for potential losses related to these proceedings. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company in the period in which the ruling occurs, or future periods.

Note 15.	Related Party Transactions
      N. Damodar Reddy, a former director of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provided the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $139,700 during fiscal year 2006, $55,000 for the full year of fiscal year 2005, and $290,000 in fiscal 2004. According to Mr. Reddy, he is not involved in the operations of Infobrain. Infobrain advises us that Mr. Reddy owns 10.6%, and members of his family own an additional 6.1% of Infobrain, and that Infobrain is indebted to Mr. Reddy for $30,000.
      In October 1999, we formed Alliance Venture Management to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. We took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management as general partner in May 2006 (as more fully discussed below).

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 1999, we formed Alliance Ventures I and Alliance Ventures II. As the sole limited partner, we own 100% of the limited partnership interests in each partnership. Until May 2006, Alliance Venture Management acted as the general partner of these partnerships and the agreements were drafted to provide a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.
      At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II, respectively. In February 2000, upon the creation of Alliance Ventures III, the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV and Alliance Ventures V, the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis.
      Now that Alliance Venture Management has been replaced as general partner, it will no longer have a claim to such fees on future gains. While we own 100% of the common units in Alliance Venture Management, we did not hold any Preferred Member Units and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each hold 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, together with V.R. Ranganath, received fees and other distributions of $7.0 million.
      Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees include compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2006, fiscal 2005 or fiscal 2004.
      On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. Alliance has reached an agreement in principle with Alliance Venture Management and V.R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, will continue to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management will require approval of our Board of Directors. Mr. Ranganath’s compensation will be paid through management fees to the new general partner. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions. The Company is in the process of amending the partnerships and formalizing this memorandum of understanding.
      After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom Corporation, to Alliance Ventures I. As of March 31, 2006, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $26.7 million

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in eleven companies; Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies; Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $62.5 million in 15 companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $39.2 million in eight companies; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $34.6 million in nine companies. During fiscal 2006, we invested approximately $13.1 million in Alliance Ventures investee companies. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
      In the third quarter of fiscal 2006, Alliance Ventures III and IV sold their interest in Athena Semiconductor for cash resulting in a net gain of $5.8 million. On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for cash and stock, which was executed and completed in April of 2006.
      In fiscal 2006, 2005 and 2004, we recorded write-downs in Alliance Ventures investee companies of approximately $1.1 million, $2.7 million and $5.5 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $14.3 million, $16.0 million and $14.1 million during fiscal 2006, 2005 and 2004, respectively.
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
      Through March 31, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of March 31, 2006, we held a 73% interest in Solar. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.
      In the second quarter of fiscal 2006 Solar sold its interest in NetScaler for cash and stock, which was sold during the fourth quarter of fiscal 2006. Gross proceeds were $1.3 million for a net gain of approximately $944,000. It also sold its interest in JP Mobile for a net loss of $100,000.
      The related party receivable of approximately $71,000 included with assets held for sale as of March 31, 2006, is related to loans to various employees, in our India design centers.

Note 16.	Segment and Geographic Information
      Through the reporting period the Company operated in three operating segments: Memory, Analog and Mixed Signal, and Systems Solutions. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
how to allocate resources in assessing performance. The Company’s chief operating decision maker is the chief executive officer.
      For several years, the Company had been operating at a loss, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value. Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value.
      In March 2006 management of the Company entered into a plan to dispose of the Company’s operating business units. Accordingly, under SFAS 144, the results of operations of these business units have been aggregated in Loss from Discontinued Operations and their assets reclassified as Assets Held for Sale. The following information describes our reportable segments reflected in Loss from Discontinued Operations as they were during the reporting period. The subsequent events disclosed later in this report make it highly likely that we will no longer be operating in these segments at any significant level subsequent to this reporting period (see “Subsequent Events”, below).
      The Analog and Mixed Signal and Systems Solutions business units have been aggregated due to commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. These two business units have been aggregated into one reportable non-memory segment. This reportable segment differs from our memory reportable segment for the following reasons: (a) the combined revenues of the non-memory reportable segment has grown to approximately 66% of total net revenues in fiscal 2006 compared to 50% of total net revenues in fiscal 2005 and 33% of total net revenues in fiscal 2004, which was consistent with our diversification strategy away from commodity memories; (b) the operating segments which comprise this reportable segment have a similar gross margin profile which differs from the gross margin profile of the commodity memory business; (c) the sales cycle for each of these operating segments approximate each other but are both longer than the typical memory sales cycle; and (d) the amount of customer support effort is greater for both of these operating segments compared to commodity memories.
      Additionally, we evaluated reportable segment financial performance based on the revenues, gross profit, operating expenses and operating income, although, as discussed above, their results are aggregated in loss from discontinued operations net of the tax benefit of the loss.

Fiscal Year 2006	Memory	Non Memory	Total

Revenue	$8,350	$16,184	$24,534
Cost of revenue	10,963	9,835	20,798

Gross Profit (loss)	(2,613)	6,349	3,736

R&D expense	4,868	13,048	17,916
SG&A expense	1,143	4,269	5,412

Operating Expense	6,011	17,317	23,328

Pretax Loss from discontinued operations	$(8,624)	$(10,968)	$(19,592)

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2005	Memory	Non Memory	Total

Revenue	$11,787	$11,812	$23,599
Cost of revenue	17,973	8,201	26,174

Gross Profit (loss)	(6,186)	3,611	(2,575)

R&D expense	4,156	15,413	19,569
SG&A expense	2,582	5,147	7,729
Write off of goodwill		1,538	1,538

Operating Expense	6,738	22,098	28,836

Pretax Loss from discontinued operations	$(12,924)	$(18,487)	$(31,411)

Fiscal Year 2004	Memory	Non Memory	Total

Revenue	$17,860	$8,811	$26,671
Cost of revenue	15,804	5,036	20,840

Gross Profit (loss)	2,056	3,775	5,831

R&D expense	6,035	16,205	22,240
SG&A expense	3,008	5,251	8,259

Operating Expense	9,043	21,456	30,499

Pretax Loss from discontinued operations	$(6,987)	$(17,681)	$(24,668)

      At March 31, revenue reflected in loss from discontinued operations by product line consisted of the following (in thousands except percentage data):

	Years Ended March 31,

							March 31,	March 31,
	2006		2005		2004		2006 vs 2005	2005 vs 2004

		% of Net		% of Net		% of Net	Percentage	Percentage
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Change	Change

Memory segment:
SRAM	$8,302	34%	$10,211	43%	$11,603	44%	(19)%	(12)%
DRAM	$48	0%	$1,576	7%	$6,257	23%	(97)%	(75)%

Memory segment revenue	8,350	34%	11,787	50%	17,860	67%	(29)%	(34)%
Non-memory segment:
Analog and Mixed Signal	$10,833	44%	$7,337	31%	$4,316	16%	48%	70%
System Solutions	$5,351	22%	$4,475	19%	$4,495	17%	20%	0%

Non-memory segment revenue	16,184	66%	11,812	50%	8,811	33%	37%	34%
Other	—		—

Net revenue	$24,534	100%	$23,599	100%	$26,671	100%	4%	(12)%

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, revenue reflected in loss from discontinued operations by geographic locations, as determined by the customer’s ship to country was as follows (in thousands):

	Years Ended March 31,

	2006	2005	2004

US	$6,623	$8,160	$8,789
Canada and Central America	958	625	476
Taiwan	4,424	3,047	3,245
Japan	2,711	2,406	2,934
Hong Kong	2,897	3,132	2,041
Asia (excluding Taiwan, Japan and Hong Kong)	4,438	2,971	2,617
United Kingdom	1,085	1,834	2,652
Europe (excluding United Kingdom)	1,189	1,350	3,864
Rest of world	209	74	53

Net revenue	$24,534	$23,599	$26,671

      At March 31, distribution of fixed assets, which are recorded in Assets Held for Sale, by geographic location was as follows (in thousands):

	2006	2005

North America	$1,530	$2,795
India	1,086	1,314
Taiwan	122	199
Rest of world	4	8

Total	$2,742	$4,316

Note 17.	Subsequent Events
      On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. Alliance has reached an agreement in principle with Alliance Venture Management and V.R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, will continue to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management will require approval of our Board of Directors. Mr. Ranganath’s compensation will be paid through management fees to the new general partner. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions. The Company is in the process of amending the partnerships and formalizing this memorandum of understanding.
      On May 8, 2006, the Company and its subsidiary Chip Engines (India) Private Limited (“Alliance India”) completed the sale of substantially all of the assets and certain of the liabilities owned by Alliance and Alliance India relating to Alliance’s Systems Solutions business unit for $5.8 million in cash. The sale was made pursuant to an asset purchase agreement dated April 18, 2006 with Tundra Semiconductor Corporation and its affiliates Tundra Acquisition Corporation, Inc. and Tundra Semiconductor (India) Private Limited. The assets sold include intellectual property, information technology, equipment, goodwill, inventories and certain contracts. Certain expenses associated with the sale of this operating unit, including selling costs,

ALLIANCE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee retention agreements, and potential gains or losses, cannot be reasonably estimated as of March 31, 2006.
      In May and June of 2006, the Company consummated two separate asset purchase agreements for the sale of assets relating to its Memory business unit. On May 11, 2006, Alliance completed the sale of certain assets related to its Asynchronous Static Random Access Memory (“SRAM”) and Dynamic Random Access Memory (“DRAM”) products and devices, including intellectual property, other proprietary rights and inventory. On June 23, 2006, Alliance completed the sale of certain assets related to its Synchronous SRAM products and devices, including product rights, intellectual property, proprietary information and inventory. Certain expenses associated with the sale of this operating unit, including selling costs, employee retention agreements, and potential gains or losses, cannot be reasonably estimated as of March 31, 2006.
      On June 8, 2006, Alliance Semiconductor (India) Private Limited, a company registered under the Companies Act, 1956 (India) and a wholly owned subsidiary of the Company (“Alliance Semiconductor India”), entered into an agreement (the “Land Agreement”) with Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India)), providing for the sale of the Hyderabad Land. Pricing terms under the Land Agreement are provided in Rupees, with the aggregate price for the parcel of land equal to approximately $3,132,000 as of June 8, 2006. The parties expect to complete the sale by July 24, 2006, subject to closing conditions that include obtaining local regulatory approval. A deposit on the purchase price of approximately $870,000 (as of June 8, 2006) was delivered upon execution of the Land Agreement. If the remainder of the purchase price is not delivered by July 24, 2006, the Land Agreement will terminate, with Alliance India retaining thirty percent (30%) of the deposit.
      On June 13, 2006, the Company substantially completed the sale of the assets and certain of the liabilities owned by Alliance and its subsidiaries relating to Alliance’s Analog and Mixed Signal business unit. The sale was made pursuant to an asset purchase agreement dated May 1, 2006 with PulseCore Holdings (Cayman) Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PulseCore”) and PulseCore Semiconductor Corporation, a Delaware corporation and indirectly wholly-owned subsidiary of PulseCore. Assets sold in the transaction include intellectual property, product rights, inventory, equipment, goodwill, customer lists, certain contracts and books and records. The aggregate purchase price for the transaction was $9.25 million, including the subsequent transfer of certain assets that are located in Bangalore, India, pending the clearance of such assets from customs bonding. Certain expenses associated with the sale of this operating unit, including selling costs, employee retention agreements, and potential gains or losses, cannot be reasonably estimated as of March 31, 2006.
      On June 20, 2006, N. Damodar Reddy resigned as a member of the Board of Directors of the Company.
      On July 7, 2006 we entered into a settlement agreement with Prabhakara Balla and Trit Tek Research Ltd. (collectively, the Plaintiffs) that resolved the Plaintiffs’ lawsuit against Alliance. In 1985, the Plaintiffs filed a lawsuit against a number of defendants, including Alliance, alleging without specificity intellectual property infringement. Alliance agreed to pay the Plaintiffs $3.5 million in exchange for full settlement of all proceedings and a mutual general release of all related claims. The parties agreed to deliver such further documents as may be needed to effectuate the settlement, including a dismissal of the suit with prejudice (or the Canadian equivalent of a consent dismissal).

ALLIANCE SEMICONDUCTOR CORPORATION
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	Beginning					End of
Description	of Period	Additions		Reductions		Period

	(In thousands)
Year ended March 31, 2006
Allowance for doubtful accounts	$118		$48		$36	$130
Year ended March 31, 2005
Allowance for doubtful accounts	$125	$			$(7)	$118
Year ended March 31, 2004
Allowance for doubtful accounts	$99		$26	$		$125

EXHIBIT INDEX

Exhibit
Number		Document Description

2	.01(A)	Asset Purchase Agreement dated May 1, 2006 by and among Alliance Semiconductor Corporation, PulseCore Holdings (Cayman) Inc. and PulseCore Semiconductor Corporation

2	.02(B)	Asset Purchase Agreement dated April 18, 2006 by and among Alliance Semiconductor Corporation, Chip Engines (India) Private Limited, Tundra Semiconductor Corporation, Tundra Acquisition Corporation, Inc. and Tundra Semiconductor Corporation on behalf of Tundra Semiconductor (India) Private Limited

3	.01(C)	Registrant’s Certificate of Incorporation

3	.02(C)	Registrant’s Certificate of Elimination of Series A Preferred Stock

3	.03(G)	Registrant’s Certificate of Amendment of Certificate of Incorporation

3	.04(C)	Registrant’s Bylaws

4	.01(C)	Specimen of Common Stock Certificate of Registrant

10.01		Registrant’s Stock Option Plan adopted by Registrant on April 7, 1992 and amended through September 19, 1996, and related documents (superseded by Exhibit 10.44)

10	.02†(C)	Form of Indemnity Agreement used between Registrant and certain of its officers and directors

10	.03†(L)	Form of Indemnity Agreement used between the Registrant and certain of its officers

10	.04*(J)	Subscription Agreement dated February 17, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10	.05*(J)	Manufacturing Agreement dated February 17, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10	.06(E)	Supplemental Subscription Agreement dated March 15, 1995, by and among Registrant, Singapore Technology Pte. Ltd. and Chartered Semiconductor Manufacturing Pte. Ltd.

10	.07*(E)	Supplemental Manufacturing Agreement dated March 15, 1995, between Registrant and Chartered Semiconductor Manufacturing Pte. Ltd.

10	.08*(F)	Foundry Venture Agreement dated July 8, 1995, by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10	.09*(F)	Foundry Capacity Agreement dated July 8, 1995, by and among Registrant, Fabco, S3 Incorporated and United Microelectronics Corporation

10	.10*(G)	Foundry Venture Agreement dated September 29, 1995, between Registrant and United Microelectronics Corporation

10	.11*(G)	Foundry Capacity Agreement dated September 29, 1995, by and among Registrant, FabVen and United Microelectronics Corporation

10	.12*(G)	Written Assurances Re: Foundry Venture Agreement dated September 29, 1995 by and among Registrant, FabVen and United Microelectronics Corporation

10	.13*(H)	Letter Agreement dated June 26, 1996 by and among Registrant, S3 Incorporated and United Microelectronics Corporation

10	.14(I)	Stock Purchase Agreement dated as of June 30, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10	.15*(I)	Amendment to Fabco Foundry Capacity Agreement dated as of July 3, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10	.16(I)	Side Letter dated July 11, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10	.17†(J)	1996 Employee Stock Purchase Plan

10	.18(K)	Letter Agreement dated December 23, 1996 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10	.19(L)	Trademark License Agreement dated as of October 17, 1996 between Registrant and Alliance Semiconductor International Corporation, a Delaware corporation, as amended through May 31, 1997

Exhibit
Number		Document Description

10	.20(L)	Restated Amendment to FabCo Foundry Venture Agreement dated as of February 28, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10	.21(L)	Letter Agreement dated April 25, 1997 by and among Registrant, S3 Incorporated, United Microelectronics Corporation and United Semiconductor Corporation

10	.22*(L)	Restated DRAM Agreement dated as of February 28, 1996 between Registrant and United Microelectronics Corporation

10	.23*(L)	First Amendment to Restated DRAM Agreement dated as of March 26, 1996 between Registrant and United Microelectronics Corporation

10	.24*(L)	Second Amendment to Restated DRAM Agreement dated as of July 10, 1996 between Registrant and United Microelectronics Corporation

10	.26*(M)	Sale and Transfer Agreement dated as of March 4, 1998

10	.27(N)	Alliance Venture Management, LLC Limited Liability Company Operating Agreement dated October 15, 1999

10	.28(N)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated February 28, 2000

10	.29(N)	Alliance Ventures I, LP Agreement of Limited Partnership dated November 12, 1999

10	.30(N)	Alliance Ventures II, LP Agreement of Limited Partnership dated November 12, 1999

10	.31(N)	Alliance Ventures III, LP Agreement of Limited Partnership dated February 28, 2000

10	.32(O)	Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10	.33(O)	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.

10	.34(O)	Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk Corporation, The Israel Corporation, Registrant, Macronix International Co., Ltd. and QuickLogic Corporation.

10	.35(O)	Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among SanDisk Corporation, The Israel Corporation, Registrant and Macronix International Co., Ltd.

10	.36(O)	Alliance/Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.

10	.37(O)	Alliance/TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation

10	.38(P)	Alliance Venture Management, LLC Amended Limited Liability Company Operating Agreement dated January 23, 2001

10	.39(P)	Alliance Ventures IV, LP Agreement of Limited Partnership dated January 23, 2001

10	.40(P)	Alliance Ventures V, LP Agreement of Limited Partnership dated January 23, 2001

10	.41(P)	Loan Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10	.42(P)	Share Pledge Agreement dated May 17, 2001, by and between Registrant and Citibank, N.A.

10	.43(Q)	Asset Purchase Agreement dated January 17, 2002 by and between Registrant and PulseCore, Inc.

10	.44(R)	Registrant’s 2002 Stock Option Plan

10	.45(S)	Tower Semiconductor Agreement; Amendment No. 3 to payment schedule of Series A-5 additional purchase obligations, waiver of Series A-5 conditions, conversion of Series A-4 wafer credits and other provisions, dated as of November 11, 2003

10	.46(T)	Form of Stock Option Agreement under Registrant’s 2002 Stock Option Plan

10	.47(U)	Agreement dated June 8, 2006 by and among Alliance Semiconductor (India) Private Limited, Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India))

Exhibit
Number		Document Description

10	.48(V)	Settlement Agreement by and among Alliance Semiconductor Corporation and the other signatories listed therein dated as of October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005

10	.49(V)	Form of Amendment to Indemnity Agreement approved by the Board of Directors on October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005

10	.50H(W)	Employment Agreement with Melvin L. Keating dated December 1, 2005

10	.51H(W)	Stock Option Agreement with Melvin L. Keating dated December 1, 2005

10	.52†(X)	Notice of Grant of Stock Options and Option Agreement between the Company and Melvin L. Keating dated March 28, 2006

14	.01(Y)	Code of Ethics

16	.01(Z)	Letter from PricewaterhouseCoopers LLP (San Jose, California) regarding change in certifying accountant

21.01		Subsidiaries of Registrant

23.01		Consent of PricewaterhouseCoopers LLP (San Jose, California)

23.02		Consent of Mark Bailey & Company Ltd.

24.01		Power of Attorney (see page 53)

31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer

31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer

32.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer

32.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Confidential treatment has been granted with respect to certain portions of this document.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2006.

(B)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2006.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-90346-LA) declared effective by the Commission on March 28, 1995.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 1995.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 1995.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1996.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-13461) filed with the Commission on October 4, 1996.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 1997.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 1998.

(N)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 2000.

(O)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2001.

(P)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2001.

(Q)	The document referred to is filed hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

(R)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 15, 2002.

(S)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2004.

(T)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 23, 2005.

(U)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on June 14, 2006.

(V)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on November 23, 2005.

(W)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 5, 2005.

(X)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 3, 2006.

(Y)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 10, 2004.

(Z)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K/A filed on December 15, 2005.