Form 10-Q
period 2006-06-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2006-08-11
CIK 913293

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006,
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
from                     to                     .
Commission file number: 0-22594
Alliance Semiconductor Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware	77-0057842

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
or Organization)
2900 Lakeside Drive
Santa Clara, California 95054-2831
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
Large accelerated ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006, there were 35,600,159 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended June 30, 2006

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$65,060	$49,718
Short-term investments	6,048	7,792
Accounts receivable, net	1,490	2,653
Receivable from sale of securities	1,382	759
Other current assets	892	1,138
Deferred tax assets	2,121	2,121
Assets held for sale	24,955	12,286

Total current assets	101,948	76,467

Property and equipment, net	26	33
Investment in Tower Semiconductor (excluding short-term portion)	9,238	9,228
Alliance and Solar Ventures and other investments	—	23,147
Other assets	644	786

Total assets	$111,856	$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,767	$3,525
Accrued liabilities	1,488	4,546
Income tax payable	34,574	34,528
Deferred income tax liabilities	—	2,717
Liabilities related to assets held for sale	8,494	—

Total current liabilities	46,323	45,316

Deferred Tax Liabilities	2,121	2,121
Other liabilities	—	45

Total liabilities	48,444	47,482

Commitments and contingencies (Notes 9 and 12)
Minority interest in subsidiary companies	—	295
Stockholders’ equity:
Common stock (43,755 shares issued and 35,584 shares outstanding June 30 and March 31, 2006)	438	438
Additional paid-in capital	201,622	201,622
Treasury stock (8,171 shares at cost at June 30 and March 31, 2006)	(68,576)	(68,576)
Accumulated deficit	(69,761)	(70,286)
Accumulated other comprehensive income/(loss)	(311)	(1,314)

Total stockholders’ equity	63,412	61,884

Total liabilities and stockholders’ equity	$111,856	$109,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 30,
	2006	2005
Gain on sale of marketable securities	$1,063	$2,041
Interest income	644	7
Selling, general and administrative expense	(2,285)	(2,156)

Loss from continuing operations	(578)	(108)
Discontinued operations
Memory products:
Loss on sale	(1,920)	—
Operations, net of zero and $98 income tax for 2006 and 2005, respectively	(1,011)	(1,745)

Net loss on memory products	(2,931)	(1,745)

Non-memory products:
Gain on Sale	6,385	—
Operations, net of $21 and $230 income tax for 2006 and 2005, respectively	(321)	(4,089)

Net gain (loss) on non-memory products	6,064	(4,089)

Venture investments, net of zero and $154 income tax for 2006 and 2005, respectively	(2,030)	(4,858)

Gain (loss) from discontinued operations	1,103	(10,691)

Gain (loss) before income tax	525	(10,799)

Provision (benefit) for income tax	0	87

Net profit/(loss)	$525	$(10,885)

Net loss per share — Basic and Diluted:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$0.03	$(0.30)
Net Profit/(Loss)	$0.01	$(0.31)

Weighted average number of common shares Basic and Diluted	35,584	35,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$525	(10,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	996
Minority interest in subsidiary companies, net of tax	(58)	(37)
Equity in loss of investees	2,708	4,455
Gain on investments	(2,480)	(2,041)
Gain on sale of business units	(4,466)	—
Write-down of marketable securities and venture investments	460	—
Provision for income tax	—	597
Changes in assets and liabilities:
Accounts receivable	1,149	(833)
Inventory	(227)	413
Related party receivables	(14)	—
Receivable from sale of securities	(56)	—
Receivable from sale of business units	(524)	—
Assets held for sale	271	—
Other assets	(6)	498
Accounts payable	(1,758)	996
Accrued liabilities and other long-term obligations	1,499	220
Income tax payable	46	90
Liabilities related to assets held for sale	746	—

Net cash used in operating activities	(2,056)	(5,531)

Cash flows from investing activities:
Purchase of property and equipment	—	(139)
Proceeds from sale of business unit	14,207	—
Proceeds from sale of available-for-sale securities	3,800	8,601
Sale of fixed assets	186	—
Purchase of Alliance Ventures and other investments	(1,001)	(3,185)
Undistributed venture investment proceeds	(3,512)	—
Proceeds from sale of Alliance Ventures and other investments	3,718	—

Net cash provided by investing activities	17,398	5,277

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase/(decrease) in cash and cash equivalents	15,342	(254)
Cash and cash equivalents at beginning of the period	49,718	2,397

Cash and cash equivalents at end of the period	$65,060	$2,143

Non cash transactions:
Reclassify certain assets to Assets Held for Sale	$—
Satisfy related party receivable with acquisition of treasury stock	—

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on August 9, 2006.
For purposes of presentation, we have indicated the first three months of the fiscal years 2007 and 2006 as ending on June 30; whereas, in fact, we accounted for our fiscal quarter during fiscal 2006 on the Saturday nearest the end of June, or June 25, 2005. The financial results for the first quarter of fiscal 2007 and 2006 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.
The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007, or any future period and we make no representations related thereto.
Note 2. Stock-Based Compensation
At June 30, 2006, we had options outstanding under three stock-based compensation plans: The 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans. Pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans. Under the 2002 Stock Option Plan, 1993 Director’s Stock Option Plan and 1996 Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the three months ended June 30, 2006 and 2005 would have been as follows (in thousands, except per share data):

	Three months ended
	June 30,
	2006	2005
Net loss, as reported	$525	$(10,885)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all rewards, net of tax effects	—	(622)

Pro forma net loss:	$525	$(11,507)

Loss per share:
Basic and diluted — as reported	0.01	(0.31)
Basic and diluted — pro forma	0.01	(0.32)

Number of shares — as reported and pro forma	35,584	35,568
Number of shares — pro forma	35,584	35,568
The calculated expense for the three months ended June 30, 2006 was not material and therefore not reported. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the three months ended

June 30, 2006 and 2005 was zero and $1.54, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Twelve months ended
	June 30,		March 31,
	2006	2005	2006	2005
Expected life	5.2 years	5 years	5.2 years	5 years
Risk — free interest rate	4.4%-4.7%	3.7%	4.4%-4.7%	3.4%-4.3%
Volatility	57.92%	87.9%	57.92%	88%-91%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Note 3. Balance Sheet Components
Short-term Investments
Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At June 30, 2006 and March 31, 2006, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.
Short-term investments include the following at June 30, 2006 and March 31, 2006 (in thousands):

	June 30, 2006			March 31, 2006
		Adj Cost			Adj Cost
Company	Shares	Basis	Market Value	Shares	Basis	Market Value

Tower Semiconductior Debentures (1)		$1,245	$1,245		$3,852	$3,852
Tower Semiconductior	3,431	4,803	4,803	3,078	3,940	3,940

Total		$6,048	$6,048		$7,792	$7,792

(1)	Convertible to Tower ordinary shares at $1.10 per share, 889,188 share equivalents at June 30, 2006, 3,009,818 share equivalents at March 31, 2006
Long-term Investments
Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet. If the investment is salable under market rules and can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115. Currently, the Company owns approximately 6.6 million shares of Tower common stock that are carried as long-term investments because they are available for sale but subject to Rule 144 limitations on sale within the next twelve months. As a result, these shares are carried at market.
At June 30, 2006 and March 31, 2006, long-term investments were as follows (in thousands):

	June 30, 2006		March 31, 2006
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd. Shares	6,599	9,238	7,209	9,228
Alliance Ventures’ investments (1)	—	21,069	—	22,079
Solar Venture Partners, LP’s investments	—	894	—	1,068

Total		$31,201		$32,375

(1)	Alliance and Solar Ventures’ investments are classified in Assets Held for Sale (see Item 2. “Disposition of Alliance and Solar Venture Investments”).

Assets Held for Sale
At June 30, assets held for sale included the following:

	June 30, 2006	March 31, 2006

Assets held for sale:
Alliance Ventures’ investments	$21,069	$—
Deferred tax assets	2,717	2,717
Solar Venture Partners	894
Property and equipment, net	274	2,709
Related party receivables	1	71
Inventory	—	6,410
Intangible assets	—	379

Total current assets held for sale	$24,955	$12,286

During the quarter ended June 30, 2006, all assets held for sale other than Alliance and Solar Ventures’ investments were sold (see Item 2. “Disposition of Operating Business Units”).
Inventory
At June 30, 2006 and March 31, 2006, inventory was as follows (in thousands):

	June 30, 2006	March 31, 2006
Work in process	$—	$3,974
Finished goods	—	2,436

Total	$—	$6,410

All inventories were sold during the quarter ended June 30, 2006 (see Item 2. “Disposition of Operating Business Units”).
Intangible Assets
The amortization of intangible assets was $439,000 for the three months ended June 30, 2005. All intangible assets were sold pursuant to the sale of our operating business units during the quarter ended June 30, 2006 (see Item 2. “Disposition of Operating Business Units”).

Liabilities Related to Assets Held for Sale and Discontinued Operations
At June 30, 2006 and March 31, 2006, liabilities related to assets held for sale and discontinued operations were as follows:

	June 30, 2006	March 31, 2006

Liabilities related to assets held for sale:
Accrued liability related to litigation settlement	$3,500	$—
Deferred tax o assets held for sale	2,717
CAD tools purchase commitments	666	—
Deferred proceeds from business unit sale	524	—
Allowance for product returns	498	—
Minority interest in subsidiary	353
Shared backlog from business unit sale	222	—
Collections related to discontinued operations	14	—

Total liabilities related to assets held for sale	$8,494	$—

Accumulated Other Comprehensive Income
At June 30, 2006 and March 31, 2006, the accumulated other comprehensive income was as follows (in thousands):

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
June 30, 2006
Tower Semiconductor Ltd. Ordinary Shares	(1,465)	1,105	(360)
Tower Semiconductor Ltd. Debentures	267	(218)	49

	$(1,198)	$887	$(311)

	Unrealized		Net Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
March 31, 2006
Tower Semiconductor Ltd. Ordinary Shares	(2,742)	1,105	(1,637)
Tower Semiconductor Ltd. Debentures	541	(218)	323

	$(2,201)	$887	$(1,314)

Note 5. Investment in Tower Semiconductor, Ltd.
At June 30, 2006, we owned 10,029,350 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,430,745 were classified as short-term and 6,598,605 classified as long-term, and $1.2 million Tower Debentures which are convertible into 889,188 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115. At June 30, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due to trading and other restrictions.
Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 12.7% of Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
During the quarter ended June 30, 2006 we sold 257,740 Tower ordinary shares for $0.4 million, and recorded a loss of approximately $43,000.
As of June 30, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the Quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.

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
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended June 30, 2006 we sold 2,120,630 of those shares, for a gain of $1.1 million, leaving us with debentures convertible into 889,188 shares at June 30, 2006.
As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares declined by 17%, during fiscal 2006 to $1.28, resulting in mark to market write downs of $2.9 million in 2006, but during the three months ended June 30, 2006 Tower share prices have since risen to the $1.40 range. Given this volatility, there can be no assurance that our investment in Tower shares and wafer credits will not decline further in value.
Mel Keating, our President and CEO, is a director of Tower.
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
Now that Alliance Venture Management has been replaced as general partner, it will no longer have a claim to such fees on future gains. While we own 100% of the common units in Alliance Venture Management, we did not hold any Series A, B, C, D and E member units (“Preferred Member Units”) and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each hold 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they received fees and other distributions of $7.0 million.
Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. As a result of the replacement of Alliance Venture Management as the general partner, we no longer incur commitment fees, and none have been recognized in the first quarter of fiscal 2007. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees included compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007 thus far, fiscal 2006, fiscal 2005 or fiscal 2004.
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
After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered Semiconductor Manufacturing Pte. Ltd. (“Chartered”), and Broadcom Corporation, to Alliance Ventures I. As of June 30, 2006, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $26.7 million in twelve companies; Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies; Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $63.9 million in 15 companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $39.2 million in eight companies; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $34.9 million in nine companies. During the quarter ended June 30, 2006 we invested approximately $1.1 in Alliance Ventures investee companies compared to approximately $3.2 million in the first quarter of fiscal 2006. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for $3.2 million in cash and stock, which was executed and completed in April of 2006 resulting in a net gain of $1.1 million
In the quarters ended June 30, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of approximately $0.5 million and zero, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $2.7 million and $4.3 million in the quarters ended June 30, 2006 and 2005, respectively.
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
During the Quarter ended June 30, 2006 we entered into a plan for disposal of the Alliance Ventures funds, and accordingly the assets of Alliance Ventures have been classified as assets held for sale and the results of its operations reported a loss from discontinued operations. The Company previously had retained Needham and Company to advise it regarding the Alliance Ventures funds, and asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures exists at a price attractive to the Company. The Company will consider the results of Needham’s efforts in deciding what to do in connection with the funds. The Company anticipates that any offers it receives for Alliance Ventures will be at values that differ from the values at which the investments are carried on the books of the Company.
N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures. Multiple Alliance Ventures funds may invest in the same investee companies. We acquired Chip Engines, Inc. (“Chip Engines”) in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy Venture Partners according to the terms of the note. See “Note 14 to Consolidated Financial Statements.”
Investment in Solar Venture Partners, LP
Through June 30, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of June 30, 2006, we held approximately a 73.3% interest in Solar.
Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the first quarter of fiscal 2006 and 2005, we recorded net losses in the equity of investees of approximately $51,000 and $132,000, respectively. During the Quarter ended June 30, 2006 we entered into a plan for disposal of the Solar funds, and accordingly the assets of Solar have been classified as assets held for sale and the results of its operations reported a loss from discontinued operations.
There were no write-downs of Solar Venture Partners investments in the first quarter of fiscal 2007 or 2006.
During the first quarter of fiscal 2007, Solar sold its interest in Vianeta Communications for $0.5 million and recorded a net gain of $0.3 million.
C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested. See “Note 14 to the Consolidated Financial Statements.”
Note 7. Comprehensive Income (Loss)
The following are the components of comprehensive income (loss) (in thousands):

	Three months ended
	June 30, 2006	June 30, 2005
Net gain/(loss)	$525	$(10,885)
Unrealized gain on marketable securities	1,003	16,037
Deferred tax	—	(597)

Comprehensive income (loss)	$1,528	$4,555

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
The computations for basic and diluted gain/(loss) per share are presented below (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2006	June 30, 2005
Net gain/(loss)	$525	$(10,885)

Shares used to compute basic net gain/(loss) per share	35,584	35,568

Common stock equivalents	—	—

Shares used to compute diluted net gain/(loss) per share	35,584	35,568

Net loss per share: Basic and diluted	$0.01	$(0.31)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended
	June 30,
	2006	2005
Weighted stock options outstanding	1,604	3,269

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
Indemnification Obligations
We are a party to a variety of agreements, including those related to the recent sales of our business units, pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Alliance, under which Alliance customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, and certain income taxes. Generally, payment by Alliance is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Alliance to challenge the other party’s claims. Further, Alliance’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Alliance may have recourse against third parties for certain payments made by it under these agreements.
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
Product Warranties
Up to the sale of our operating units we estimated our warranty costs based on historical warranty claim experience and applied this estimate to the revenue stream for products under warranty. Included in our sales reserves were costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to our sales reserve. The sales reserve was reviewed quarterly to verify that it properly reflected the remaining obligations based on anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claims differs from estimates. Changes in the warranty sales reserve for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three months ended
	June 30,
	2006	2005
Beginning Balance	$738	$948
Accruals for warranties issued during the period	—	—
Settlements on warranty claims made during the period	—	(416)

Ending balance	$738	$532

Note 10. Income Tax
In the first quarter of fiscal 2007 we have only provided for Income Tax on the operations of our foreign subsidiaries, which are reflected in Discontinued Operations, and have not recognized any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we are not certain that we will have income in the future to use such benefits. For the first three months of fiscal 2006, we recorded income tax expense of $207,000 on pre-tax profits from continuing operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
Separately, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Item 2, Management’s Discussion and analysis of Financial Condition and Results of Operations —Provision (Benefit) for Income Tax.
Note 11. Recently Issued Accounting Standards
In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for our year ended March 31, 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.
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
In December 2004, the FASB issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”), which will be effective for the first annual reporting period beginning after June 15, 2005, and is required to be adopted by Alliance in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of SFAS 123R. The impact of the adoption of SFAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Note 2 to these condensed consolidated financial statements.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal 2006 and the adoption of this standard did not have a material impact on its consolidated results of operations and financial condition.
Note 12. Legal Matters
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
On July 7, 2006, during a mediation between the parties, we entered into a settlement agreement with Mr. Balla and TritTek Research Ltd. that resolved the plaintiff’s twenty-one year old lawsuit against us. Pursuant to the settlement agreement, we paid the plaintiffs $3.5 million in cash in exchange for a full release of all proceedings related to this matter.
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
Note 14. Related Party Transactions
N. Damodar Reddy, a former officer and director of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provided the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $139,700 during fiscal year 2006 prior to canceling the contract, $55,000 for the full year of fiscal year 2005, and $290,000 in fiscal 2004. According to Mr. Reddy, he is not involved in the operations of Infobrain. Infobrain advises us that Mr. Reddy owns 10.6%, and members of his family own an additional 6.1% of Infobrain, and that Infobrain is indebted to Mr. Reddy for $30,000.
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
After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom Corporation, to Alliance Ventures I. As of June 30, 2006, Alliance Ventures I, the focus of which is investing in networking and communications start-up companies, has invested $26.7 million in twelve companies; Alliance Ventures II, the focus of which is in investing in Internet start-up ventures, has invested approximately $9.1 million in ten companies; Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, has invested $63.9 million in 15 companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $39.2 million in eight companies; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $34.9 million in nine companies. During the quarter ended June 30, 2006 we invested approximately $1.0 in Alliance Ventures investee companies compared to approximately $3.2 million in the first quarter of fiscal 2006. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for $3.2 million in cash and stock, which was executed and completed in April of 2006 resulting in a net gain of $1.1 million.
In the quarters ended June 30, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of approximately $0.5 million and zero, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $14.3 million, $16.0 million and $14.1 million during fiscal 2006, 2005 and 2004, respectively.
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
Through June 30, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of June 30, 2006, we held a 73% interest in Solar. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.
During the first quarter of fiscal 2007, Solar sold its interest in Vianeta Communications for cash and stock, resulting in gross proceeds of $0.5 million and a net gain of $0.3 million.
As of June 30, 2006 our related party receivables have all been sold with the operating business units.
Note 15. Segment Reporting
In March 2006 the Company entered into a plan to dispose of its operating business units, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. Accordingly, we show any untransferred assets of these operating units as Assets Held for Sale as of June 30, 2006, and their operating results and gain/loss on disposal are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). The sales described above have resulted in the cessation of operations during the reporting period, which makes segment reporting of their activities no longer relevant.
Note 16. Subsequent Events
On July 7, 2006 we entered into a settlement agreement with Prabhakara Balla and Trit Tek Research Ltd. (collectively, the Plaintiffs) that resolved the Plaintiffs’ lawsuit against Alliance. In 1985, the Plaintiffs filed a lawsuit against a number of defendants, including Alliance, alleging without specificity intellectual property infringement. Alliance paid the Plaintiffs $3.5 million in exchange for full settlement of all proceedings and a mutual general release of all related claims. The parties agreed to deliver such further documents as may be needed to effectuate the settlement, including a dismissal of the suit with prejudice (or the Canadian equivalent of a consent dismissal.) (See Note 12 – “Legal Matters – Balla Matter”.)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. These statements relate to products, trends, liquidity and markets. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value of securities we own, selling prices of our products and our ability to increase sales of our analog and mixed signal and system solutions products and those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission on August 9, 2006.
OVERVIEW
Up to March 31, 2006 Alliance Semiconductor Corporation had been a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. For several years, the Company had been operating at a loss, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value. Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value.
Operational Diversification
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
The ASPs that we were able to command for our memory products were highly dependent on industry-wide production capacity and demand. In fiscal 2003 and much of fiscal 2004, we experienced rapid erosion in product pricing that was beyond our control and had a material adverse effect on our results of operations. In fiscal 2005, we continued to experience lackluster demand for our memory products, which led to additional inventory write-downs for certain memory products of approximately $9.3 million. While the Analog and Mixed Signal and System Solutions business units grew steadily, they were not able to produce results sufficient to support our business. Our net loss for the three months ended June 30, 2006 and 2005 was $14,000 and $10.9 million, respectively.
Disposition of Operating Business Units
Consistent with the new Board of Directors’ decision to evaluate whether to retain or dispose of the Company’s operating units, in March 2006 the Company entered into a plan to dispose of them, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit, with one party purchasing assets (and certain liabilities) relating to the Company’s synchronous memory business and one party purchasing the assets (and certain liabilities) of the Company’s asynchronous memory business. Accordingly, we showed the assets of these operating units as Assets Held for Sale as of the beginning of this reporting period, and their operating results are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”).
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
Disposition of Alliance Venture Investments
During the Quarter ended June 30, 2006 we entered into a plan for disposal of the Alliance Ventures funds, and accordingly the assets of Alliance Ventures have been classified as assets held for sale and the results of its operations reported a loss from discontinued operations. The Company previously had retained Needham and Company to advise it regarding the Alliance Ventures funds, and asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures exists at a price attractive to the Company. The Company will consider the results of Needham’s efforts in deciding what to do in connection with the funds. The Company anticipates that any offers it receives for Alliance Ventures will be at values that differ from the values at which the investments are carried on the books of the Company.
INVESTMENTS
Tower Semiconductor Ltd.
At June 30, 2006, we owned 10,029,350 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,430,745 were classified as short-term and 6,598,605 classified as long-term, and $1.2 million Tower Debentures which are convertible into 889,188 Tower ordinary shares. These shares are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Although the price of Tower shares declined by 17% during fiscal 2006 to $1.28, resulting in mark to market write downs of $2.9 million in 2006, Tower share prices have since risen to the $1.40 range. At June 30, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due trading restrictions.
Until January 20, 2006 a substantial portion of our Tower share were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 13.6% of Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
During the quarter ended June 30, 2006 we sold 257,740 Tower ordinary shares for $0.4 million, and recorded a loss of approximately $43,000.
As of June 30, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the Quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.
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

In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended June 30, 2006 we sold 2,120,630 of those shares, for a gain of $1.1 million, leaving us with debentures convertible into 889,188 shares at June 30, 2006.
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
Investment Company Act of 1940
Because of the significant investments we have made in other businesses, we could be deemed an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including all of our UMC common stock. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock. The SEC has asked us by letter dated February 22, 2006 to provide information about our efforts and plans to resolve this issue. We are working on a response to this request. If our board of directors decides to divest or close certain of our operating businesses, such a decision could require us to take additional steps to reduce our investments in securities. See Note 13 to the financial statements.
Gain on Investments
During the first three months of fiscal year 2007, we recorded a loss of $43,000 principally due to the sale of 257,740 Tower ordinary shares, and a gain of $1.1 million on the sale of 2.1 million Tower Debentures.
RESULTS OF (DISCONTINUED OPERATIONS)
Equity in Loss of Investees
As a result of our entry into a plan to dispose of Alliance Ventures, its results are reported under discontinued operations. Results for Solar Ventures are reported in continuing operations. Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to their ability to exercise their influence on the operations of investees resulting primarily from ownership interest and/or board representation. Our proportionate share in the net losses of the equity investees of Alliance Ventures and Solar Ventures was approximately $2.7 million and $51,000 for the first three months of fiscal 2007, respectively. This compares to a loss of approximately $4.5 million and $132,000 for the first three months of fiscal 2006, respectively. We took impairment writedowns on Alliance Ventures Investments of $0.5 million and $0.4 million during the first three months of fiscal 2007 and 2006, respectively. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that we will incur additional losses in future periods. During the first quarter of fiscal 2007 Alliance Ventures and Solar Venture Partners sold their interest in Vianeta Communications for $3.2 million and $0.3 million in cash and stock, respectively, for a gain of approximately $1.1 million and $0.3 million, respectively .
Other Expense, Net
Other expense, net represents interest income from short-term investments, foreign withholding tax, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first three months of fiscal 2007, other expense, net prior to reclassification into discontinued operations was approximately $311,000 compared to other expense net of approximately $159,000 in the first three months of fiscal 2006.

Provision (Benefit) for Income Tax
In the first quarter of fiscal 2007 we have only provided for Income Tax on the operations of our foreign subsidiaries, which are reflected in Discontinued Operations, and have not recognized any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we are not certain that we will have income in the future to use such benefits. For the first three months of fiscal 2007 and 2006, we recorded income tax expense of zero and $680,000, respectively, on pre-tax profits from continuing operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
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
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, we had approximately $65.1 million in cash and cash equivalents, an increase of approximately $63.0 million from June 30, 2005 and approximately $55.6 million in working capital, an increase of approximately $12.0 million from $43.6 million at June 30, 2005. We had short-term investments in marketable securities whose fair value at June 30, 2006 was $6.0 million, a decrease of $86.7 million from $92.7 million at June 30, 2005.
During the first three months of fiscal 2007, cash used from operations was $2.1 million. This was primarily the result of a net gain of $0.5 million less non-cash items of $2.9 million, and changes in cash used in assets and liabilities of $0.3 million. During the first three months of fiscal 2006, cash used from operations was $5.5 million. This was primarily the result of a net loss of $10.9 million less non-cash items of $4.0 million and changes in assets and liabilities of $1.4 million.
During the first three months of fiscal 2007, investing activities provided cash of $17.4 million. This was primarily the result of proceeds from the sale of our business units of $14.2 million combined with sales of Tower ordinary shares and Tower Debentures for $3.8 million and sale of an Alliance Ventures investee company for $3.7 million offset by additional investments in Alliance Ventures companies of $1.0 million and holdings of undistributed cash in AVM and Solar of $3.5 million. During the first three months of fiscal 2006, investing activities provided cash of $5.3 million. This was primarily the result of sales of UMC Common Stock of $8.6 million offset by additional investments in Alliance Ventures companies of $3.2 million and capital purchases of $0.1 million.
Management believes these sources of liquidity and financing will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources that are material to investors.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:
Contractual Obligations
(in thousands)

			Less than 1
	Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Operating leases (1)	$214	$21	$—	$—	$—
Commitment to invest in CAD tools (2)	381	256	—	—	—

TOTAL	$595	$277	$—	$—	$—

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under lease.
Operating leases have decreased substantially from the $779,000 and $134,000 reflected in our Form 10-K as of March 31, 2006 due to 1) rent for our headquarters facility for the three months ended June 30, 2006, and 2) reflecting the cost of lease terminations at our overseas facilities in Loss from Discontinued Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the three months ended June 30, 2006. These entities, in which we hold varying percentage interests, are in the development stage or operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, thus mitigating some of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at June 30, 2006.
INVESTMENT RISK
At June 30, 2006, we owned 10,029,350 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,430,745 were classified as short-term and 6,598,605 classified as long-term, and $1.2 million Tower Debentures which are convertible into 889,188 Tower ordinary shares These shares are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Tower shares have been very volatile in the past: The price of Tower shares declined by 17% during fiscal 2006 to $1.28, resulting in mark to market write downs of $2.9 million in 2006, but Tower share prices have since risen to the $1.40 range. At June 30, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due trading and other restrictions.
Until January 20, 2006 a substantial portion of our Tower share were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 13.6% of Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
As of June 30, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the Quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended June 30, 2006 we sold 2,120,630 of those shares, for a gain of $1.1 million, leaving us with debentures convertible into 889,188 shares at June 30, 2006.
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
Short and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate our investments in terms of credit risk since a substantial portion of our assets are now in the form of investments, not all of which are liquid.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
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
(b) Remediation of material weakness.
As discussed in Item 9A. Controls and Procedures-Management’s Report on Internal Control over Financial Reporting in our Form 10-K, as of March 31, 2006, the Company did not maintain a sufficient complement of permanent personnel with an appropriate level of accounting knowledge, experience and training in the implementation of the Sarbanes-Oxley Act of 2002 and the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient permanent finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) external financial reporting and income taxes, and (ii) review procedures over the accounting for significant and unusual transactions and equity method investments. And during the first three quarters of fiscal 2006, we lost most of the accounting staff who had knowledge of what had been done in the past, and did not maintain effective controls over the reconciliation of unmatched material receipts. We also did not have full awareness of what made up other prepaid assets.
The Company has taken several steps towards remediation of the material weaknesses described above. Specifically,
1.	The Company has increased its staffing in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel, however in anticipation of the change in its business discussed in this document, the Company has staffed those positions with temporary personnel for maximum flexibility.

2.	The Company has enhanced its methods and expertise in accounting for equity method investments and income tax reporting.

3.	The Company has installed, and is installing, new and additional policies and changed procedures to reduce the risk of misstatements of account balances or disclosures in future periods.

4.	The changes in the business described in this report will materially and substantially reduce both the activity and complexity of the company’s books and records, eliminating many of the risks that have arisen from the significant deficiencies and material weaknesses described herein.
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
On July 7, 2006, during a mediation between the parties, we entered into a settlement agreement with Mr. Balla and TritTek Research Ltd. that resolved the plaintiff’s twenty-one year old lawsuit against us. Pursuant to the settlement agreement, we paid the plaintiffs $3.5 million in cash in exchange for a full release of all proceedings related to this matter.
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

IRS Petition
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
In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Investment Company Act of 1940 confirming our noninvestment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. In an effort to comply with the Act, we have divested ourselves of certain securities, ceased acquiring interests in any new companies through Alliance Ventures and taken certain additional actions; nonetheless, we have no assurance that the SEC will grant us an exemption under the Act. In the event we are required to divest ourselves of sufficient investment securities, we may not be able to do so because of our limited ability to sell our investments. Even if we are able to sell our investments, our financial condition may be materially, adversely affected. If we are required to register as a closed-end investment company under the Act, our financial condition may be materially, adversely affected.
Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. Management has determined that our internal control over reporting was not effective as of March 31, 2006 and March 26, 2005. In light of that fact, in FY2006, our independent registered public accounting firm issued an adverse opinion on our internal control over financial reporting. Management also determined that our internal control over reporting was not effective as of June 30, 2006. Since then we have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. With the sale of our operating business units, a significant number of current controls no longer will be applicable, eliminating the risk from any inability to remediate weaknesses with respect to such controls. Nonetheless, there is no assurance that we will be able to remediate weaknesses with respect to controls that continue to be applicable. Even after we have remediated these weaknesses, in the course of future testing and documentation, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our financial condition. Separately, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis, or we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. Moreover, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our management may continue to conclude that we do not have effective internal controls over financial reporting in accordance with Section 404. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, any material weakness in internal control could result in a material misstatement in future financial statements.

Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.
Our revenue has historically been, and will continue to be, subject to fluctuations due to a variety of factors, including general economic conditions. As discussed in the section entitled “Overview — Disposition of Operating Business Units” in Item 2 of Part I, we have sold each of our operating business units, and are in the process of exiting the semiconductor business that has characterized our company to date. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, make it difficult for us to accurately predict our income and may cause it to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended June 30, 2006. Although we have no current definitive plans to do so, we are exploring the possibility of instituting and implementing a stock repurchase program in the near future. We cannot, however, make any assurances that any such stock repurchase program will be instituted or implemented at all; nor can we make any assurances regarding the terms of such stock repurchase program, if any.

ITEM 6.

EXHIBITS
Exhibit No.	Description

2.1	Asset Purchase Agreement dated April 18, 2006 by and among Alliance Semiconductor Corporation, Chip Engines (India) Private Limited, Tundra Semiconductor Corporation, Tundra Acquisition Corporation, Inc. and Tundra Semiconductor Corporation on behalf of a subsidiary to be incorporated under the laws of Indian (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2006).

2.2	Asset Purchase Agreement dated May 1, 2006 by and among Alliance Semiconductor Corporation, PulseCore Holdings (Cayman) Inc. and PulseCore Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2006).

10.1	Agreement dated June 8, 2006 by and among Alliance Semiconductor (India) Private Limited, Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India)) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 9, 2006.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 9, 2006.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 9, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
August 10, 2006	By:	/s/ Melvin L. Keating
Chief Executive Officer
(Principal Executive Officer)

August 10, 2006	By:	/s/ Karl H Moeller, Jr
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1	Asset Purchase Agreement dated April 18, 2006 by and among Alliance Semiconductor Corporation, Chip Engines (India) Private Limited, Tundra Semiconductor Corporation, Tundra Acquisition Corporation, Inc. and Tundra Semiconductor Corporation on behalf of a subsidiary to be incorporated under the laws of Indian (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2006).

2.2	Asset Purchase Agreement dated May 1, 2006 by and among Alliance Semiconductor Corporation, PulseCore Holdings (Cayman) Inc. and PulseCore Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2006).

10.1	Agreement dated June 8, 2006 by and among Alliance Semiconductor (India) Private Limited, Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India)) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 9, 2006.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 9, 2006.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 9, 2006.