Form 10-Q
period 2006-09-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2006-11-09
CIK 913293

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006, or

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
Large accelerated ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 18, 2006, there were 32,621,965 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended September 30, 2006

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2006	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$45,211	$49,718
Short-term investments	5,646	7,792
Accounts receivable, net	135	2,653
Receivable from sale of securities	4,276	759
Other current assets	2,247	1,138
Deferred tax assets	1,598	2,121
Assets held for sale	25,034	12,286

Total current assets	84,147	76,467

Property and equipment, net	17	33
Investment in Tower Semiconductor (excluding short-term portion)	7,231	9,228
Alliance and Solar Ventures and other investments	—	23,147
Other assets	658	786

Total assets	$92,053	$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,377	$3,525
Accrued liabilities	480	4,546
Income tax payable	34,552	34,528
Deferred income tax liabilities	—	2,717
Liabilities related to assets held for sale	4,779	—

Total current liabilities	41,188	45,316

Deferred Tax Liabilities	1,598	2,121
Other liabilities	—	45

Total liabilities	$42,786	$47,482

Commitments and contingencies (Notes 8 and 12)
Minority interest in subsidiary companies	—	295
Stockholders’ equity:
Common stock (40,777 shares issued and 32,622 shares outstanding September 30, and 43,755 shares issued and 35,584 shares outstanding March 31, 2006)	408	438
Additional paid-in capital	192,661	201,622
Treasury stock (8,171 shares at cost September 30, 2006 and March 31, 2006, respectively)	(68,576)	(68,576)
Accumulated deficit	(75,598)	(70,286)
Accumulated other comprehensive income/(loss)	372	(1,314)

Total stockholders’ equity	49,267	61,884

Total liabilities and stockholders’ equity	$92,053	$109,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gain/(Loss) on sale of marketable securities	$(19)	$4,645	$1,044	$6,686
Interest income	829	7	1,473	14
General and administrative expense	(1,352)	(2,446)	(3,637)	(4,602)

Income/(Loss) from continuing operations	(542)	2,206	(1,120)	2,098
Discontinued operations:
Memory products:
Loss on Sale	(279)	—	(2,199)	—
Operations, net of zero and $590 income tax for 2006 and 2005, respectively	(457)	(2,346)	(1,468)	(4,091)

Net loss on Memory products	(736)	(2,346)	(3,667)	(4,091)
Non-memory products:
Gain/(Loss) on Sale	(463)	—	5,922	—
Operations, net of zero and $1,142 income tax for 2006 and 2005, respectively	(868)	(4,540)	(1,189)	(8,629)

Net gain/(loss) on Non-memory products	(1,331)	(4,540)	4,733	(8,629)
Venture investments, net of zero and $1,487 income tax for 2006 and 2005, respectively	(3,227)	(5,912)	(5,257)	(10,769)

Loss from discontinued operations	(5,294)	(12,798)	(4,191)	(23,489)

Loss before income tax	(5,836)	(10,592)	(5,311)	(21,391)
Provision (benefit) for income tax	—	(2,480)	—	(2,394)

Net loss	$(5,836)	$(8,112)	$(5,311)	$(18,997)

Net Profit (loss) per share — Basic and Diluted:
Continuing operations	$(0.02)	$0.13	$(0.03)	$0.13
Discontinued operations	$(0.15)	$(0.36)	$(0.12)	$(0.66)
Net Profit (loss)	$(0.16)	$(0.23)	$(0.15)	$(0.53)

Weighted average number of common shares:
Basic and Diluted	35,520	35,582	35,552	35,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	($5,311)	($18,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	1,675
Minority interest in subsidiary companies, net of tax	(66)	155
Equity in loss of investees	5,664	8,095
Gain on investments	(2,305)	(5,891)
Proceeds of short term securities in conjunction with sale of an investee of Solar Venture Partners	—	(717)
Gain on sale of business units	(3,685)	—
Other	(81)	—
Write-down of marketable securities and venture investments	475	400
Provision for income tax	—	1,284
Changes in assets and liabilities:
Accounts receivable	2,158	(828)
Inventory	(243)	756
Related party receivables	(14)	45
Receivable from sale of securities	(2,993)	—
Receivable from sale of business units	(524)	—
Assets held for sale	271	—
Other assets	(1,663)	(542)
Accounts payable	(1,503)	1,009
Accrued liabilities and other long-term obligations	(3,963)	245
Income tax payable	24	90
Liabilities related to assets held for sale	934	—

Net cash used in operating activities	(12,692)	(13,221)

Cash flows from investing activities:
Purchase of property and equipment	—	(295)
Proceeds from sale of business units	14,207	—
Proceeds from sale of available-for-sale securities	6,718	21,930
Sale of fixed assets	186	—
Purchase of Alliance Ventures and other investments	(4,052)	(5,338)
Undistributed venture investment proceeds	(3,601)	—
Disposition of Alliance Ventures and other investments	—	208
Proceeds from sale of Alliance Ventures and other investments	3,718	—

Net cash provided by investing activities	17,176	16,505

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	71
Repurchase of common stock	(8,991)	—

Net cash provided by (used in) financing activities	(8,991)	71

Net increase/(decrease) in cash and cash equivalents	(4,507)	3,355
Cash and cash equivalents at beginning of the period	49,718	2,397

Cash and cash equivalents at end of the period	$45,211	$5,752

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$1,351	$53

Cash paid for interest	$—	$—

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
For purposes of presentation, we have indicated the first six months of the fiscal years 2007 and 2006 as ending on September 30; whereas, in fact, we accounted for our fiscal quarter during fiscal 2006 on the Saturday nearest the end of September, or September 24, 2005. The financial results for the second quarter of fiscal 2007 and 2006 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.
The results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007, or any future period and we make no representations related thereto.
Note 2. Stock-Based Compensation
At September 30, 2006, we had options outstanding under three stock-based compensation plans: The 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) is calculated using the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans. Pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans. Under the 2002 Stock Option Plan, 1993 Director’s Stock Option Plan and 1996 Employee Stock Purchase Plan, our pro forma net loss and pro forma net loss per share for the six months ended September 30, 2006 and 2005 would have been as follows (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss, as reported	$(5,836)	$(8,112)	$(5,311)	$(18,997)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(551)	(129)	(1,173)

Pro forma net loss:	$(5,867)	$(8,663)	$(5,440)	$(20,170)

Loss per share:
Basic and diluted – as reported	(0.16)	(0.23)	(0.15)	(0.53)
Basic and diluted – pro forma	(0.17)	(0.24)	(0.15)	(0.57)
Number of shares — as reported	35,520	35,582	35,552	35,575
Number of shares — pro forma	35,520	35,582	35,552	35,575
The calculated expense for the six months ended September 30, 2006 was not material and therefore not recorded. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the six months ended September 30,

2006 and 2005 was zero and $1.54, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life	5.2 years	5 years	5.2 years	5 years
Risk-free interest rate	4.4%-4.7%	3.9%	4.4%-4.7%	3.8%
Volatility	57.92%	40.5%	57.92%	52.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Note 3. Balance Sheet Components
Short-term Investments
Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At September 30, 2006 and March 31, 2006, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.
Short-term investments include the following at September 30, 2006 and March 31, 2006 (in thousands):

	September 30, 2006			March 31, 2006
Company	Shares	Adj Cost Basis	Market Value	Shares	Adj Cost Basis	Market Value
Tower Semiconductor Debentures (1)		$713	$713		$3,852	$3,852
Tower Semiconductor	3,379	4,933	$4,933	3,078	3,940	3,940

Total		$5,646	$5,646		$7,792	$7,792

(1)	Convertible to Tower ordinary shares at $1.10 per share, 488,182 share equivalents at September 30, 2006, 3,009,818 share equivalents at March 31,2006
Long-term Investments
Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet. If the investment is salable under market rules and can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115. Currently, the Company owns approximately 5.0 million shares of Tower common stock that are carried as long-term investments because they are available for sale but subject to Rule 144 limitations on sale within the next twelve months. As a result, these shares are carried at market.

At September 30, 2006 and March 31, 2006, long-term investments were as follows (in thousands):

	September 30, 2006		March 31, 2006
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd. Shares	4,952	7,231	7,209	9,228
Alliance Ventures’ investments (1)	—	20,975	—	22,079
Solar Venture Partners, LP’s investments (1)	—	1,067	—	1,068

Total		$29,273		$32,375

(1)	Alliance and Solar Ventures’ investments are classified in Assets Held for Sale (see Item 2. “Disposition of Alliance and Solar Venture Investments”).
Assets Held for Sale
At September 30, 2006 and March 31, 2006, assets held for sale included the following:

Assets held for sale:	September 30, 2006	March 31, 2006
Alliance Ventures’ investments	$20,975	$—
Deferred tax assets	2,717	2,717
Solar Venture Partners	1,067	—
Property and equipment, net	274	2,709
Related party receivables	1	71
Inventory	—	6,410
Intangible assets	—	379

Total current assets held for sale	$25,034	$12,286

During the quarter ended September 30, 2006, all assets held for sale other than Alliance and Solar Ventures’ investments were sold (see Item 2. “Disposition of Operating Business Units”).
Inventory
At September 30, 2006 and March 31, 2006, inventory was as follows (in thousands):

	September 30, 2006	March 31, 2006
Work in process	$—	$3,974
Finished goods	—	2,436

Total	$—	$6,410

All inventories were sold during the quarter ended September 30, 2006 (see Item 2. “Disposition of Operating Business Units”).
Intangible Assets
The amortization of intangible assets was $616,000 for the six months ended September 30, 2005. All intangible assets were sold pursuant to the sale of our operating business units during the quarter ended September 30, 2006 (see Item 2. “Disposition of Operating Business Units”).

Liabilities Related to Assets Held for Sale and Discontinued Operations
At September 30, 2006 and March 31, 2006, liabilities related to assets held for sale and discontinued operations were as follows:

Liabilities related to assets held for sale:	September 30, 2006	March 31, 2006
Deferred tax liabilities on assets held for sale	$2,717	—
CAD tools purchase commitments	256	—
Deferred proceeds from business unit sale	524	—
Allowance for product returns	497	—
Minority interest in subsidiary	361	—
Shared backlog from business unit sale	222	—
Collections related to discontinued operations	202	—

Total liabilities related to assets held for sale	$4,779	$—

Accumulated Other Comprehensive Income
At September 30, 2006 and March 31, 2006, the accumulated other comprehensive income was as follows (in thousands):

	Unrealized		Net Unrealized
September 30, 2006	Gain/(Loss)	Tax Effect	Gain/(Loss)
Tower Semiconductor Ltd. Ordinary Shares	(691)	1,105	414
Tower Semiconductor Ltd. Debentures	176	(218)	(42)

	$(515)	$887	$372

	Unrealized		Net Unrealized
March 31, 2006	Gain/(Loss)	Tax Effect	Gain/(Loss)
Tower Semiconductor Ltd. Ordinary Shares	(2,742)	1,105	(1,637)
Tower Semiconductor Ltd. Debentures	541	(218)	323

	$(2,201)	$887	$(1,314)

Note 4. Investment in Tower Semiconductor, Ltd.
At September 30, 2006, we owned 8,331,157 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,378,744 were classified as short-term and 4,952,413 classified as long-term, and $0.7 million Tower Debentures which are convertible into 488,182 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115. At September 30, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due to trading and other restrictions.
Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 9.9% of Tower shares, which limits our ability to sell shares to 1% of the outstanding shares of Tower stock in any three month period under Rule 144.
During the quarter ended September 30, 2006 we sold 1,698,193 Tower ordinary shares for $2.4 million, and recorded a loss of approximately $0.3 million.
As of September 30, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the Quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.

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
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended September 30, 2006 we sold 401,006 of those shares, for a gain of approximately $85,000, leaving us with debentures convertible into 488,182 shares at September 30, 2006.
As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares declined by 17%, during fiscal 2006 to $1.28, resulting in mark to market write downs of $2.9 million in 2006, but during the six months ended September 30, 2006 Tower share prices have since risen to the $1.40 range. Given this volatility, there can be no assurance that our investment in Tower shares and wafer credits will not decline further in value.
Mel Keating, our President and CEO, is a director of Tower.
Note 5. Private Equity Investments
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
Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. As a result of the replacement of Alliance Venture Management as the general partner, we no longer incur commitment fees, and none have been recognized in the second quarter of fiscal 2007. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees included compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007 thus far, fiscal 2006, fiscal 2005 or fiscal 2004.
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
After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered Semiconductor Manufacturing Pte. Ltd. (“Chartered”), and Broadcom Corporation, to Alliance Ventures I. During the six months ended September 30, 2006, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, invested $2.4 million in six companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, invested $0.2 million in one company; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, invested $2.3 million in four companies. During the quarter ended September 30, 2006 we invested approximately $2.8 million in Alliance Ventures investee companies compared to approximately $2.2 million in the second quarter of fiscal 2006. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for $3.2 million in cash and stock, which was executed and completed in April of 2006 resulting in a net gain of $1.1 million.
In the quarter ended September 30, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of zero and approximately $0.4 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $3.0 million and $3.6 million in the quarters ended September 30, 2006 and 2005, respectively.
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
N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures. Multiple Alliance Ventures funds may invest in the same investee companies. See “Note 13 to Consolidated Financial Statements.”
Investment in Solar Venture Partners, LP
Through September 30, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of September 30, 2006, we held approximately a 73.3% interest in Solar.
Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the second quarter of fiscal 2007 and 2006, we recorded net losses in the equity of investees of approximately $81,000 and $77,000, respectively. During the quarter ended September 30, 2006 we entered into a plan for disposal of the Solar funds, and accordingly the assets of Solar have been classified as assets held for sale and the results of its operations reported a loss from discontinued operations.
During the first quarter of fiscal 2007, Solar sold its interest in Vianeta Communications for $0.5 million and recorded a net gain of $0.3 million. $239,000 of the proceeds from that sale were reinvested in Cavium Networks. During the quarter ended September 30, 2005, NetScaler Inc., one of Solar’s investee companies, was sold to Citrix Systems, Inc. for cash and stock. As a result of this transaction, we received approximately 31,000 unrestricted shares of Citrix Systems, Inc. common stock and $412,000 in cash and recorded a net gain of $895,000. Another of Solar’s investee companies, JP Mobile, Inc. was also sold in the quarter ended September 30, 2005, for net proceeds of zero and a loss of $100,000.
There were no write-downs of Solar Venture Partners investments in the second quarter or first half of fiscal 2007 or 2006.
C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested. See “Note 14 to the Consolidated Financial Statements.”
Note 6. Comprehensive Income/(Loss)
The following are the components of comprehensive income/(loss) (in thousands):

	Three months ended
	September 30, 2006	September 30, 2005
Net loss	$(5,836)	$(8,112)
Unrealized gain/(loss) on marketable securities	683	(14,809)
Deferred tax	—	(687)

Comprehensive loss	$(5,153)	$(23,608)

	Six months ended
	September 30, 2006	September 30, 2005
Net loss	$(5,311)	$(18,997)
Unrealized gain on marketable securities	1,686	1,228
Deferred tax	—	(1,284)

Comprehensive loss	$(3,625)	$(19,053)

As discussed in Note 3, Balance Sheet Components, accumulated other comprehensive income consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.
Note 7. Net Income/(Loss) Per Share
Basic income/(loss) per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted income/(loss) per share gives effect to all potentially dilutive common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted income/(loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.
The computations for basic and diluted income/(loss) per share are presented below (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss	$(5,836)	$(8,112)	$(5,311)	$(18,997)

Shares used to compute basic net loss per share	35,520	35,582	35,552	35,575

Common stock equivalents	—	—	—	—

Shares used to compute diluted net loss per share	35,520	35,582	35,552	35,575

Net loss per share: Basic and diluted	$(0.16)	$(0.23)	$(0.15)	$(0.53)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted stock options outstanding	812	3,001	2,416	3,185

Note 8. Commitments and Contingencies
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

Product Warranties
Up to the sale of our operating units we estimated our warranty costs based on historical warranty claim experience and applied this estimate to the revenue stream for products under warranty. Included in our sales reserves were costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to our sales reserve. The sales reserve was reviewed quarterly to verify that it properly reflected the remaining obligations based on anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claims differs from estimates. Changes in the warranty sales reserve for the six months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended
	September 30,
	2006	2005
Beginning Balance	$738	$532
Accruals for warranties issued during the year	—	215
Settlements on warranty claims made during the year	—	(215)

Ending balance	$738	$532

	Six months ended
	September 30,
	2006	2005
Beginning Balance	$738	$948
Accruals for warranties issued during the year	—	215
Settlements on warranty claims made during the year	—	(631)

Ending balance	$738	$532

Note 9. Income Tax
In the first half of fiscal 2007 we have only provided for Income Tax on the operations of our foreign subsidiaries, which are reflected in Discontinued Operations, and have not recognized any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we are not certain that we will have income in the future to use such benefits. For the first six months of fiscal 2006, we recorded income tax expense of $1.4 million on pre-tax profits from continuing operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
Separately, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Item 2, Management’s Discussion and analysis of Financial Condition and Results of Operations —Provision (Benefit) for Income Tax.

Note 10. Recently Issued Accounting Standards
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
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.
Note 11. Legal Matters
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
On July 13, 2006, during mediation between the parties, we entered into a settlement agreement with Mr. Balla and TritTek Research Ltd. that resolved the plaintiff’s twenty-one year old lawsuit against us. Pursuant to the settlement agreement, we paid the plaintiffs $3.5 million in cash in exchange for a full release of all proceedings related to this matter.
Tower Semiconductor Ltd. Class Action
In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including us) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including us, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On June 1, 2006, the Second Circuit issued a ruling affirming the dismissal. Plaintiffs had until August 31, 2006 to petition the United States Supreme Court for a writ of certiorari, which they did not do, so the dismissal is final.
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
Note 12. Investment Company Act of 1940
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
Note 13. Related Party Transactions
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
After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom Corporation, to Alliance Ventures I. During the six months ending September 30, 2006, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, invested $2.4 million in six companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $0.2 million in one company; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $2.3 million in four companies. During the quarter ended September 30, 2006, we invested approximately $2.8 million in Alliance Ventures investee companies, compared to approximately $2.2 million in the second quarter of fiscal 2006. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.

On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for $3.2 million in cash and stock, which was executed and completed in April of 2006 resulting in a net gain of $1.1 million.
In the quarter ended September 30, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of zero and approximately $0.4 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $3.0 million and $3.6 million in the quarters ended September 30, 2006 and 2005, respectively.
N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures. Multiple Alliance Ventures funds may invest in the same investee companies.
Through September 30, 2006 we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of September 30, 2006, we held a 73.3% interest in Solar. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.
In the first quarter of fiscal 2007 Solar sold its interest in Vianeta Communications for cash and stock, resulting in gross proceeds of $0.5 million and a net gain of $0.3 million.
As of September 30, 2006 our related party receivables have all been sold with the operating business units.
Note 14. Segment Reporting
In March 2006 the Company entered into a plan to dispose of its operating business units, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. Accordingly, we show any untransferred assets of these operating units as Assets Held for Sale as of September 30, 2006, and their operating results and gain/loss on disposal are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). The sales described above have resulted in the cessation of operations during the reporting period, which makes segment reporting of their activities no longer relevant.
Note 15. Subsequent Events
Issuer Purchases of Equity Securities
On September 25, 2006 we announced the results of a modified “Dutch Auction” tender offer we initiated on August 25, 2006 which expired at 12:00 midnight, Eastern Time, on Friday, September 22, 2006. Approximately 2,978,394 shares were tendered, representing approximately 8.4% of the shares outstanding at the commencement of the Offer. We purchased all tendered shares of our common stock at a price of $3.00 per share, subject to confirmation by the depositary of the proper delivery of shares validly tendered and not withdrawn. In accordance with this, we paid the holders of the tendered shares $8,935,182 and retired those shares on September 28, 2006.
SRAM Class Actions
In October and November 2006, we and other companies in the semiconductor industry were named as defendants in a number of purported antitrust class action lawsuits filed in federal district courts in California and other states. The Company has been served in some but not all of these actions. The lawsuits purport to state claims on behalf of direct and indirect purchasers of SRAM products of a conspiracy between manufacturers of SRAM chips to fix or control the price of SRAM during the period January 1, 1998 through December 31, 2005. The Company intends to defend the actions vigorously and denies all allegations of wrongful activity.
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
The ASPs that we were able to command for our memory products were highly dependent on industry-wide production capacity and demand. In fiscal 2003 and much of fiscal 2004, we experienced rapid erosion in product pricing that was beyond our control and had a material adverse effect on our results of operations. In fiscal 2005, we continued to experience lackluster demand for our memory products, which led to additional inventory write-downs for certain memory products of approximately $9.3 million. While the Analog and Mixed Signal and System Solutions business units grew steadily, they were not able to produce results sufficient to support our business. Our net loss for the six months ended September 30, 2006 was $5.3 million, compared to $19.0 million for the six months ended September 30, 2005.
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
On June 13, 2006, the Company substantially completed the sale of the assets and certain of the liabilities owned by Alliance and its subsidiaries relating to Alliance’s Analog and Mixed Signal business unit. The sale was made pursuant to an asset purchase agreement dated May 1, 2006 with PulseCore Holdings (Cayman) Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PulseCore”) and PulseCore Semiconductor Corporation, a Delaware corporation and indirectly wholly-owned subsidiary of PulseCore. Assets sold in the transaction include intellectual property, product rights, inventory, equipment, goodwill, customer lists, certain contracts and books and records. The aggregate purchase price for the transaction was $9.25 million, including certain assets located in Bangalore, India, that were transferred separately after the clearance of such assets from customs bonding.

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
INVESTMENTS
Tower Semiconductor Ltd.
At September 30, 2006, we owned 8,331,157 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,378,744 were classified as short-term and 4,952,413, classified as long-term, and $0.7 million Tower Debentures which are convertible into 488,182 Tower ordinary shares. These shares are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Although the price of Tower shares declined by 17% during fiscal 2006 to $1.28, resulting in mark to market write downs of $2.9 million in 2006, Tower share prices have since risen to the $1.40 range. At September 30, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due trading restrictions.
Until January 20, 2006 a substantial portion of our Tower share were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 9.9% of Tower shares, which means that Rule 144 generally limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period.
During the quarter ended September 30, 2006 we sold 1,698,193 Tower ordinary shares for $2.4 million, and recorded a loss of approximately $0.3 million.
As of September 30, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the Quarter ended September 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.
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
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended September 30, 2006 we sold 401,006 of those shares, for a gain of $85,000, leaving us with debentures convertible into 488,182 shares at September 30, 2006.

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
Investment Company Act of 1940
Because of the significant investments we have made in other businesses, we could be deemed an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including all of our UMC common stock. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock. The SEC has asked us by letter dated February 22, 2006 to provide information about our efforts and plans to resolve this issue. We are working on a response to this request. If our board of directors decides to divest or close certain of our operating businesses, such a decision could require us to take additional steps to reduce our investments in securities. See Note 12 to the financial statements.
Gain on Investments
During the first six months of fiscal year 2007, we recorded a loss of $0.3 million due to the sale of 1,698,193 Tower ordinary shares, and a gain of $85,000 on the sale of 0.4 million Tower Debentures.
RESULTS OF (DISCONTINUED OPERATIONS)
Equity in Loss of Investees
As a result of our entry into a plan to dispose of Alliance Ventures, its results are reported under discontinued operations. Results for Solar Ventures are reported in continuing operations. Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to their ability to exercise their influence on the operations of investees resulting primarily from ownership interest and/or board representation. Our proportionate share in the net losses of the equity investees of Alliance Ventures and Solar Ventures was approximately $5.6 million and $132,000, respectively for the six months ended September 30, 2006 and $7.9 million and $208,000, respectively for the comparable period in 2005. We took impairment writedowns on Alliance Ventures Investments of zero and approximately $0.4 million during the second quarter of fiscal 2007 and 2006, respectively. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that we will incur additional losses in future periods.
Other Expense, Net
Other expense, net represents interest income from short-term investments, foreign withholding tax, interest expense on short and long-term obligations, disposal of fixed assets and bank fees. In the first six months of fiscal 2007, other income, net prior to reclassification into discontinued operations was approximately $1.5 million compared to other expense, net of $345,000 in the first six months of fiscal 2006.
Provision (Benefit) for Income Tax
In the second quarter of fiscal 2007 we have only provided for Income Tax on the operations of our foreign subsidiaries, which are reflected in Discontinued Operations, and have not recognized any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we are not certain that we will have income in the future to use such benefits. For the first six months of fiscal 2007 and 2006, we recorded income tax expense of zero and $1.4 million, respectively, on pre-tax profits from continuing operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.

On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company plans to vigorously contest the asserted liability. The Company previously conservatively estimated and reserved $35 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, we had approximately $45.2 million in cash and cash equivalents, an increase of approximately $40.0 million from September 30, 2005 and approximately $43.0 million in working capital, an increase of approximately $9.2 million from $33.8 million at September 30, 2005. We had short-term investments in marketable securities whose fair value at September 30, 2006 was $5.6 million, a decrease of $63.6 million from $69.2 million at September 30, 2005.
During the first six months of fiscal 2007, cash used from operations was $12.7 million. This was primarily the result of a net loss of $5.3 million less non-cash items of $0.1 million, and changes in assets and liabilities of $7.5 million. During the first six months of fiscal 2006, cash used from operations was $13.2 million. This was primarily the result of a net loss of $19.0 million less non-cash items of $5.0 million and changes in assets and liabilities of $0.8 million.
During the first six months of fiscal 2007, investing activities provided cash of $17.2 million. This was primarily the result of proceeds from the sale of our business units of $14.2 million combined with sales of Tower ordinary shares and Tower Debentures for $6.7 million, sale of an Alliance Ventures investee company for $3.7 million and sale of fixed assets for $0.2 million, offset by additional investments in Alliance Ventures companies of $4.0 million and holding of undistributed cash in AVM and Solar of $3.6 million. During the first six months of fiscal 2006, investing activities provided cash of $16.5 million. This was primarily the result of sales of UMC Common Stock of $21.9 million and disposition of investments of $0.2 million offset by additional investments in Alliance Ventures companies of $5.3 million and capital purchases of $0.3 million.
During the first six months of fiscal 2007, cash used from financing activities was $9.0 million for the repurchase of common stock. In the first six months of fiscal 2006, financing activities provided $0.1 million from the exercise of stock options.
Management believes these sources of liquidity and financing will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:
Off-Balance Sheet Contractual Obligations
(in thousands)

	Less than 1
	Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Operating leases (1)	$15	$—	$—	$—	$—
Commitment to invest in CAD tools (2)	$256	$—	$—	$—	$—

TOTAL	$271	$—	$—	$—	$—

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under non-cancelable leases.
Operating leases have decreased substantially from the $779,000 and $134,000 reflected in our Form 10-K as of March 31, 2006 due to 1) rent for our former headquarters facility for the six months ended September 30, 2006, and 2) reflecting the cost of lease terminations at our overseas facilities in Loss from Discontinued Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the six months ended September 30, 2006. These entities, in which we hold varying percentage interests, are in the development stage or operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, thus mitigating some of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at September 30, 2006.
INVESTMENT RISK
At September 30, 2006, we owned 8,331,157 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 3,378,744 were classified as short-term and 4,952,513 classified as long-term, and $0.7 million Tower Debentures which are convertible into 488,182 Tower ordinary shares. These shares are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Tower shares have been very volatile in the past: The price of Tower shares declined by 17% during fiscal 2006 to $1.28, resulting in mark to market write downs of $2.9 million in 2006, but Tower share prices have since risen to the $1.40 range. At September 30, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due trading and other restrictions.
Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 9.9% of Tower shares, which generally limits our ability to sell no more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
As of September 30, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the Quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended September 30, 2006 we sold 401,006 of those shares, for a gain of approximately $85,000, leaving us with debentures convertible into 488,182 shares at September 30, 2006.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were still not effective because of the material weaknesses discussed below.
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
Tower Semiconductor Ltd. Class Action
In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including us) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including us, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On June 1, 2006, the Second Circuit issued a ruling affirming the dismissal. Plaintiffs had until August 31, 2006 to petition the United States Supreme Court for a writ of certiorari, which they did not do, so the dismissal is final.

IRS Petition
On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company plans to vigorously contest the asserted liability. The Company previously conservatively estimated and reserved $35 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination.
SRAM Class Actions
In October and November 2006, we and other companies in the semiconductor industry were named as defendants in a number of purported antitrust class action lawsuits filed in federal district courts in California and other states. The Company has been served in some but not all of these actions. The lawsuits purport to state claims on behalf of direct and indirect purchasers of SRAM products of a conspiracy between manufacturers of SRAM chips to fix or control the price of SRAM during the period January 1, 1998 through December 31, 2005. The Company intends to defend the actions vigorously and denies all allegations of wrongful activity. At this time, we do not believe these lawsuits will have a material adverse effect on the company.
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
We have held, and continue to hold, significant investments in securities which we have limited ability to sell. These assets may decline in value as a result of factors beyond our control, which may adversely affect our financial condition. The shares we hold in Tower are unregistered, and our ability to transfer them was restricted until January 2006. Since then, we have been able to sell Tower stock, but only in limited amounts under Rule 144. Tower stock has been subject to significant fluctuations in value. For example, the price of Tower’s ordinary shares decreased by approximately 17% and 78% in fiscal 2006 and 2005, respectively, and the price of Tower’s ordinary shares may continue to decline in value in the future. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. Further, through the Alliance Ventures funds and Solar Venture Partners, we invest in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments that decrease in value or fail. During the past several years, many of our venture investments experienced significant declines in market value. For example, in fiscal 2006 we wrote down one of our Alliance Ventures investments and recognized a pretax, non-operating loss of $1.1 million. We cannot be certain that our investment in these securities will not decline further in value. Further declines in our investments can have a material adverse effect on our financial condition.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. Management has determined that our internal control over reporting was not effective as of March 31, 2006. In light of that fact, in fiscal 2006, our independent registered public accounting firm issued an adverse opinion on our internal control over financial reporting. We have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. With the sale of our operating business units, a significant number of current controls no longer will be applicable, eliminating the risk from any inability to remediate weaknesses with respect to such controls. Nonetheless, there is no assurance that we will be able to remediate weaknesses with respect to controls that continue to be applicable. Even after we have remediated these weaknesses, in the course of future testing and documentation, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our financial condition. Separately, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis, or we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. Moreover, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our management may continue to conclude that we do not have effective internal controls over financial reporting in accordance with Section 404. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, any material weakness in internal control could result in a material misstatement in future financial statements.
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
The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are:
•	NASDAQ’s decision to delist our stock from the NASDAQ National Market on September 13, 2006;

•	variations between our results and the published expectations of securities analysts;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	announcements by us of significant transactions;

•	the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•	changes in economic and capital market conditions;

•	changes in business regulatory conditions; and

•	the trading volume of our common stock.
Delisting from NASDAQ may adversely affect the trading price and limit the liquidity of our common stock and cause the value of an investment in our company to substantially decrease.
We are exposed to the risks associated with slowdowns in the U.S. and worldwide economy.
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
We have been named as one of many defendants in a class action suit alleging that we, in concert with the other defendants, conspired to fix prices for the sale of SRAM products. Although we have subsequently sold this business and feel we were a very small player in the worldwide market for SRAM products, we may incur significant legal costs and may not be able to be excused from this proceeding, which could result in additional significant expense.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management time and attention to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, we may be subject to fines and penalties, and our reputation may be harmed.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
On September 25, 2006 we announced the results of a modified “Dutch Auction” tender offer we initiated on August 25, 2006 which expired at 12:00 midnight, Eastern Time, on Friday, September 22, 2006. Approximately 2,978,394 shares were tendered, representing approximately 8.4% of the shares outstanding at the commencement of the Offer. We purchased all tendered shares of our common stock at a price of $3.00 per share, subject to confirmation by the depositary of the proper delivery of shares validly tendered and not withdrawn. In accordance with this, we paid the holders of the tendered shares $8,935,182 and retired those shares on September 28, 2006.
Common stock repurchases in the fiscal quarter ended September 30, 2006 were as follows:

				Maximum number of
			Total number of	shares that may yet
			shares purchased as	be purchased under
			part of publicly	the plans or
	Total number of	Average price paid	announced plans or	programs (in
Period	shares repurchased	per share	programs	millions)
July 1, 2006 - July 31, 2006	0	N/A	0	0
August 1, 2006 - August 31, 2006	0	N/A	0	0
September 1, 2006 - September 30, 2006	2,978,394	$3.00	0	0

ITEM 6.
EXHIBITS

Exhibit No.	Description

10.1	Settlement Agreement by and among Alliance Semiconductor Corporation, Prabhakara Balla and Trit Tek Research Ltd. dated July 7, 2006.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 9, 2006.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 9, 2006.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 9, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
November 9, 2006	By:	/s/ Melvin L. Keating
Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	By:	/s/ Karl H Moeller, Jr
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Settlement Agreement by and among Alliance Semiconductor Corporation, Prabhakara Balla and Trit Tek Research Ltd. dated July 7, 2006.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 9, 2006.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 9, 2006.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 9, 2006.