Form 10-Q
period 2006-12-31
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2007-02-09
CIK 913293

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006,
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
Large accelerated ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2006, there were 32,607,190 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended December 31, 2006

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$50,843	$49,718
Short-term investments	6,924	7,792
Accounts receivable, (net Allowance of $553 at December 31, 2006 and $1,115 at March 31, 2006)	269	2,653
Receivable from sale of securities	1,787	759
Other current assets	2,189	1,138
Deferred tax assets	4,875	2,121
Assets held for sale	19,930	12,286

Total current assets	86,817	76,467

Property and equipment, net	13	33
Investment in Tower Semiconductor (excluding short-term portion)	6,046	9,228
Alliance and Solar Ventures and other investments	—	23,147
Other assets	443	786

Total assets	$93,319	$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319	$3,525
Accrued liabilities	361	4,546
Income tax payable	34,551	34,528
Deferred income tax liabilities	—	2,717
Liabilities related to assets held for sale	5,011	—

Total current liabilities	40,242	45,316

Deferred Tax Liabilities	4,875	2,121
Other liabilities	—	45

Total liabilities	$45,117	$47,482

Commitments and contingencies (Notes 8 and 12)
Minority interest in subsidiary companies	—	295
Stockholders’ equity:
Common stock (40,778 shares issued and 32,607 shares outstanding December 31, 2006 and 43,755 shares issued and 35,584 shares outstanding March 31, 2006)	408	438
Additional paid-in capital	192,552	201,622
Treasury stock (8,171 shares at cost December 31, 2006 and March 31, 2006)	(68,576)	(68,576)
Accumulated deficit	(78,490)	(70,286)
Accumulated other comprehensive income/(loss)	2,308	(1,314)

Total stockholders’ equity	48,202	61,884

Total liabilities and stockholders’ equity	$93,319	$109,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Gain on sale of marketable securities	$231	$16,442	$1,275	$23,128
Interest income	664	7	2,137	21
General and administrative expense	(891)	(1,989)	(4,528)	(6,590)

Income/(Loss) from continuing operations	4	14,460	(1,116)	16,559
Discontinued operations:
Memory products:
Gain/(Loss) on Sale	27	—	(2,172)	—
Operations, net of zero and $243 income tax for 2006 and 2005, respectively	(138)	(965)	(1,606)	(5,056)

Net loss on Memory products	(111)	(965)	(3,778)	(5,056)
Non-memory products:
Gain on Sale	780	—	6,702	—
Operations, net of zero and $899 income tax for 2006 and 2005, respectively	(522)	(3,575)	(1,711)	(12,204)

Net gain/(loss) on Non-memory products	258	(3,575)	4,991	(12,204)
Venture investments, net of zero and $1,544 income tax for 2006 and 2005, respectively	(3,043)	(6,139)	(8,300)	(16,908)

Loss from discontinued operations	(2,896)	(10,679)	(7,087)	(34,168)

Income/(Loss) before income tax	(2,892)	3,781	(8,203)	(17,609)
Provision (benefit) for income tax	—	654	—	(1,739)

Net income/(loss)	$(2,892)	$3,127	$(8,203)	$(15,870)

Net income (loss) per share — Basic and Diluted:
Continuing operations	$0.00	$0.39	$(0.03)	$0.51
Discontinued operations	$(0.09)	$(0.30)	$(0.21)	$(0.96)
Net income (loss)	$(0.09)	$0.09	$(0.24)	$(0.45)

Weighted average number of common shares:
Basic and Diluted	32,607	35,594	34,566	35,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	($8,203)	($15,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137	2,300
Minority interest in subsidiary companies, net of tax	(35)	155
Equity in loss of investees	6,748	11,983
Gain on investments	(2,536)	(23,137)
Proceeds of short term securities in conjunction with sale of an investee of Solar Venture Partners	—	(841)
Gain on sale of business units	(4,327)	—
Other	(82)	326
Write-down of marketable securities and venture investments	1,852	1,054
Provision for income tax	—	4,768
Changes in assets and liabilities:
Accounts receivable	2,075	(829)
Inventory	(249)	(641)
Receivable from sale of securities	(1,028)	—
Receivable from sale of business units	(524)	—
Assets held for sale	271	—
Other assets	(1,657)	307
Related party receivables	(14)	95
Deposits	215	—
Accounts payable	(1,915)	471
Accrued liabilities and other long-term obligations	(4,594)	(33)
Liabilities related to assets held for sale	1,145	—
Income tax payable	23	(408)

Net cash used in operating activities	(12,698)	(20,300)

Cash flows from investing activities:
Purchase of property and equipment	—	(351)
Proceeds from sale of business units	15,231	—
Proceeds from sale of available-for-sale securities	8,799	81,384
Sale of fixed assets	186	—
Purchase of Alliance Ventures and other investments	(4,552)	(9,504)
Proceeds from sale of Alliance Ventures and other investments	3,259	—

Net cash provided by investing activities	22,923	71,529

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	71
Principal payments on lease obligations	—	(23)
Repurchase of common stock	(9,100)	—

Net cash provided by (used in) financing activities	(9,100)	48

Net increase in cash and cash equivalents	1,125	51,277
Cash and cash equivalents at beginning of the period	49,718	2,397

Cash and cash equivalents at end of the period	$50,843	$53,674

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$115	$—

Cash paid for interest	$—	$—

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
For purposes of presentation, we have indicated the first nine months of the fiscal years 2007 and 2006 as ending on December 31; whereas, in fact, we accounted for our fiscal quarter during fiscal 2006 on the Saturday nearest the end of December, or December 24, 2005. The financial results for the third quarter of fiscal 2007 and 2006 were reported on a 13-week quarter. Certain prior year amounts have been reclassified to conform to current presentations.
The results of operations for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007, or any future period and we make no representations related thereto.
Note 2. Stock-Based Compensation
At December 31, 2006, we had options outstanding under three stock-based compensation plans: The 2002 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1993 Director’s Stock Option Plan. Commencing in 2003, no further shares were issuable pursuant to the 1993 Director’s Stock Option Plan. Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) uses the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans. Pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans. Under the 2002 Stock Option Plan, 1993 Director’s Stock Option Plan and 1996 Employee Stock Purchase Plan, our pro forma net income/(loss) and pro forma net income/(loss) per share for the nine months ended December 31, 2006 and 2005 would have been as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss), as reported	$(2,892)	$3,127	$(8,203)	$(15,870)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(318)	(157)	(1,491)

Pro forma Net income (loss):	$(2,920)	$2,809	$(8,360)	$(17,361)

Income/(Loss) per share:
Basic and diluted — as reported	(0.09)	0.09	(0.24)	(0.45)
Basic and diluted — pro forma	(0.09)	0.08	(0.24)	(0.49)
Number of shares — as reported	32,607	35,594	34,566	35,575
Number of shares — pro forma	32,607	35,594	34,566	35,582

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in the nine months ended December 31, 2006 and 2005 was zero and $1.89, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
The following assumptions were used to estimate the fair value for stock options on the grant date:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Expected life	5.2 years	5 years	5.2 years	5 years
Risk-free interest rate	4.4%-4.7%	4.4%	4.4%-4.7%	4.0%
Volatility	57.92%	60.0%	57.92%	70.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Note 3. Balance Sheet Components
Short-term Investments
Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At December 31, 2006 and March 31, 2006, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.
Short-term investments include the following at December 31, 2006 and March 31, 2006 (in thousands):

	December 31, 2006			March 31, 2006
Company	Shares	Adj Cost Basis	Market Value	Shares	Adj Cost Basis	Market Value

Tower Semiconductor Debentures (1)		$62	$62		$3,852	$3,852
Tower Semiconductor	4,013	6,862	6,862	3,078	3,940	3,940

Total		$6,924	$6,924		$7,792	$7,792

(1)	Convertible to Tower ordinary shares at $1.10 per share, 36,385 share equivalents at December 31, 2006, 3,009,818 share equivalents at March 31, 2006
Long-term Investments
Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet. If the investment is salable under market rules and can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115. Currently, the Company owns approximately 3.5 million shares of Tower common stock that are carried as long-term investments because they are available for sale but subject to Rule 144 limitations on sale within the next twelve months. As a result, these shares are carried at market.

At December 31, 2006 and March 31, 2006, long-term investments were as follows (in thousands):

	December 31, 2006		March 31, 2006
	Number of	Adjusted	Number of	Adjusted
	Shares	Cost Basis	Shares	Cost Basis
Tower Semiconductor Ltd. Shares	3,536	6,046	7,209	9,228
Alliance Ventures’ investments (1)	—	15,897	—	22,079
Solar Venture Partners, LP’s investments (1)	—	1,042	—	1,068

Total		$22,985		$32,375

(1)	Alliance Venture’s and Solar Venture Partner’s investments are classified in Assets Held for Sale [see Item 2. “Disposition of Alliance (and Solar) Venture Investments”].
Assets Held for Sale
     At December 31, 2006 and March 31, 2006, assets held for sale included the following:

Assets held for sale:	December 31, 2006	March 31, 2006
Alliance Ventures’ investments	$15,897	$—
Deferred tax assets	2,717	2,717
Solar Venture Partners	1,042	—
Property and equipment, net	274	2,709
Related party receivables	—	71
Inventory	—	6,410
Intangible assets	—	379

Total current assets held for sale	$19,930	$12,286

During the nine months ended December 31, 2006, all assets held for sale other than Alliance and Solar Ventures’ investments, Property and equipment, net and related Deferred tax assets were sold (see Item 2. “Disposition of Operating Business Units”).
Inventory
At December 31, 2006 and March 31, 2006, inventory was as follows (in thousands):

	December 31, 2006	March 31, 2006
Work in process	$—	$3,974
Finished goods	—	2,436

Total	$—	$6,410

All inventories had been sold during the nine months ended December 31, 2006 (see Item 2. “Disposition of Operating Business Units”).
Intangible Assets
The amortization of intangible assets was $792,000 for the nine months ended December 31, 2005. All intangible assets were sold pursuant to the sale of our operating business units during the nine months ended December 31, 2006 (see Item 2. “Disposition of Operating Business Units”).

Liabilities Related to Assets Held for Sale and Discontinued Operations
At December 31, 2006 and March 31, 2006, liabilities related to assets held for sale and discontinued operations were as follows:

Liabilities related to assets held for sale:	December 31, 2006	March 31, 2006
Deferred tax liabilities on assets held for sale	$2,717	—
CAD tools purchase commitments	192	—
AP accrual for Wafer/OSP inventory	514	—
Accrued OEM/POS Commissions	126
Allowance for product returns	497	—
Minority interest in subsidiary	330	—
Shared backlog from business unit sale	222	—
Reserves related to discontinued operations	413	—

Total Liabilities related to assets held for sale	$5,011	$—

Accumulated Other Comprehensive Income
At December 31, 2006 and March 31, 2006, the accumulated other comprehensive income was as follows (in thousands):

			Net
	Unrealized		Unrealized
December 31, 2006	Gain/(Loss)	Tax Effect	Gain/(Loss)
Tower Semiconductor Ltd. Ordinary Shares	1,263	1,105	2,368
Tower Semiconductor Ltd. Debentures	158	(218)	(60)

	$1,421	$887	$2,308

	Unrealized		Net Unrealized
March 31, 2006	Gain/(Loss)	Tax Effect	Gain/(Loss)
Tower Semiconductor Ltd. Ordinary Shares	(2,742)	1,105	(1,637)
Tower Semiconductor Ltd. Debentures	541	(218)	323

	$(2,201)	$887	$(1,314)

Note 4. Investment in Tower Semiconductor, Ltd.
At December 31, 2006, we owned 7,548,448 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 4,012,860 were classified as short-term and 3,535,588 classified as long-term, and $62,219 Tower Debentures which are convertible into 36,385 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115. At December 31, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due to trading and other restrictions.
Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 7.2% of the outstanding Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
During the quarter ended December 31, 2006 we sold 782,709 Tower ordinary shares for $1.4 million, and recorded a gain of approximately $0.2 million. During that same period we also sold 451,797 Tower ordinary shares through conversion of debentures for $0.7 million for a gain of approximately $72,000.

As of December 31, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.
Irrespective of our carrying value of Tower wafer credits, through December 2006 we still had the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 could alternatively have been converted into Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. If those wafer credits are not converted to shares or applied against purchases, they will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of these unutilized wafer credits will not occur until December 2007.
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase a total of $3.3 million principal amount of registered Tower convertible debentures, which could be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended December 31, 2006 we sold 451,797 of those shares, for a gain of approximately $72,000, leaving us with debentures convertible into 36,385 shares at December 31, 2006.
As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitled the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006. The price of Tower ordinary shares during the period up to October 31, 2006 was not high enough to justify exercise of the warrants, so they have expired unused.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares declined by 17% during fiscal 2006 to $1.28, resulting in mark to market write-downs of $2.9 million in 2006, but during the nine months ended December 31, 2006 Tower share prices have since risen to as high as $1.86. Given this volatility, there can be no assurance that our investment in Tower shares and wafer credits will not decline in value.
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
Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. As a result of the replacement of Alliance Venture Management as the general partner, we no longer incur commitment fees, and none have been recognized in the third quarter of fiscal 2007. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees included compensation to N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy, Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007 thus far, fiscal 2006, fiscal 2005 or fiscal 2004.
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
After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered Semiconductor Manufacturing Pte. Ltd. (“Chartered”), and Broadcom Corporation, to Alliance Ventures I. During the nine months ended December 31, 2006, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, invested $2.9 million in six companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, invested $0.2 million in one company; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, invested $2.3 million in four companies. During the quarter ended December 31, 2006 we invested approximately $0.5 million in Alliance Ventures investee companies compared to approximately $3.2 million in the third quarter of fiscal 2006. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past made follow-on investments in existing investee companies.
On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for $3.2 million in cash and stock, which was executed and completed in April of 2006 resulting in a net gain of $1.1 million
In the quarters ended December 31, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of $1.4 million and approximately $0.7 million respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $1.8 million and $3.7 million in the quarters ended December 31, 2006 and 2005, respectively.

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
During the quarter ended June 30, 2006 we entered into a plan for disposal of the Alliance Ventures funds, and accordingly the assets of Alliance Ventures have been classified as assets held for sale and the results of its operations reported a loss from discontinued operations. The Company previously had retained Needham and Company to advise it regarding the Alliance Ventures funds, and asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures exists at a price attractive to the Company. The Company anticipated that any offers it received for Alliance Ventures would be at values that differ from the values at which the investments are carried on the books of the Company.
On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by five Alliance investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively hold a number of private company investments. Our stockholders approved the transaction at a Special Meeting of Stockholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We expect no material tax liability associated with this transaction, and anticipate that we will record a book gain of approximately $100 million after deducting the $15.9 million of Alliance Ventures’ Investments carried in Assets Held For Sale (see Note 3, Assets Held For Sale) and other costs of this transaction from the $123.6 million paid at closing. (see Note 15, Subsequent Events).
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
Investment in Solar Venture Partners, LP
Through December 31, 2006, we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Web and e-commerce, semiconductors for emerging markets, and design automation. As of December 31, 2006, we held approximately 73.3% interest in Solar.
Due to our majority interest in Solar, we account for Solar under the consolidation method. Some of the investments Solar has made are accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In the third quarter of fiscal 2007 and 2006, we recorded net losses in the equity of investees of approximately $25,000 and $153,000, respectively. During the quarter ended June 30, 2006 we entered into a plan for disposal of the Solar funds, and accordingly the assets of Solar have been classified as assets held for sale and the results of its operations reported a loss from discontinued operations.
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
There were no write-downs of Solar Venture Partners investments in the third quarter of fiscal 2007.
C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested. See “Note 13 to the Consolidated Financial Statements.”

Note 6. Comprehensive Income/(Loss)
The following are the components of comprehensive income/(loss) (in thousands):

	Three months ended
	December 31, 2006	December 31, 2005
Net income/(loss)	$(2,892)	$3,127
Unrealized gain/(loss) on marketable securities	1,936	(13,640)
Deferred tax	—	3,718

Comprehensive loss	$(956)	$(6,795)

	Nine months ended
	December 31, 2006	December 31, 2005
Net loss	$(8,203)	$(15,870)
Unrealized gain/(loss) on marketable securities	3,622	(11,918)
Deferred tax	—	4,508

Comprehensive loss	$(4,581)	$(23,280)

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
The computations for basic and diluted income/(loss) per share are presented below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net income/(loss)	$(2,892)	$3,127	$(8,203)	$(15,870)

Shares used to compute basic net income/(loss) per share	32,607	35,594	34,566	35,575

Common stock equivalents	—	—	—	—

Shares used to compute diluted net income/(loss) per share	32,607	35,594	34,566	35,575

Net income/(loss) per share: Basic and diluted	$(0.09)	$0.09	$(0.24)	$(0.45)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Weighted stock options outstanding	611	2,251	3,027	2,909

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
Product Warranties
Up to the sale of our operating units we estimated our warranty costs based on historical warranty claim experience and applied this estimate to the revenue stream for products under warranty. Included in our sales reserves were costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to our sales reserve. The sales reserve was reviewed quarterly to verify that it properly reflected the remaining obligations based on anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claims differs from estimates. Changes in the warranty sales reserve for the nine months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Beginning Balance	$738	$532
Accruals for warranties issued during the year	—	257
Settlements on warranty claims made during the year	(588)	(224)

Ending balance	$150	$565

	Nine months ended
	December 31,
	2006	2005
Beginning Balance	$738	$948
Accruals for warranties issued during the year	—	472
Settlements on warranty claims made during the year	(588)	(855)

Ending balance	$150	$565

Note 9. Income Tax
In the first nine months of fiscal 2007 we have not recognized any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we are not certain that we will have income in the future to use such benefits. For the first nine months of fiscal 2006, we recorded income tax expense of $4.8 million on pre-tax profits from continuing operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
Separately, we are currently subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Item 2, Management’s Discussion and analysis of Financial Condition and Results of Operations —Provision (Benefit) for Income Tax.
Note 10. Recently Issued Accounting Standards
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning April 1, 2007. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning April 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.
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
Accrual for Potential Losses
From time to time, we may be subject to various claims and legal proceedings. If management believes that a loss arising from such matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to such matters would be assessed and the estimates revised, if necessary.

Note 12. Investment Company Act of 1940
Because of the significant investments we have made in other businesses, we could be deemed an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including all of our UMC common stock and our continuing sale of our holdings in Tower Semiconductor. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock.
Consistent with the new Board of Directors’ decision to evaluate whether to retain or dispose of the Company’s operating units, in March 2006 the Company entered into a plan to dispose of them, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. These sales were consummated during the quarter ended June 30, 2006, leaving us at that time primarily with our investments in Alliance Ventures, Solar, and Tower Semiconductor, further complicating our status as a non-investment company.
On January 25, 2007 we completed the sale of our interests in the Alliance Ventures partnerships, including the portfolio of venture securities held by these partnerships, to an affiliate of QTV Capital Limited for $123.6 million paid in cash at closing. As a result of the sale of the Alliance Ventures partnerships, we believe that the likelihood of an unfavorable finding by the SEC regarding our status under the Act has been significantly reduced.
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
After Alliance Ventures I was formed, we contributed all of our then current investments, except UMC, Chartered, and Broadcom Corporation, to Alliance Ventures I. During the nine months ending December 31, 2006, Alliance Ventures III, the focus of which is investing in emerging companies in the networking and communications market areas, invested $2.9 million in six companies; Alliance Ventures IV, the focus of which is investing in emerging companies in the semiconductor market, has invested $0.2 million in one company; and Alliance Ventures V, the focus of which is investing in emerging companies in the networking and communications markets, has invested $2.3 million in four companies. During the quarter ended December 31, 2006, we invested approximately $0.5 million in Alliance Ventures investee companies, compared to approximately $3.2 million in the third quarter of fiscal 2006. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past and likely will in the future make follow-on investments in existing investee companies.
On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for $3.2 million in cash and stock, which was executed and completed in April of 2006 resulting in a net gain of $1.1 million.
In the quarter ended December 31, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of $1.4 million and approximately $0.7 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $1.8 million and $3.7 million in the quarters ended December 31, 2006 and 2005, respectively.

During the quarter ended June 30, 2006 we entered into a plan for disposal of the Alliance Ventures funds, and accordingly the assets of Alliance Ventures have been classified as assets held for sale and the results of its operations reported a loss from discontinued operations. The Company previously had retained Needham and Company to advise it regarding the Alliance Ventures funds, and asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures exists at a price attractive to the Company. The Company anticipated that any offers it received for Alliance Ventures would be at values that differ from the values at which the investments are carried on the books of the Company.
On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by five Alliance investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively hold a number of private company investments. The transaction was subject to various standard closing conditions, including approval by our stockholders, which was received at a Special Meeting of Shareholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We expect no material tax liability associated with this transaction, and anticipate that we will record a book gain of approximately $100 million after deducting the $15.9 million of Alliance Ventures’ Investments carried in Assets Held For Sale (see Note 3, Assets Held For Sale) and other costs of this transaction from the $123.6 million paid at closing. (see Note 15, Subsequent Events).
N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures. Multiple Alliance Ventures funds may invest in the same investee companies.
Through December 31, 2006 we have invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. As of December 31, 2006, we held a 73.3% interest in Solar. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V.R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.
In the first quarter of fiscal 2007 Solar sold its interest in Vianeta Communications for cash and stock, resulting in gross proceeds of $0.5 million and a net gain of $0.3 million.
As of December 31, 2006 our related party receivables have all been sold with the operating business units.
Note 14. Segment Reporting
In March 2006 the Company entered into a plan to dispose of its operating business units, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. Accordingly, we show any untransferred assets of these operating units as Assets Held for Sale as of December 31, 2006, and their operating results and gain/loss on disposal are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). The sales described above have resulted in the cessation of operations during the reporting period, which makes segment reporting of their activities no longer relevant.
Note 15. Subsequent Events
On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by five Alliance investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively hold a number of private company investments. The transaction was subject to standard closing conditions, including approval by our stockholders. The transaction does not include the sale of Alliance’s interests held by Solar Venture Partners, LP. In addition, certain other minor investments held by the five partnerships are not being sold in the transaction.

On January 9, 2007 we announced that our Board of Directors approved spending of up to $10 million to repurchase shares in open-market or privately negotiated transactions. The program contemplates purchases over the next year, and purchases will be made when market conditions allow and in compliance with applicable securities laws. The application of $10 million to share purchases will not impair our ability to meet our obligations to creditors, and the program will be supervised by a committee of directors. The program has no set time-table other than its planned expiration date, and can be suspended by the committee from time to time, especially if necessary to assure compliance with securities laws. To date, we have repurchased an aggregate of $81,000 worth of our common stock under this repurchase plan.
On January 17, 2007, at a special meeting of stockholders held in Santa Clara, California, our stockholders voted to approve the sale of a portfolio of venture securities held by five investment partnerships controlled by Alliance to QTV Capital Limited.
On January 25, 2007 we completed the previously announced sale of our limited partnership and general partnership interests in the five wholly owned Alliance Ventures investment partnerships to AVM Capital L.P., an affiliate of QTV Capital Limited, for $123.6 million paid in cash at closing. We expect no material tax liability associated with the transaction. We anticipate that we will record a book gain of approximately $100 million after deducting the $15.9 million value of Alliance Ventures’ Investments carried in Assets Held For Sale and other costs of this transaction from the $123.6 million paid at closing.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. These statements relate to products, trends, liquidity and markets. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value of securities we own, and those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission on August 9, 2006.
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

The ASPs that we were able to command for our memory products were highly dependent on industry-wide production capacity and demand. In fiscal 2003 and much of fiscal 2004, we experienced rapid erosion in product pricing that was beyond our control and had a material adverse effect on our results of operations. In fiscal 2005, we continued to experience lackluster demand for our memory products, which led to additional inventory write-downs for certain memory products of approximately $9.3 million. While the Analog and Mixed Signal and System Solutions business units grew steadily, they were not able to produce results sufficient to support our business. As a result, our net loss for the nine months ended December 31, 2005 was $15.9 million, compared to $8.2 million for the most recent nine months ended December 31, 2006 which reflected the disposition of those operating business units.
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
Disposition of Alliance (and Solar) Venture Investments
During the quarter ended June 30, 2006 we entered into a plan for disposal of the Alliance Ventures and Solar funds, and accordingly the assets of Alliance Ventures and Solar have been classified as assets held for sale and the results of its operations reported as a loss from discontinued operations. The Company previously had retained Needham and Company to advise it regarding the Alliance Ventures funds, and asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures exists at a price attractive to the Company. The Company anticipated that any offers it received for Alliance Ventures would be at values that differ from the values at which the investments are carried on the books of the Company.
On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by five Alliance investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively hold a number of private company investments. Our stockholders approved the transaction at a Special Meeting of Stockholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We expect no material tax liability associated with this transaction, and anticipate that we will record a book gain of approximately $100 million after deducting the $15.9 million of Alliance Ventures’ Investments carried in Assets Held For Sale (see Note 3, Assets Held For Sale) and other costs of this transaction from the $123.6 million paid at closing. (see Note 15, Subsequent Events).

INVESTMENTS
Tower Semiconductor Ltd.
At December 31, 2006, we owned 7,548,448 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 4,012,860 were classified as short-term and 3,535,588 classified as long-term, and $62,219 Tower Debentures which are convertible into 36,385 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Although the price of Tower shares declined by 17% during fiscal 2006 to $1.28, resulting in mark to market write-downs of $2.9 million in 2006, Tower share prices have since risen to the $1.70 range during the nine months ended December 31, 2006, and remain subject to fluctuation. At December 31, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due to trading restrictions.
Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 7.2% of the outstanding Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
During the quarter ended December 31, 2006 we sold 782,709 Tower ordinary shares for $1.4 million, and recorded a gain of approximately $0.2 million.
As of December 31, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.
Irrespective of our carrying value of Tower wafer credits, through December 2006 we still had the option to convert a portion of our prepaid wafer credits to Tower ordinary shares as opposed to using the credits to offset the cost of actual wafer purchases. The credits that would have been used against quarterly wafer purchases from Tower’s Fab 2 could alternatively be converted into Tower ordinary shares based on the average price per Tower share during the last 15 trading days of each quarter. If those wafer credits are not converted to shares or applied against purchases, they will accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest will be paid the following quarter and reimbursement of these unutilized wafer credits will not occur until December 2007.
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which could be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended December 31, 2006 we sold 451,797 of those shares, for a gain of $72,000, leaving us with debentures convertible into 36,385 shares at December 31, 2006.
As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitled the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006. The price of Tower ordinary shares during the period up to October 31, 2006 was not high enough to justify exercise of the warrants, so they have expired unused.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.

Investment Company Act of 1940
Because of the significant investments we have made in other businesses, we could be deemed an unregistered investment company in violation of the Investment Company Act of 1940. In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act, principally through divestment of certain strategic investments, including all of our UMC common stock and our continuing sale of our holdings in Tower Semiconductor. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock.
Consistent with the new Board of Directors’ decision to evaluate whether to retain or dispose of the Company’s operating units, in March 2006 the Company entered into a plan to dispose of them, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. These sales were consummated during the quarter ended June 30, 2006, leaving us at that time primarily with our investments in Alliance Ventures, Solar, and Tower Semiconductor, further complicating our status as a non-investment company.
On January 25, 2007 we completed the sale of our interests in the Alliance Ventures partnerships, including the portfolio of venture securities held by these partnerships, to an affiliate of QTV Capital Limited for $123.6 million paid in cash at closing. As a result of the sale of the Alliance Ventures partnerships, we believe that the likelihood of an unfavorable finding by the SEC regarding our status under the Act has been significantly reduced.
Gain on Investments
During the first nine months of fiscal year 2007, we recorded a loss of $0.2 million due to the sale of 2,738,642 Tower ordinary shares, and a gain of $1.3 million on the sale of 2,973,433 Tower Debentures.
RESULTS OF DISCONTINUED OPERATIONS
Equity in Loss of Investees
As a result of our entry into a plan to dispose of Alliance Ventures prior to the reported period, its results are reported under discontinued operations. Results for Solar Ventures are also reported under discontinued operations. Several investments made by Alliance Ventures and Solar are accounted for under the equity method due to their ability to exercise their influence on the operations of investees resulting primarily from ownership interest and/or board representation. Our proportionate share in the net losses of the equity investees of Alliance Ventures and Solar Ventures was approximately $7.4 million and $157,000, respectively for the nine months ended December 31, 2006 and $11.3 million and $362,000, respectively for the comparable period in 2005. We took impairment write-downs on Alliance Ventures Investments of $1.4 million and approximately $0.7 million during the third quarter of fiscal 2007 and 2006, respectively. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. As a majority of these investee companies are in the development stage, we expect that we will incur additional losses in future periods.
Other Income (Expense), Net
Other income (expense), net represents interest income from short-term investments, foreign withholding tax, disposal of fixed assets and bank fees. In the first nine months of fiscal 2007, other income, net prior to reclassification into discontinued operations was approximately $2.1 million compared to other expense, net of $391,000 in the first nine months of fiscal 2006.
Provision (Benefit) for Income Tax
In the first nine months of fiscal 2007 we have not recognized any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we are not certain that we will have income in the future to use such benefits. For the first nine months of fiscal 2007 and 2006, we recorded income tax expense of zero and $4.8 million, respectively, on pre-tax profits from continuing operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company plans to vigorously contest the asserted liability. The Company previously conservatively estimated and reserved $35.0 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2006, we had approximately $50.8 million in cash and cash equivalents, a decrease of approximately $2.9 million from December 31, 2005 and approximately $46.6 million in working capital, an increase of approximately $3.9 million from $42.7 million at December 31, 2005. We had short-term investments in marketable securities whose fair value at December 31, 2006 was $6.9 million, a decrease of $2.0 million from $8.9 million at December 31, 2005.
During the first nine months of fiscal 2007, cash used from operations was $12.7 million. This was primarily the result of a net loss of $8.2 million plus non-cash items of $1.7 million, and changes in cash used in assets and liabilities of $6.2 million. During the first nine months of fiscal 2006, cash used from operations was $20.3 million. This was primarily the result of a net loss of $15.9 million less non-cash items of $3.4 million and changes in cash from assets and liabilities of $1.0 million.
During the first nine months of fiscal 2007, investing activities provided cash of $22.9 million. This was primarily the result of proceeds from the sale of our business units of $15.2 million combined with sales of Tower ordinary shares and Tower Debentures for $8.8 million, sale of an Alliance Ventures investee company for $3.3 million and sale of fixed assets for $0.2 million, offset by additional investments in Alliance Ventures companies of $4.6 million. During the first nine months of fiscal 2006, investing activities provided cash of $71.5 million. This was primarily the result of sales of securities, primarily UMC Common Stock of $81.4 million offset by additional investments in Alliance Ventures companies of $8.5 million, Tower Semiconductor of $1.0 million, and capital equipment purchases of $351,000.
During the first nine months of fiscal 2007, cash used from financing activities was $9.1 million for the repurchase of common stock.
Management believes these sources of liquidity and financing will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:
Off-Balance Sheet Contractual Obligations
(in thousands)

	Less than 1
	Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Operating leases (1)	$29	$—	$—	$—	$—

Commitment to invest in CAD tools (2)	$192	$—	$—	$—	$—

TOTAL	$221	$—	$—	$—	$—

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under non-cancelable leases.
Operating leases have decreased substantially from the $779,000 and $134,000 reflected in our Form 10-K as of March 31, 2006 due to 1) rent for our former headquarters facility for the nine months ended December 31, 2006, and 2) reflecting the cost of lease terminations at our overseas facilities in Loss from Discontinued Operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The entities in which we hold investments operate in markets that have experienced significant market price fluctuations during the nine months ended December 31, 2006. These entities, in which we hold varying percentage interests, are in the development stage or operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars, thus mitigating some of the foreign currency risk. We do not hold any derivative financial instruments for trading purposes at December 31, 2006.

INVESTMENT RISK
At December 31, 2006, we owned 7,548,448 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 4,012,860 were classified as short-term and 3,535,588 classified as long-term, and $62,219 Tower Debentures which are convertible into 36,385 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115. Tower shares have been very volatile in the past: The price of Tower shares declined by 17% during fiscal 2006 to $1.28, resulting in mark to market write-downs of $2.9 million in 2006, but Tower share prices have since risen to the $1.70 range during the nine months ended December 31, 2006. At December 31, 2006 and 2005, a portion of our investment in Tower shares was classified as long-term due to trading and other restrictions.
Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 7.2% of the outstanding Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
As of December 31, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement. During the second quarter of fiscal 2003 we wrote off a portion of our investment in wafer credits with Tower and recorded a pretax, operating loss of approximately $9.5 million. We had determined at that time that the value of these credits would not be realized given our sales forecast of the products to be manufactured by Tower for us. During the quarter ended June 30, 2006, we wrote off the balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans
In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million principal amount of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million principal amount of registered Tower convertible debentures, which can be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During the quarter ended December 31, 2006 we sold 451,797 of those shares, for a gain of approximately $72,000, leaving us with debentures convertible into 36,385 shares at December 31, 2006.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2006, our disclosure controls and procedures were still not effective because of the material weaknesses discussed below.
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

(b) Remediation of material weakness.
As discussed in Item 9A. Controls and Procedures-Management’s Report on Internal Control over Financial Reporting in our Form 10-K, as of March 31, 2006, the Company did not maintain a sufficient complement of permanent personnel with an appropriate level of accounting knowledge, experience and training in the implementation of the Sarbanes-Oxley Act of 2002 and the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient permanent finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) external financial reporting and income taxes, and (ii) review procedures over the accounting for significant and unusual transactions and equity method investments. During the first three quarters of fiscal 2006, we lost most of the accounting staff who had knowledge of the Company’s historical practices, and did not maintain effective controls over the reconciliation of unmatched material receipts. We also did not have full awareness of what made up other prepaid assets.
The Company has taken several steps towards remediation of the material weaknesses described above. Specifically,
1.	During the last quarter of fiscal 2006, the Company increased its staffing in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel, however in anticipation of the change in its business discussed in this document, the Company staffed those positions with temporary personnel for maximum flexibility. We now have a small, qualified, accounting staff commensurate with our current business activity.

2.	The Company has enhanced its methods and expertise in accounting for equity method investments and income tax reporting during the last nine months.

3.	The Company has continued to install, and is regularly revising, new and additional policies and changed procedures to reduce the risk of misstatements of account balances or disclosures in future periods.

4.	The changes in the business described in this report have materially and substantially reduced both the activity and complexity of the company’s books and records, eliminating many of the risks that have arisen from the significant deficiencies and material weaknesses described herein.
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
We may have demands that limit our available cash resources.
We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our needs for at least the next twelve months. We are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. We cannot determine at this stage what effect the resolution of this matter will have on our liquidity. We also have been named as one of many defendants in a class action suit alleging that we, in concert with the other defendants, conspired to fix prices for the sale of SRAM products. Although we have subsequently sold this business and feel we were a very small player in the worldwide market for SRAM products, we may incur significant legal costs and may not be able to be excused from this proceeding, which could limit our liquidity.
Most of our assets consist of securities that we have a limited ability to sell and which have experienced significant declines in value.
We have held, and continue to hold, investments in securities which we have limited ability to sell. These assets may decline in value as a result of factors beyond our control, which may adversely affect our financial condition. The shares we hold in Tower are unregistered, and our ability to transfer them was restricted until January 2006. Since then, we have been able to sell Tower stock, but only in limited amounts under Rule 144. We intend to liquidate our position in Tower stock as soon as practicable, but Tower stock has been subject to significant fluctuations in value. For example, the price of Tower’s ordinary shares decreased by approximately 17% and 78% in fiscal 2006 and 2005, respectively, and the price of Tower’s ordinary shares may decline in value in the future. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. Further, through Solar Venture Partners, we invested in start-up companies that are not traded on public markets. These types of investments are inherently risky and many venture funds have a large percentage of investments that decrease in value or fail. We cannot be certain that our investment in these securities will not decline further in value.
Our financial condition could be harmed by efforts to comply with, or penalties associated with, the Investment Company Act of 1940.
In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Investment Company Act of 1940 confirming our noninvestment company status. In March 2002, the staff of the SEC informed us that the staff could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. We cannot be certain that the SEC will agree that we are not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that we have been operating and continue to operate as an unregistered investment company in violation of the Act, and does not provide us with a sufficient period to either register as an investment company or divest ourselves of investment securities and/or acquire non-investment assets, we may be subject to significant potential penalties. In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), we would be required either to register as a closed-end investment company under the Act, or, in the alternative, to divest ourselves of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. In an effort to comply with the Act, we have divested ourselves of a substantial portion of our investment assets and securities, and taken certain additional actions; nonetheless, we have no assurance that the SEC will grant us an exemption under the Act. If we are required to register as a closed-end investment company under the Act, our financial condition may be adversely affected.

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accounting firm is required to attest to, and report on, our management’s assessment. Management determined that our internal control over reporting was not effective as of March 31, 2006. In light of that fact, in fiscal 2006, our independent registered public accounting firm issued an adverse opinion on our internal control over financial reporting. We have dedicated significant resources to remediate the material weaknesses that have rendered our internal control ineffective. With the sale of our operating business units, a significant number of current controls no longer will be applicable, eliminating the risk from any inability to remediate weaknesses with respect to such controls. Nonetheless, there is no assurance that we will be able to remediate weaknesses with respect to controls that continue to be applicable. Even after we have remediated these weaknesses, in the course of future testing and documentation, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our financial condition. Separately, our independent registered public accounting firm may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis, or we may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal control. Moreover, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our management may continue to conclude that we do not have effective internal controls over financial reporting in accordance with Section 404. In the future, if we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated, if our independent registered public accounting firm is unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, or if our independent registered public accounting firm expresses an adverse opinion on our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. Additionally, any material weakness in internal control could result in a material misstatement in future financial statements.
Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.
Our revenue has historically been subject to fluctuations due to a variety of factors, including general economic conditions. As discussed in the section entitled “Overview — Disposition of Operating Business Units” in Item 1 of Part I, we have sold each of our operating business units, and have exited the semiconductor business that had previously characterized our company. Also as noted in “Note 15. Subsequent Events”, we have completed the sale of our Alliance Venture Investments portfolio. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, make it difficult for us to accurately predict our income and may cause it to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly.
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
Among other factors, in the past decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally. The value of our marketable securities and Solar Venture Partner investments could be adversely affected if economic conditions were to deteriorate or worsen.
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
We also have had, and may have in the future, issues relating to products we sold prior to the disposition of our operating business units, which we are obligated to resolve. In the event of litigation to determine the validity of any of our former customers’ claims for indemnification of product issue, such litigation, whether or not determined in our favor, could result in significant expense to us.
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
Our corporate headquarters located in the San Francisco Bay area is near major earthquake faults, and we are subject to the risk of damage or disruption in the event of seismic activity. A number of Solar Ventures portfolio companies face similar risks. Any future disruptions for any reason, including work stoppages, an outbreak of epidemic, fire, earthquakes, or other natural disasters could cause damages that could have an adverse effect on our income.
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
In fiscal 2006 we did not have sufficient permanent accounting staff with a level of financial reporting expertise commensurate with our financial reporting requirements. Accordingly, we need to continue to enhance our existing finance staff capabilities and reduce our reliance on temporary personnel. During the first three quarters of fiscal 2006, we lost most of the accounting staff who had knowledge of what had been done in the past, and as a result, did not maintain effective controls, the lack of which resulted in post-closing adjustments. The changes in our business discussed in this document have caused us to reduce our staff to a level commensurate with our current business activity. If we were to lose key members of our small staff, we could be adversely affected.
If we were to use our resources to acquire an operating business, our future success would depend on our ability to attract and retain qualified management and finance personnel for which competition is intense globally. Additionally, limited human resources and untimely turnovers in staff may result in difficulties in implementing our policies and procedures including those related to our internal controls. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of new and replacement personnel.

ITEM 6.
EXHIBITS
Exhibit No. Description

2.1	Purchase Agreement dated December 1, 2006 by and between Alliance Semiconductor Corporation and QTV Capital Limited.*

10.1	Partnership Interests Purchase Agreement dated as of December 1, 2006 by and among Alliance Semiconductor Corporation and Alliance Venture Management, LLC.*

10.2	Mutual Release, dated as of December 1, 2006, by and among Alliance Semiconductor Corporation, ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P., Alliance Ventures V, L.P. and Alliance Venture Management, LLC.*

10.3	Management Agreement dated as of December 1, 2006 by and among ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P. and Alliance Ventures V, L.P.*

10.4	Employment Agreement dated as of December 1, 2006 by and between ALSC Venture Management and V.R. Ranganath.* †

*	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 9, 2007.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 9, 2007.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 dated February 9, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation

February 9, 2007	By:	/s/ Melvin L. Keating

Chief Executive Officer
(Principal Executive Officer)

February 9, 2007	By:	/s/ Karl H Moeller, Jr

Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1	Purchase Agreement dated December 1, 2006 by and between Alliance Semiconductor Corporation and QTV Capital Limited.*

10.1	Partnership Interests Purchase Agreement dated as of December 1, 2006 by and among Alliance Semiconductor Corporation and Alliance Venture Management, LLC.*

10.2	Mutual Release, dated as of December 1, 2006, by and among Alliance Semiconductor Corporation, ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P., Alliance Ventures V, L.P. and Alliance Venture Management, LLC.*

10.3	Management Agreement dated as of December 1, 2006 by and among ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P. and Alliance Ventures V, L.P.*

10.4	Employment Agreement dated as of December 1, 2006 by and between ALSC Venture Management and V.R. Ranganath.* †

*	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 9, 2007.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 9, 2007.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 9, 2007.