Form 10-K
period 2007-03-31
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2007-06-29
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-22594

Alliance Semiconductor Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0057842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2900 Lakeside Drive
Santa Clara, California 95054-2817
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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $29.2 million as of September 29, 2006, based upon the closing sale price on the last business day of the last completed second fiscal quarter. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates of Alliance Semiconductor. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 5, 2007, there were 32,586,940 shares of Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which is expected to be filed on or before July 29, 2007, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ALLIANCE SEMICONDUCTOR CORPORATION

FORM 10-K
For the Period Ended March 31, 2007

PART I

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements as to future operating results and plans that involve risks and uncertainties. We use words such as “expects”, “anticipates”, “believes”, “estimates”, the negative of these terms and similar expressions to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by those projected in the forward-looking statements for any reason, including the risks and uncertainties set forth in Item 1 of Part I hereof (entitled “Business”) and in Item 1A of Part I hereof (entitled “Risk Factors”) and elsewhere in this report. References herein to “Alliance,” “Alliance Semiconductor,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to Alliance Semiconductor Corporation, unless the context otherwise requires.

Item 1.	Business

Overview

Up to March 31, 2006 Alliance Semiconductor Corporation had been a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. Prior to 2002, the Company’s operations were focused solely on memory products. Beginning in 2002, the Company expanded its focus and began providing solutions for next-generation applications to offset the cyclical nature of commodity memory products and the effects of declining selling prices and their impact on revenue. Accordingly, we attempted to modify our strategy to diversify our product mix to focus on additional, high growth markets with value-added Analog and Mixed Signal and System Solutions products outside of high performance memory. While the Analog and Mixed Signal and System Solutions business units grew steadily, they were not able to produce results sufficient to support our business, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value.

Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value. This analysis culminated in the Board’s decision to enter into a plan for disposal of the operating business units in March 2006, all of which sales were completed in the first quarter of fiscal 2007 for proceeds of $14.8 million net of holdbacks during fiscal 2007.

The Board also evaluated the Company’s venture investments to determine what their market value might be and whether that value was increasing or decreasing over time. As a result of that analysis, the Board entered into a plan for disposal of the company’s investments in Alliance Ventures and Solar Ventures during the first quarter of fiscal year 2007, which sales were completed during the last quarter of fiscal 2007 for aggregate gross proceeds of $128.6 million.

The Board continued to evaluate various alternatives for the direction of the Company going forward, including the payment of a significant cash dividend to stockholders and the possibility of utilizing net operating loss carry-forward amounts in the context of acquiring another company.

On June 6, 2007, the Board authorized the distribution of a significant portion of our cash surplus that is not needed for expected future operations or known liabilities, including contingent claims. The Board did not finalize the terms of any such dividend, but established a special committee of directors and empowered the special committee to declare, and finalize the timing and terms of the cash dividend. Accordingly, on June 19, 2007 the Company announced that its Board of Directors declared a special one-time cash dividend of $3.75 per share. The dividend is payable July 17, 2007 to shareholders of record as of July 6, 2007. See Note 17 to the Consolidated Financial Statements.

Throughout this report, we have indicated our fiscal years as ending on March 31, whereas our fiscal year 2005 actually ended on the Saturday nearest the end of March and contained 52 weeks.

We were incorporated in California on February 4, 1985, and reincorporated in Delaware on October 26, 1993. We are headquartered in Santa Clara, California.

Disposition of Operating Business Units

As noted above, the Company entered into a plan for disposal of its operating business units in March 2006, and accordingly, we showed the assets of these operating units as Assets Held for Sale and reported their operating results as Discontinued Operations for the reporting periods contained therein, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

This plan resulted in the sale of substantially all of the assets and certain of the liabilities of our Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit during the first quarter of fiscal 2007 for proceeds of $14.8 million net of holdbacks during fiscal 2007.

On May 8, 2006, the Company and its subsidiary Chip Engines (India) Private Limited (“Alliance India”) completed the sale of substantially all of the assets and certain of the liabilities owned by Alliance and Alliance India relating to Alliance’s Systems Solutions business unit for $5.8 million in cash. The sale was made pursuant to an asset purchase agreement dated April 18, 2006 with Tundra Semiconductor Corporation and its affiliates Tundra Acquisition Corporation, Inc. and Tundra Semiconductor (India) Private Limited. The assets sold included intellectual property, information technology, equipment, goodwill, inventories and certain contracts.

On June 13, 2006, the Company substantially completed the sale of the assets and certain of the liabilities owned by Alliance relating to Alliance’s Analog and Mixed Signal business unit. The sale was made pursuant to an asset purchase agreement dated May 1, 2006 with PulseCore Holdings (Cayman) Inc., a Cayman Islands company (“PulseCore”) and PulseCore Semiconductor Corporation, a Delaware corporation and indirectly wholly-owned subsidiary of PulseCore. Assets sold in the transaction included intellectual property, product rights, inventory, equipment, goodwill, customer lists, certain contracts and books and records. The aggregate purchase price for the transaction was $9.25 million, including certain assets located in Bangalore, India, that were transferred separately.

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

Disposition of Alliance (and Solar) Venture Investments

During the first quarter of fiscal 2007 we entered into a plan for disposal of our holdings in Alliance Ventures and Solar Ventures, and accordingly, showed their assets as Assets Held for Sale and reported their results as Discontinued Operations for the reporting periods, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The Company previously had retained Needham & Company, Inc. to advise it regarding the Alliance Ventures funds, and asked Needham to assist management in determining whether a buyer for all or a portion of Alliance Ventures existed at a price attractive to the Company. The Company anticipated that any offers it received for Alliance Ventures would be at values differing from the values at which the investments were carried on the books of the Company.

On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by our five Alliance Ventures investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively held a number of private company investments. Our stockholders approved the transaction at a Special Meeting of Stockholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We recorded a book gain of approximately $106.2 million after deducting the $13.2 million of Alliance Ventures’ investments carried in Assets Held For Sale and other costs of this transaction from the $123.6 million paid at closing.

On February 12, 2007 we announced that we had signed an agreement to sell our 73.31% interest in Solar Venture Partners to several funds affiliated with Willowridge and Thomas Weisel Partners for $5.0 million in cash. On February 28, 2007 we closed that sale, and recorded a book gain of approximately $4.1 million after deducting the $1.0 million of Solar Venture Partners carried in Assets Held For Sale and other costs of the transaction.

Investments

Tower Semiconductor Ltd.

During fiscal 2001 we entered into a relationship with Tower Semiconductor Ltd. (“Tower”) in order to secure sufficient additional wafer fabrication capacity to support our then expected growth. At that time, worldwide wafer fabrication capacity was scarce, and Tower was embarking on an expansion program. During the period from fiscal 2001 through fiscal 2006 we invested $72.6 million to purchase 14.4 million Tower ordinary shares, and received wafer credits of $9.7 million that could be applied to reduce our purchase price of wafers manufactured in Tower’s newest fabrication facility. As we began exiting the memory business and selling off our operating business units, and upon the expiration of certain restrictions on sale, we commenced selling our Tower ordinary shares.

At March 31, 2007, we owned 6,149,413 ordinary shares of Tower, of which 4,782,316 were classified as short-term and 1,367,097 classified as long-term due to trading restrictions, and $62,219 face value of Tower Debentures which are convertible into 36,385 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115. The price of Tower ordinary shares has fluctuated significantly in recent years. For instance, the price of Tower shares declined by 17% in fiscal 2006 to $1.28; Tower share prices subsequently rose to $1.71 during the last quarter of fiscal 2007, and remain subject to fluctuation.

Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 5.2% of the outstanding Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any three month period under Rule 144.

During the last quarter of fiscal 2007 we sold 1,298,502 Tower ordinary shares for $2.2 million, and recorded a gain of approximately $200,000.

In fiscal 2004 and 2005, we converted our realized wafer credits into $256,080 in Tower notes, which accrue interest quarterly at the three-month LIBOR rate plus 2.5%. Interest is paid in the following quarter, with repayment of the notes in December 2007.

As of March 31, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement, which expired on December 31, 2006. These credits had been written down by $9.5 million in fiscal 2003. In fiscal 2007 we wrote off the remaining book balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to Tower ordinary shares or loans.

In January 2001, we committed to exercise approximately 15.6% of our rights to purchase $1.0 million of convertible debentures of Tower pursuant to its $50 million rights offering, subject to certain conditions. The debentures are convertible into Tower ordinary shares at a conversion rate of one ordinary share per each $1.10 amount of outstanding principal of the debentures, subject to certain adjustments, and bear interest at LIBOR plus 2.5% until repaid at maturity on December 31, 2007. In the quarter ending December 31, 2005, we exercised those rights and exercised our remaining rights to purchase $3.3 million of registered Tower convertible debentures, which could be converted to 3,009,818 Tower ordinary shares. We elected to convert those debentures and commenced selling the underlying ordinary shares in May 2006. During fiscal 2007 we sold 2,973,433 of those shares for cash proceeds of $5.5 million, and recorded a book gain of approximately $1.3 million, leaving us with debentures convertible into 36,385 shares at March 31, 2007.

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

Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties. There can be no assurances that our investment in Tower shares and debentures will not decline in value.

Mel Keating, our President and CEO, is a director of Tower.

Alliance Venture Management, LLC

In October 1999, we formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it, as a general partner of the investment funds, (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. After a new Board of Directors was installed in October 2005, the Company took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management with a new general partner in May 2006 (as more fully discussed below).

At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis. As the sole limited partner, we owned 100% of the limited partnership interests in each partnership. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007, fiscal 2006 or fiscal 2005.

While we owned 100% of the common units in Alliance Venture Management, we did not hold any Series A, B, C, D and E member units (“Preferred Member Units”) and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each held 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, together with V. R. Ranganath, received fees and other distributions of $7.0 million.

Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The expenses used to offset management fees included compensation to N. Damodar Reddy, V. R. Ranganath, and C.N. Reddy, Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management.

On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. As a result of the replacement of Alliance Venture Management with a new general partner in May 2006, we no longer incurred commitment fees, and none have been recognized during fiscal 2007. On December 1, 2006 Alliance entered into an agreement with Alliance Venture Management and V. R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, continued to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management required approval of our Board of Directors. Mr. Ranganath’s compensation was paid through management fees to the new general partner. As part of that agreement, Alliance Venture Management was paid $400,000 plus 2.0% of the gross sales proceeds received from portfolio investments held by any of the Alliance Venture partnerships, and the rights to this consideration were assigned to Mr. Ranganath. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions regarding management fees and the new general partner.

During fiscal 2007, we invested approximately $3.8 million in Alliance Ventures investee companies. We did not invest in any new companies through Alliance Ventures, although we have in the past made follow-on investments in existing investee companies.

On March 31, 2006 Alliance Ventures II and V entered into an agreement to sell their interest in Vianeta Communications for $3.2 million in cash and stock, which was executed and completed in April of 2006 resulting in a net gain of $1.1 million.

In fiscal 2007, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of approximately $2.1 million, $1.1 million and $2.7 million, respectively. Also, several of the Alliance Ventures investments were accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $5.5 million, $14.3 million and $16.0 million during fiscal 2007, 2006 and 2005, respectively.

During the quarter ended June 30, 2006 we entered into a plan for disposal of the Alliance Ventures funds, and accordingly the assets of Alliance Ventures have been classified as assets held for sale and the results of its operations reported as a loss from discontinued operations. On January 25, 2007 we completed this plan, receiving $123.6 million paid in cash at closing. We recorded a book gain of approximately $106.2 million after deducting the $13.2 million of Alliance Ventures’ investments carried in Assets Held For Sale and other costs of this transaction from the $123.6 million paid at closing.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures.

Solar Venture Partners, LP

From inception to February 27, 2007, we had invested a total of $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focused on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation.

Due to our majority interest in Solar, we accounted for Solar under the consolidation method. Some of the investments Solar made were accounted for under the equity method due to our ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal 2007, 2006 and 2005, we recorded equity in the loss of investees of approximately $141,000, $333,000 and

$959,000, respectively, and recorded write-downs in certain Solar investments of zero, zero and $473,000, respectively.

During the first quarter of fiscal 2007, Solar sold its interest in Vianeta Communications for $0.5 million and recorded a net gain of $0.3 million. $239,000 of the proceeds from that sale were reinvested in Cavium Networks.

On February 12, 2007 we announced that we had signed an agreement to sell our 73.31% interest in Solar to several funds affiliated with Willowridge and Thomas Weisel Partners for $5.0 million in cash. On February 28, 2007 we closed that sale, and recorded a book gain of approximately $4.1 million after deducting the $1.0 million remaining book value of Solar carried in Assets Held For Sale and other costs of the transaction.

C.N. Reddy, one of our directors, is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, our former chairman and chief executive officer, V. R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested. See Note 15 Related Party Transactions.

Equity Method Investments

The majority of our investments in venture funds were accounted for under the equity method of accounting. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 8 — Private Equity Investments” in the Consolidated Financial Statements.

Historically, we reviewed our share of the underlying assets of the companies in which we invested and if our investment was greater than the underlying assets, we generally allocated excess to goodwill as most of the investee companies were in their early formation stage.

We also performed an analysis on individual venture investee companies in accordance with FIN 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the holders of the variable interest in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of March 31, 2007, we had disposed of our interests in all our investee companies except one, which is not a VIE.

The Investment Company Act of 1940

Because of the significant investments we have made in other businesses, we could have been deemed an unregistered investment company in violation of the Investment Company Act of 1940 (the “Act”). In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we had been working to resolve our status under the Act, beginning with the divestiture of certain strategic investments, including all of our UMC common stock and our continuing sale of our holdings in Tower Semiconductor. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock.

Following the sale of our operating businesses in the first quarter of fiscal 2007, our assets consisted primarily of our investments in the Alliance Ventures and Solar funds and ordinary shares of Tower Semiconductor.

As described above, on January 25, 2007 we completed the sale of our interests in the Alliance Ventures funds, and on February 28, 2007 we sold our interest in Solar Venture Partners. This matter was concluded in late 2006 by advice from the SEC it was no longer considering the Company’s status.

Employees

As of March 31, 2007, we had 6 full-time employees in administration. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

The disposition of our operating business units subsequent to March 31, 2006, described above in the section entitled “Overview — Disposition of Operating Business Units” and “Overview — Disposition of Alliance (and Solar) Venture Investments” has resulted in sizable reductions in our staff.

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

In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

We are subject to certain contingent liabilities that may limit our available cash resources.

Although we believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our needs for at least the current fiscal year, we are subject to contingent liabilities which may affect our liquidity or limit our available cash resources.

We are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. A basis of settlement for this determination was reached with the IRS in May 2007, which will not become final until stipulated decision documents are filed with the Tax Court. The Company has chosen not to make any changes to its provision for tax or the amounts reserved for settlement, pending the Tax Court’s acceptance or denial of such documents. There can be no assurance that such settlement will be accepted by the Tax Court as filed. Accordingly, we cannot determine at this stage what effect the resolution of this matter will have on our liquidity.

We also have been named as one of many defendants in a class action suit alleging that we, in concert with the other defendants, conspired to fix prices for the sale of SRAM products. Although we have subsequently sold this business and we currently do not believe these lawsuits will have a material adverse effect on the company, we may incur significant legal costs and may not be able to be excused from this proceeding, which could limit our liquidity. In addition, we cannot provide assurances regarding the outcome of these lawsuits.

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We have dedicated significant resources to remediate the material weaknesses that previously rendered our internal control ineffective. With the sale of our operating business units and venture investments, a significant number of the prior controls no longer apply, eliminating the risk from any inability to remediate weaknesses with respect to those controls. While those controls no longer applied as businesses were sold off and converted to cash, the risk of material misstatement also declined significantly. As of March 31, 2007 the company primarily holds cash investments and has no material operations remaining. Because of this, the remaining operative controls focused on cash and treasury management.

Nonetheless, there is no assurance that we will be able to maintain effective internal control over financial reporting, and, in the course of future testing and documentation, certain deficiencies may be discovered that will require additional remediation, the costs of which could have a material adverse effect on our financial condition.

Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.

Our revenue has historically been subject to fluctuations due to a variety of factors, including general economic conditions. As discussed in the section entitled “Overview” in Item 1 of Part I, we have sold each of our operating business units, and have exited the semiconductor business that had previously characterized our company. Also, as noted in that same section, we have completed the sale of our Alliance Venture investments portfolio and our Solar Venture Partners investment. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, make it difficult for us to accurately predict our income and may cause it to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly.

Our stock price may be volatile and could decline substantially.

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are:

•	NASDAQ’s decision to delist our stock from the NASDAQ Global Market on September 13, 2006, which may adversely affect the trading price and limit the liquidity of our common stock and cause the value of an investment in our company to substantially decrease;

•	variations between our results and the published expectations of securities analysts;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	announcements by us of significant transactions;

•	the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•	changes in economic and capital market conditions;

•	changes in business regulatory conditions; and

•	the trading volume of our common stock.

We may face expenses as a result of ongoing obligations in connection with the disposition of our operating business units.

We are subject to certain ongoing obligations, including indemnification obligations, in connection with the disposition of our operating business units. Among other things, we are obligated to indemnify the purchasers of the assets of our operating business units against certain third party intellectual property claims.

The semiconductor industry is characterized by frequent claims and litigation regarding patent and other intellectual property rights. We have from time to time received, and believe that the purchasers of the assets of our operating business units may in the future receive, notices alleging that our products, or the processes used to manufacture our products, infringe the intellectual property rights of third parties. In the event of litigation to determine the validity of any third-party claims, or claims against us for indemnification related to such third-party claims, such litigation, whether or not determined in favor of us could result in significant expense to us.

We also have had, and may have in the future, issues relating to products we sold prior to the disposition of our operating business units, which we may be obligated to resolve. In the event of litigation to determine the validity of any of our former customers’ claims for indemnification of product issues, such litigation, whether or not determined in our favor, could result in significant expense to us.

Our operations could be harmed by natural disasters or other disruptions.

Our corporate headquarters located in the San Francisco Bay area are near major earthquake faults, and we are subject to the risk of damage or disruption in the event of seismic activity. Any future disruptions for any reason, including work stoppages, an outbreak of epidemic, fire, earthquakes, or other natural disasters could cause damages that could have an adverse effect on our operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management time and attention to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, we may be subject to fines and penalties, and our reputation may be harmed.

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

Our executive offices and principal administrative operations are currently located in a 4,126 square foot leased facility in Santa Clara, California under a lease which expires in January 2008.

During fiscal 2007, we terminated our remaining foreign office leases and rented space and sold the parcel of land located outside Hyderabad, India (the “Hyderabad Land”). On June 8, 2006, Alliance Semiconductor (India) Private Limited, a company registered under the Companies Act, 1956 (India) and a wholly owned subsidiary of the Company, entered into an agreement with Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India) and jointly, the “Purchasers”), providing for the sale of the Hyderabad Land. On March 23, 2007 we completed the sale to Sandhiya Hotels Private Limited, a nominee of the Purchasers, receiving 140,753,900 Rupees, or approximately $3.2 million, in cash.

Given that we have disposed of our operating units and reduced the size of our facilities, we believe that our facilities are suitable and adequate for our needs as a company.

Item 3.	Legal Proceedings

IRS Petition

On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. A basis of settlement for this determination was reached with the IRS in May 2007, which will not become final until stipulated decision documents are filed with the Tax Court. The Company has chosen not to make any changes to its provision for tax or the amounts reserved for settlement, pending the Tax Court’s acceptance or denial of such documents. There can be no assurance that such settlement will be accepted by the Tax Court as filed.

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

Accrual for Potential Losses

From time to time, we are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters would be assessed and the estimates revised, if necessary.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Information concerning executive officers of Alliance Semiconductor as of March 31, 2007, is set forth below:

Name	Age	Position

Melvin L. Keating	60	President and Chief Executive Officer
Karl H. Moeller, Jr.	64	Interim Chief Financial Officer

Mr. Keating, 60, has served as the Company’s President and Chief Executive Officer since March 2, 2006. Prior to that, Mr. Keating served as Interim President and Chief Executive Officer of the Company since December 1, 2005 and in addition, served as Interim Chief Financial Officer from December 1, 2005 until January 13, 2006. Prior to that, Mr. Keating served as a special consultant to the Company beginning in October 2005, reporting directly to the Board of Directors. Immediately prior to joining the Company, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx, Inc. (NASDAQ: QVDX) from April 2004 to September 2005. Prior to Quovadx, from 1997 to 2004, Keating served as a strategy consultant to Warburg Pincus Equity Partners, a private equity and venture capital firm, where he sourced deals and performed due diligence. From 1995 to 1997, Mr. Keating served as President and CEO of Sunbelt Management, a $1 billion net worth private company that owned and managed commercial and retail properties and was the largest landlord of Target Stores. From 1986 to 1995, Mr. Keating served as Senior Vice President — Finance and Administration of Olympia & York Companies (and its successors), a $20 billion private company that developed NYC’s World Financial Center and London’s Canary Wharf. From 2001 to 2004, Mr. Keating served on the Board of Price Legacy Corporation, a REIT he helped create while at Warburg Pincus. In addition he serves on the Board of International Silicon Solutions, Inc., Tower Semiconducor Corporation and Kitty Hawk, Inc. Mr. Keating holds two Masters degrees from the University of Pennsylvania, Wharton School.

Mr. Moeller, 64, has served as the Company’s Interim Chief Financial Officer since January 13, 2006. Prior to that, Mr. Moeller served as a special consultant to the Company since December 20, 2005. From July 2004 until joining the Company, Mr. Moeller served as a senior financial consultant to several high technology and biotechnology companies. From September 2002 to July 2003, Mr. Moeller served as the Chief Financial Officer of Medconx, Inc., an early stage developer and manufacturer of components used in disposable medical and surgical devices. Prior to that, Mr. Moeller served as the Chief Financial Officer of Olympian, then a privately held fuel distribution company with annual revenues in excess of $200 million, from January 2001 through completion of the sale of Olympian in September 2002. During the period between 1991 and 2003, Mr. Moeller served as a consultant of David Powell, Inc., providing senior financial services to numerous clients, including the preparation of SEC filings to document the restructure of Cytotherapeutics, Inc. into StemCells, Inc. and securing capital for StemCells, Inc. after the restructure. During this period Mr. Moeller served as Chief Financial Officer of nCHIP, Inc. from 1993 to 1995, raising additional financing for the company, and was instrumental in its sale to Flextronics. Mr. Moeller holds a Bachelors degree in Finance and Accounting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the over the counter bulletin board under the symbol ALSC. We completed our initial public offering on December 1, 1993. The following table sets forth the high and low closing sale prices as reported on the NASDAQ Global Market for the periods prior to September 13, 2006, and the high and low bid prices for the periods indicated subsequent to September 13, 2006 for our Common Stock.

	High	Low

Fiscal Year 2006
1st Quarter (from March 27, 2005 to June 25, 2005)	$2.56	$1.56
2nd Quarter (from June 26, 2005 to September 24, 2005)	2.97	2.25
3rd Quarter (from September 25, 2005 to December 24, 2005)	3.19	2.57
4th Quarter (from December 25, 2005 to March 31, 2006)	2.89	2.54
Fiscal Year 2007
1st Quarter (from April 1, 2006 to June 30, 2006)	$2.92	$2.60
2nd Quarter (from July 1, 2006 to September 30, 2006)	3.42	2.61
3rd Quarter (from October 1, 2006 to December 31, 2006)	4.55	3.35
4th Quarter (from January 1, 2007 to March 31, 2007)	4.51	4.14

As of June 5, 2007, there were approximately 95 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock to date. On June 6, 2007, the Board authorized the distribution of a significant portion of our cash surplus that is not needed for expected future operations or known liabilities, including contingent claims. The Board did not finalize the terms of any such dividend, but established a special committee of directors and empowered the special committee to declare, and finalize the timing and terms of the cash dividend. Accordingly, on June 19, 2007 the Company announced that its Board of Directors declared a special one-time cash dividend of $3.75 per share. The dividend is payable July 17, 2007 to shareholders of record as of July 6, 2007. See Note 17 to the Consolidated Financial Statements.

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

On January 9, 2007 the Board of Directors approved a one-year share repurchase program authorizing the repurchase of up to Ten Million Dollars ($10,000,000) of its common stock, subject to earlier termination by the Board. Repurchases will be made in the open market or in privately negotiated transactions. On January 12, 2007, we repurchased 19,400 shares at an average price of $4.20 per share under this publicly announced program. The approximate value of shares that may yet be purchased under this program is $9,918,132.

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

The graph below compares the cumulative stockholder return on the Company’s Common Stock from March 31, 2002 to March 31, 2007 with the cumulative return on the NASDAQ Composite Index, the PHLX Semiconductor Sector Index, the Russell 2000 Value Index, the DJ Wilshire SmallCap Index, and the DJ Wilshire MicroCap Index over the same period (assuming the investment of $100 in the Company’s Common Stock in each of the indexes on March 31, 2001 and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG ALLIANCE SEMICONDUCTOR CORPORATION....

*	$100 invested on 3/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

Item 6.	Selected Financial Data

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

	2007	2006	2005	2004	2003

Selected Consolidated Statement of Operations Data:
Gain/(Loss) on continuing operations	$(925)	$14,683	$39,490	$33,464	$10,389

Gain/(Loss) on discontinued operations, net of tax benefit	106,321	(41,257)	(89,301)	(52,875)	(116,437)

Net Income/(Loss)	$105,396	$(26,574)	$(49,811)	$(19,411)	$(106,048)

Net Income/(Loss) per share — Basic:
Continuing Operations	$(0.03)	$0.41	$1.12	$0.95	$0.28
Discontinued Operations	3.12	(1.16)	(2.53)	(1.50)	(3.13)
Net Income/(Loss) per share	$3.09	$(0.75)	$(1.41)	$(0.55)	$(2.85)
Net Income/(Loss) per share — Diluted:
Continuing Operations	$(0.03)	$0.41	$1.12	$0.95	$0.28
Discontinued Operations	3.09	(1.16)	(2.53)	(1.50)	(3.13)
Net Income/(Loss) per share	$3.06	$(0.75)	$(1.41)	$(0.55)	$(2.85)
Weighted average number of common shares:
Basic	34,079	35,587	35,402	35,093	37,160
Diluted	34,461	35,587	35,402	35,093	37,160

	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Working capital	$170,638	$31,151	$38,378	$93,384	$83,572
Assets held for sale(1)	5,413	12,286	—	—	—
Total assets	212,137	109,661	159,541	267,097	242,722
Stockholders’ equity	160,845	61,884	97,421	174,722	159,220
Long-term obligations	—	45	45	241	312

(1)	Reflected in working capital

The following table summarizes selected consolidated financial information (unaudited) for the fiscal quarters for each of the last two fiscal years ended March 31, 2007 and 2006, respectively (in thousands, except per share amounts):

	Fiscal Year 2007				Fiscal Year 2006
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Gain/(Loss) on continuing operations	$191	$4	$(542)	$(578)	$(3,615)	$13,806	$4,686	$(194)
Gain/(Loss) on discontinued operations, net of tax benefit	113,408	(2,896)	(5,294)	1,103	(7,089)	(10,679)	(12,798)	(10,691)
Net Income/(loss)	$113,599	$(2,892)	$(5,836)	$525	$(10,704)	$3,127	$(8,112)	$(10,885)
Net gain/(loss) per share — Basic:
Continuing Operations	$0.01	$0.00	$(0.01)	$(0.02)	$(0.10)	$0.39	$0.13	$(0.01)
Discontinued Operations	3.48	(0.09)	(0.15)	0.03	(0.20)	(0.30)	(0.36)	(0.30)
Net Income/(Loss) per share	$3.49	$(0.09)	$(0.16)	$0.01	$(0.30)	$0.09	$(0.23)	$(0.31)
Net gain/(loss) per share — Diluted Continuing Operations	$0.01	$0.00	$(0.01)	$(0.02)	$(0.10)	$0.39	$0.13	$(0.01)
Discontinued Operations	3.46	(0.09)	(0.15)	0.03	(0.20)	(0.30)	(0.36)	(0.30)
Net Income/(Loss) per share	$3.47	$(0.09)	$(0.16)	$0.01	$(0.30)	$0.09	$(0.23)	$(0.31)
Weighted average number of shares:
Basic	32,590	32,607	35,520	35,584	35,600	35,582	35,582	35,568
Diluted	32,753	32,607	35,520	35,584	35,600	35,594	35,582	35,568

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Up to March 31, 2006 Alliance Semiconductor Corporation had been a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. For several years, the Company had been operating at a loss, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value. Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value. This analysis culminated in the Board’s decision to enter into a plan for disposal of the operating business units, which was accomplished in the first quarter of fiscal 2007 for proceeds of $14.8 million during fiscal 2007. During fiscal year 2007 the Board also entered into a plan for disposal of the company’s investments in Alliance Ventures and Solar Ventures, which sales were completed during the last quarter of fiscal 2007 for aggregate gross proceeds of $128.6 million.

The Board continued to evaluate various alternatives for the direction of the Company going forward, including the payment of a significant cash dividend to stockholders and the possibility of utilizing net operating loss carry-forward amounts in the context of acquiring another company.

On June 6, 2007, the Board authorized the distribution of a significant portion of our cash surplus that is not needed for expected future operations or known liabilities, including contingent claims. The Board did not finalize the terms of any such dividend, but established a special committee of directors and empowered the special committee to declare, and finalize the timing and terms of the cash dividend. Accordingly, on June 19, 2007 the Company announced that its Board of Directors declared a special one-time cash dividend of $3.75 per share. The dividend is payable July 17, 2007 to shareholders of record as of July 6, 2007. See Note 17 to the Consolidated Financial Statements.

During fiscal 2007, we recorded mark-to-market write-ups of $3.7 million in Tower securities. We also recorded a write-down of $2.1 million in Alliance Ventures Management and Solar investee companies. During fiscal 2006, we recorded mark-to-market write-downs of $2.9 million in Tower securities, while at the same time increasing our position in Tower by $7.5 million. We also recorded a write-down of $1.1 million on one of our Alliance Ventures Management and Solar investee companies. During fiscal 2005, we recorded a write-down in our short and long-term investment in Tower ordinary shares of $16.7 million and a write-down of $3.2 million on one of our Alliance Ventures and Solar Venture Partners investee companies. As a result of the disposition of our operating units and venture investments, substantially all of our assets are in cash investments. Accordingly, we run little risk that we will have additional write-downs of these assets in the future based on market conditions.

Because of the significant investments we have made in other businesses, we could have been deemed an unregistered investment company in violation of the Investment Company Act of 1940 (the “Act”). In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we have been working to resolve our status under the Act. Prior to the new Board of Directors that was installed in 2005, we were principally focusing on divestment of certain strategic investments, including all of our UMC common stock and our continuing sale of our holdings in Tower Semiconductor. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock. As noted earlier, during the period ended June 30, 2006 we disposed of our operating business units, and on January 25, 2007 completed the sale of our interests in the Alliance Ventures partnerships, including the portfolio of venture securities held by these partnerships. Shortly after that sale, we also sold our interest in Solar Venture Partners. This matter was concluded in late 2006 by advice from the SEC it was no longer considering the Company’s status. See the section entitled “The Investment Company Act of 1940” in Item 1 of Part 1.

During fiscal 2007, we invested $121.5 million in short-term money market instruments, which was financed by cash of $18.8 million proceeds from sale of discontinued operations, the sale of Tower stock for net proceeds of $9.4 million, and the sale of Alliance Ventures and Solar investments for proceeds of $132.0 million. In fiscal 2006, we generated cash of $47.3 million from discontinued operations and investments. This includes $24.5 million used for discontinued operations and purchases of licenses and equipment, $14.3 million used for investments in Alliance Ventures investee companies and $3.3 million for purchase of Tower debentures, which were financed by the sale of UMC and Tower stock for proceeds of $83.2 million and the sale of Alliance and Solar investments for proceeds of $6.7 million. In fiscal 2005, we used cash of $37.9 million for discontinued operations and investments. This includes $29.0 million for discontinued operations and purchases of licenses and equipment and $8.9 million for investments in Alliance Ventures investee companies. We sold UMC, Vitesse, and Adaptec common stock shares for proceeds of $33.3 million to finance these activities. We expect available cash and sales of Tower ordinary shares to be our main source of liquidity in the near term.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our needs for at least the next twelve months. We are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. A basis of settlement for this determination was reached with the IRS in May 2007, which will not become final until stipulated decision documents are filed with the Tax Court. The

Company has chosen not to make any changes to its provision for tax or the amounts reserved for settlement, pending the Tax Court’s acceptance or denial of such documents. There can be no assurance that such settlement will be accepted by the Tax Court as filed. We also have been named as one of many defendants in a class action suit alleging that we, in concert with the other defendants, conspired to fix prices for the sale of SRAM products. Although we have subsequently sold this business and feel we were a very small player in the worldwide market for SRAM products, we may incur significant legal costs and may not be able to be excused from this proceeding, which could limit our liquidity.

Our net income was $105.4 million, or $3.09 per share (basic) for fiscal 2007, compared to a net loss of $26.6 million, or $0.75 per share for fiscal 2006, and a net loss of $49.8 million, or $1.41 per share for fiscal 2005.

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our judgments and estimates including those related to marketable securities and valuation of investments. The methods, estimates, and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Revenue Recognition

During the reporting period, we recognized revenue now reported in discontinued operations when persuasive evidence of an arrangement existed, delivery had occurred, the price was fixed or determinable and collection was reasonably assured. Collection was not deemed to be reasonably assured if customers received extended payment terms.

As we did not have any post-sales obligations or customer acceptance criteria after shipment, product revenue was generally recognized upon shipment of product to customers. We offered our customers a standard warranty for defective parts, and we recorded an allowance for warranty costs now reported in liabilities related to assets held for sale in the period in which the revenue was recorded.

We offered certain distributor rights of return in the form of stock rotation rights. These rights allowed the distributor to return products purchased from us having value up to a contracted fixed percentage of the prior quarter’s shipments to that distributor, and to return all products then held on termination of their agreements with the company.

We established reserves for warranty claims, rights of returns and netted with the allowance account, all of which are reported in liabilities related to assets held for sale, which were recorded in the same period in which the related revenue was recorded. These provisions were based on estimates using historical sales returns, warranty costs, analysis of credit memo data and other known factors, and these estimates were reviewed periodically to determine if recent actual data deviated from historical trends. If we made different judgments or utilized different estimates, material differences in the amount of our reported revenue might have resulted.

Inventory Valuation

During the reporting period, our policy was to value inventory now classified as assets for sale at the lower of cost or market on a part-by-part basis. This policy required us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determined excess and obsolete inventory based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we used for demand were also used for near-term capacity planning and inventory purchasing and were consistent with our revenue forecasts. We recorded pretax inventory charges (now reported in discontinued

operations) of $0.5 million, $1.2 million, and $9.3 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Marketable Securities

Marketable securities held by the Company are valued at market prices with unrealized gains or losses recognized in other comprehensive income (loss) on the balance sheet. Management evaluates our investment in marketable securities for potential “other-than-temporary” declines in value. Such evaluation includes researching commentary from industry experts, analysts and other companies, current and forecasted business conditions and any other information deemed necessary in the evaluation process. During fiscal 2007, we recorded mark-to-market write-ups of $3.7 million in Tower securities, compared to mark-to-market write-downs of $2.9 million in fiscal 2006. During fiscal 2005, we recorded a pretax, non-operating write-down on our short-term investment in Tower ordinary shares of $6.1 million based on 57% decrease in the share price during the last two quarters of fiscal 2005. We also recorded a write-down on our long-term investment in Tower ordinary shares of $10.6 million in 2005.

Valuation of Alliance Ventures and Solar Venture Investments

We entered into certain equity investments for the promotion of our then business and strategic objectives. Our policy was to value these investments at our historical cost, and to adjust their value in accordance with the equity method by recognizing our proportional shares of the losses of our investee companies. Our historical cost, in accordance with financial reporting standards, was not necessarily indicative of the current fair market value of the investments. In addition, our policy required us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, viability and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods. As a result of management’s analysis of our venture investments, we recorded pretax, non-operating impairment charges related to Alliance Ventures of $2.1 million, $1.1 million, and $2.7 million for fiscal 2007, 2006 and 2005, respectively. We also recorded pretax, non-operating impairment charges related to Solar Venture Partners of zero, zero, and $473,000 during fiscal 2007, 2006 and 2005, respectively.

Discontinued operations

Up to March 31, 2006 Alliance Semiconductor Corporation had been a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. Prior to 2002, the Company’s operations were focused solely on memory products. Beginning in 2002, the Company expanded its focus and began providing solutions for next-generation applications to offset the cyclical nature of commodity memory products and the effects of declining selling prices and their impact on revenue. Accordingly, we attempted to modify our strategy to diversify our product mix to focus on additional, high growth markets with value-added Analog and Mixed Signal and System Solutions products outside of high performance memory. While the Analog and Mixed Signal and System Solutions business units grew steadily, they were not able to produce results sufficient to support our business., and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value.

Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value. This analysis culminated in the Board’s decision to enter into a plan for disposal of the operating business units in March 2006, all of which sales were completed in the first quarter of fiscal 2007 for proceeds of $14.8 million net of holdbacks during fiscal 2007. Accordingly, we showed the assets of these operating units as Assets Held for Sale and reported their operating results as Discontinued Operations for the reporting periods, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”)

The Board also evaluated the Company’s venture investments to determine what their market value might be and whether that value was increasing or decreasing over time. As a result of that analysis, the Board entered into a plan for disposal of the Company’s investments in Alliance Ventures and Solar Ventures during the first quarter of fiscal year 2007, which was completed during the last quarter of fiscal 2007 for aggregate gross proceeds of $128.6 million. Accordingly, we showed their assets as Assets Held for Sale and reported their results as Discontinued Operations for the reporting periods, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

These actions render comparisons between fiscal 2007’s results with the operating results of fiscal 2006 and 2005 meaningless.

Disposal of Operating Business Units

The plan to dispose of our operating business units resulted in the sale of substantially all of the assets and certain of the liabilities of our Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. On May 8, 2006, the Company and its subsidiary Chip Engines (India) Private Limited (“Alliance India”) completed the sale of substantially all of the assets and certain of the liabilities owned by Alliance and Alliance India relating to Alliance’s Systems Solutions business unit for $5.8 million in cash. The sale was made pursuant to an asset purchase agreement dated April 18, 2006 with Tundra Semiconductor Corporation and its affiliates Tundra Acquisition Corporation, Inc. and Tundra Semiconductor (India) Private Limited. The assets sold include intellectual property, information technology, equipment, goodwill, inventories and certain contracts.

On June 13, 2006, the Company substantially completed the sale of the assets and certain of the liabilities owned by Alliance and its subsidiaries relating to Alliance’s Analog and Mixed Signal business unit. The sale was made pursuant to an asset purchase agreement dated May 1, 2006 with PulseCore Holdings (Cayman) Inc., a Cayman Islands company (“PulseCore”) and PulseCore Semiconductor Corporation, a Delaware corporation and indirectly wholly-owned subsidiary of PulseCore. Assets sold in the transaction included intellectual property, product rights, inventory, equipment, goodwill, customer lists, certain contracts and books and records. The aggregate purchase price for the transaction was $9.25 million, including certain assets located in Bangalore, India, that were transferred separately after the clearance of such assets from customs bonding.

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

Disposal of Alliance Ventures and Solar Venture Partners

On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by our five Alliance Ventures investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively held a number of private company investments. Our stockholders approved the transaction at a Special Meeting of Stockholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We recorded a book gain of approximately $106.2 million after deducting the $13.2 million of Alliance Ventures’ investments carried in Assets Held For Sale and other costs of this transaction from the $123.6 million paid at closing.

On February 12, 2007 we announced that we had signed an agreement to sell our 73.31% interest in Solar Venture Partners to several funds affiliated with Willowridge and Thomas Weisel Partners for $5.0 million in cash. On February 28, 2007 we closed that sale, and recorded a book gain of approximately $4.1 million after deducting the $1.0 million of Solar Venture Partners carried in Assets Held For Sale and other costs of the transaction.

Gain/(Loss) on Investments

At March 31, gain/(loss) on investments consisted of the following (in thousands):

	At March 31,
	2007	2006	2005

Sale of UMC shares	$—	$16,714	$7,995
Sale of Tower Shares, net	1,367	(50)	—
Alliance Venture Management	—	5,811	—
Net realized gain on Solar and AVM investee	1,416	844	—
Sale of Adaptec shares	—	—	(541)
Sale of Vitesse shares	—	—	258

Total Gain on investments	$2,783	$23,319	$7,712

We recorded the following gains during fiscal 2007:

•	$1.4 million gain on the sale of 6.2 million Tower Ordinary shares and Debentures

•	$0.3 million gain on Solar investment securities

•	$1.1 million gain on sale of Vianeta, an AVM investee company

We recorded the following gains and losses during fiscal 2006:

•	$16.7 million gain on the sale of 139.3 million shares of UMC

•	$50,000 loss on the sale of 1.2 million shares of Tower

•	$5.8 million gain on the sale of Athena, an AVM investee company

•	$0.1 million loss on the sale of JP Mobile, a Solar investee company

•	$0.9 million gain on the sale of Netscaler, a Solar investee company

We recorded the following gains and losses during fiscal 2005:

•	$8.0 million gain on the sale of 45.4 million shares of UMC

•	$258,000 gain on the sale of 95,417 shares of Vitesse

•	$544,000 loss on the sale of 154,444 shares of Adaptec

Write-Down of Marketable Securities and Venture Investments

Marketable securities held by us have experienced significant changes in their market value primarily due to the business climate in the semiconductor and technology sectors and general market conditions. Management evaluates its investments in marketable securities for potential “other-than-temporary” declines in their value. Such evaluations of our investments include researching commentary from industry experts, analysts and other companies.

Although the price of Tower shares declined by 17% in fiscal 2006 to $1.28, Tower share prices rose to $1.71 during the last quarter of fiscal 2007, but remain subject to fluctuation. The price gain in fiscal 2007 generated mark-to-market write-ups totaling $3.7 million, compared to mark-to-market write-downs of $2.9 million in fiscal 2006, under SFAS 115. During the fourth quarter of fiscal 2005, we recorded an other-than-temporary write-down on our investment in Tower ordinary shares of approximately $16.7 million due to a 57% decrease in the share price of Tower ordinary shares during the last two quarters of fiscal 2005.

During fiscal 2007 the share price increased by 34%. In fiscal 2006 the share price declined 17% then rebounded in the first quarter of fiscal 2007, which obviated the need for any further adjustment beyond the mark-to-market write-downs already taken. During the third quarter of fiscal 2005, the share price initially decreased by 53% prior to recovering and ending the quarter down by 40%, compared to the end of the second quarter of fiscal 2005.

Given the fact that there had been some recovery in the share price during the latter part of the third fiscal quarter, we determined that the share price decrease was not an “other-than-temporary” decrease and did not record a write-down during that quarter. Subsequently, the share price decreased another 29% during the fourth quarter of fiscal 2005. At the time, we had no reason to believe that the value of our investment in Tower would recover in the foreseeable future. This decrease, combined with the fact that Tower was not operating at full capacity and was and continues to be heavily leveraged, led us to determine that the reduction in share price was “other-than-temporary” as of March 31, 2005.

Prior to our sale of Alliance Ventures and Solar Venture Partners, we reviewed the carrying value of the investments in these funds for potential impairments. As many of these companies were in the development stage, these reviews included future market and revenue generating potential, analysis of current and future cash flows, and ongoing product development and future financing activities. As a result of these reviews, we recorded write-downs in our investments in Alliance Ventures and Solar Ventures investee companies of $2.1 million, $1.1 million, and $3.2 million during fiscal 2007, 2006 and 2005, respectively.

At March 31, write-ups and (write-downs) of marketable securities and venture investments consisted of the following (in thousands):

	2007	2006	2005

Tower ordinary shares and Debentures	$3,736	$(2,944)	$(16,652)
Alliance Ventures’ investments	(2,147)	(1,129)	(2,686)
Solar Venture Partners’ investments	—	—	(473)

Total write-ups (write-downs) of marketable securities and venture investments	$1,589	$(4,073)	$(19,811)

Loss in Investees Accounted for Under the Equity Method

Several of the Alliance Ventures and Solar Venture Partners investments were accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. The equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $5.6 million, $14.6 million, and $16.9 million for fiscal 2007, 2006 and 2005, respectively.

We reviewed our share of the underlying assets of the companies in which we invest, and if our investment is greater than the underlying assets, we generally allocate the excess to goodwill, as most of our investee companies are in their early formation stage.

We also performed analyses on individual venture investee companies in accordance with FIN 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of March 31, 2006, we had one investee company which was classified as a VIE and for which we were the primary beneficiary. The impact of consolidation of this VIE was not material to our consolidated financial statements.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income from short-term investments, foreign exchange gain/loss, and foreign tax expense. Other income was a gain of approximately $4.0 million, $0.7 million, and a loss of $1.6 million in fiscal 2007, 2006 and 2005, respectively. The increase in other income, net in fiscal 2007 and 2006, as compared to fiscal 2006 and 2005, is due primarily to interest income on short-term investments.

Provision (Benefit) for Income Taxes

Our effective tax rate for fiscal 2007, 2006, and 2005 was zero, 34% and 25%, respectively.

During fiscal 2007, 2006 and 2005, we recorded a tax benefit in income taxes of $1.3 million, and tax expense of $6.1 million compared to a benefit for income taxes of approximately $16.7 million, respectively. In fiscal 2007 we have chosen not to make any changes to our provision for tax or the amounts reserved, pending the Tax Court’s acceptance or denial of a settlement we entered into in May 2007 with the IRS regarding their Notice of Deficiency discussed below, although we received a net benefit from a decrease in deferred tax valuation. In fiscal 2006 we recognized the realization of the tax benefit of our gain on the liquidation of our position in UMC stock, offsetting the UMC deferred tax liabilities against the UMC deferred tax assets.

On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination.

Liquidity and Capital Resources

At March 31, 2007 we had approximately $58.2 million in cash and cash equivalents, an increase of $8.5 million from March 31, 2006, and approximately $170.6 million in working capital, an increase of $140.0 million from March 31, 2006.

We had short-term investments in marketable securities whose fair value was $130.0 million and $7.8 million at March 31, 2007 and March 31, 2006, respectively.

During fiscal 2007, operating activities used cash of $16.8 million. This was primarily the result of a net income of $105.4 million, net of a $123.3 million gain on sale of discontinued operations and $2.9 million gain on sale of investments, adjusted for non-cash charges of $8.2 million combined with the following changes in assets and liabilities:

•	A reduction in accounts receivable of $2.5 million due to collection of receivables still outstanding after the sale of our operating business units.

•	A decrease in inventory of approximately $200,000.

•	An increase in receivables from sale of securities of approximately $200,000 due to sales of Tower Stock in the fourth quarter of 2007 that were not received in cash until April 2007.

•	Reductions in accounts payable and accrued liabilities of $8.4 million and a $1.1 million increase in liabilities related to assets held for sale.

•	An increase in other current assets of $1.9 million primarily reflecting interest receivable on short-term money market investments.

•	An increase in income tax payables of $0.6 million reflecting capital gains tax on the sale of land in India.

During fiscal 2006, we generated cash of $47.3 million from operations and investments. This includes $24.5 million used for operations and $14.3 million used for investments in Alliance Ventures investee companies, which was financed by the sale of UMC and Tower stock for proceeds of $83.2 million and the sale of Alliance and Solar investments for proceeds of $6.7 million. During fiscal 2005, operating activities used cash of $27.6 million. This was primarily the result of a net loss of $49.8 million adjusted for non-cash charges of $45.4 million, a decrease in net deferred tax liabilities of $17.9 million and an increase in inventory of $5.0 million, a decrease in accounts payable, accrued liabilities and income taxes payable of $4.4 million due to reductions in operating expenditures as well as more timely payments to vendors. The increase in inventory during fiscal 2005 was due to sales forecasts being higher than the actual sales achieved during the year.

During fiscal 2007, we generated cash of $34.5 million from investing activities, which primarily resulted from $132.0 million in proceeds from sale of Alliance Ventures and other investments, net of the $121.5 million used to purchase short-term money market instruments, together with $18.8 million proceeds from sale of our business units, $9.4 million from sale of Tower shares, and reduced by $4.5 million purchases of Alliance Ventures investments.

Investing activities provided cash of $71.7 million during fiscal 2006. This was primarily the result of a sale of marketable securities for proceeds of $83.2 million, offset by purchases of Alliance Ventures and other investments of $17.6 million, and property and equipment purchases of $0.3 million. Proceeds from the sale of shares of UMC common stock provided $81.4 million of the $83.2 million in total proceeds.

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

In fiscal 2007, financing activities used $9.2 million in cash for the repurchase of common stock. Financing activities provided cash of $71,000 from the exercise of stock options during 2006. Financing activities provided cash of $851,000 during fiscal 2005. This was primarily the result of the proceeds from the issuance of common stock of $884,000 offset by principal payments on lease obligations of $33,000.

At March 31, 2007, 2006 and 2005, we had no short-term borrowings.

We believe these sources of liquidity and financing will be sufficient to meet our projected cash requirements for the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our off-balance sheet arrangements at March 31, 2007, and the effect such arrangements are expected to have on our liquidity and cash flow in future periods (in thousands):

	Less than
	1 Year	1 — 3 Years		4 — 5		Thereafter		Total

Operating leases(1)	$53	$		$		$		$53
Commitment to invest in CAD tools(2)	192							$192

TOTAL	$245		$—		$—		$—	$245

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under non-cancelable leases.

Operating leases have decreased substantially from the $779,000 and $134,000 reflected in our Form 10-K as of March 31, 2006 due to 1) rent for our former headquarters facility for the twelve months ended March 31, 2007, and 2) the cost of lease terminations at our overseas facilities in Loss from Discontinued Operations.

Effective Transactions with Related and Certain Other Parties

N. Damodar Reddy, a former director of the Company and our former Chairman, Chief Executive and President, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provided the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain approximately $139,700 during fiscal year 2006 and $55,000 for the full year of fiscal year 2005. According to Mr. Reddy, he is not involved in the operations of Infobrain. Infobrain advises us that Mr. Reddy owns 10.6% of Infobrain, that members of his family own an additional 6.1% of Infobrain, and that Infobrain is indebted to Mr. Reddy for $30,000.

In October 1999, we formed Alliance Venture Management to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it, as a general partner of the investment funds, (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. After a new Board of Directors was installed in October 2005, the Company took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management with a new general partner in May 2006 (as more fully discussed below).

At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis. As the sole limited partner, we owned 100% of the limited partnership interests in each partnership. .

While we owned 100% of the common units in Alliance Venture Management, we did not hold any Series A, B, C, D and E member units (“Preferred Member Units”) and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each held 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, together with V. R. Ranganath, received fees and other distributions of $7.0 million. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007, fiscal 2006 or fiscal 2005.

Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The expenses used to offset management fees include compensation to N. Damodar Reddy, V. R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management.

On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. As a result of the replacement of Alliance Venture Management with a new general partner, we no longer incurred commitment fees, and none have been recognized during fiscal 2007. On December 1, 2006 Alliance entered into an agreement with Alliance Venture Management and V. R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, continued to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management required approval of our Board of Directors. Mr. Ranganath’s compensation was paid through management fees to the new general partner. As part of that agreement, Alliance Venture Management was paid $400,000 plus 2.0% of the gross sales proceeds received from portfolio investments held by any of the Alliance Venture partnerships, and the rights to this consideration were assigned to Mr. Ranganath. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions regarding management fees and the new general partner.

On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by the five Alliance investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively hold a number of private company investments. Our stockholders approved the transaction at a Special Meeting of Stockholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We recorded a book gain of approximately $106.2 million after deducting the $13.2 million of Alliance Ventures’ investments carried in Assets Held For Sale and other costs of this transaction from the $123.6 million paid at closing.

In the first quarter of fiscal 2007, Alliance Ventures II and V sold their interest in Vianeta Communications for $3.2 million in cash and stock, resulting in a net gain of $1.1 million. In the third quarter of fiscal 2006, Alliance Ventures III and IV sold their interest in Athena Semiconductor for cash resulting in a net gain of $5.8 million.

In fiscal 2007, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of approximately $2.1 million, $1.1 million, and $2.7 million respectively. Also, several of the Alliance Ventures investments were accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from our ownership interest and/or representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $5.5 million, $14.3 million and $16.0 million during fiscal 2007, 2006 and 2005, respectively.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds.

Through the date of its sale on February 28, 2007, we had invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, and semiconductors for emerging markets and design automation. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V. R. Ranganath, and C. N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to the impact of changes in market values of our investments. The entities in which we held investments operate in markets that have experienced significant market price fluctuations during the year ended March 31, 2007. These entities, in which we held varying percentage interests, operate and sell their products in various global markets; however, the majority of their sales are denominated in U.S. dollars thus mitigating much of the foreign currency risk. We do not hold any derivative financial instruments at March 31, 2007.

Investment Risk

As of March 31, 2007, we owned 6,149,413 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 4,782,316 were classified as short-term and 1,367,097 classified as long-term, and $62,219 Tower Debentures which are convertible into 36,385 Tower ordinary shares. As of March 31, 2006, we held 3,077,848 share of Tower that were classified as short-term and 7,209,242 as long-term. Short-and long-term investments are subject to declines in the market as well as risk associated with the underlying investment. We periodically evaluate our investments for credit risk.

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

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

Pursuant to applicable SEC rules, the Company was no longer an “accelerated filer” as of March 31, 2007, since the market value of voting and non-voting common equity held by non-affiliates was less than $50 million as of September 29, 2006, the last business day of the second quarter of the Company’s last completed fiscal year. Because of this change in the Company’s filer status, and changes in the implementation of rules related to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management was not required under applicable SEC rules to prepare a report on internal control over financial reporting as of March 31, 2007 for inclusion in this report.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 concerning executive officers of Alliance Semiconductor is set forth in Part I of this Form 10-K after Item 4.

The information required by this Item with respect to directors, the audit committee and Section 16(a) compliance is incorporated by reference to information under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, which we refer to as the 2007 Proxy Statement.

Identification of Executive Officers

The information required by this section concerning executive officers of the Company is set forth in Part I of this Form 10-K after Item 4.

Code of Ethics

We have adopted the Code of Ethics that applies to the principal executive officer, the principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Finance Managers”). This Code of Ethics is included as an exhibit to this Form 10-K and can be found under “Corporate Governance” on the Investor page of our website www.alsc.com. If any substantive amendments are made to the Code of Ethics or any waiver is granted, including any implicit waiver, from a provision of the code to any of the Finance Managers, we will disclose the nature of such amendment or waiver on our website at www.alsc.com or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections captioned “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” contained in our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the sections captioned “Information about the Board of Directors and Committees of the Board” and “Certain Relationship and Related Transactions” contained in our 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section captioned “Principal Accountant Fees and Services” contained in our Proxy Statement.

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

June 29, 2007

By:	/s/ Karl H. Moeller
Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

June 29, 2007

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

Signature	Title	Date

/s/ Bryant Riley Bryant Riley	Chairman of the Board	June 29, 2007

/s/ J. Michael Gullard J. Michael Gullard	Director	June 29, 2007

Signature	Title	Date

/s/ Alan Howe Alan Howe	Director	June 29, 2007

/s/ Bob D’Agostino Bob D’Agostino	Director	June 29, 2007

/s/ C. N. Reddy C. N. Reddy	Director	June 29, 2007

ALLIANCE SEMICONDUCTOR CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alliance Semiconductor Corporation

We have audited the accompanying balance sheets of Alliance Semiconductor Corporation as of March 31, 2007 and 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years ended March 31, 2007 and March 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Semiconductor Corporation as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mark Bailey & Company, Ltd.
Reno, NV
June 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Semiconductor Corporation:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows for the year ended March 31, 2005 listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Alliance Semiconductor Corporation and its subsidiaries at March 31, 2005, in conformity with accounting principles generally accepted in the United State of America. In addition, in our opinion, the financial statement schedule for the year ended March 31, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 20, 2005, except as to Notes 1d, 1r, 2 and 16
as to which the date is June 27, 2007

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2006
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$58,236	$49,718
Short-term investments	129,774	7,792
Accounts receivable, net	3	2,653
Receivable from sale of securities	1,733	759
Other current assets	2,455	1,138
Deferred tax assets	12,158	2,121
Assets held for sale	5,413	12,286

Total current assets	209,772	76,467

Property and equipment, net	10	33
Investment in Tower Semiconductor (excluding short-term portion)	2,338	9,228

Alliance and Solar Ventures and other investments	—	23,147
Other assets	17	786

Total assets	$212,137	$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351	$3,525
Accrued liabilities	157	4,546
Income tax payable	34,551	34,528
Deferred tax on assets held for sale	—	2,717
Liabilities related to assets held for sale	4,075	—

Total current liabilities	39,134	45,316

Deferred tax liabilities	12,158	2,121
Other liabilities	—	45

Total liabilities	$51,292	$47,482

Commitments and contingencies (Notes 10 and 14)
Minority interest in subsidiary companies	—	295
Stockholders’ equity:
Common stock (40,778 shares issued and 32,587 shares outstanding March 31, 2007 and 43,755 shares issued and 35,584 shares outstanding March 31, 2006)	408	438
Additional paid-in capital	193,361	201,622
Treasury stock (8,190 shares at cost March 31, 2007 and March 31, 2006)	(68,658)	(68,576)
Accumulated earnings/(deficit)	35,110	(70,286)
Accumulated other comprehensive income/(loss)	624	(1,314)

Total stockholders’ equity	160,845	61,884

Total liabilities and stockholders’ equity	$212,137	$109,661

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Gain on sale of marketable securities	$1,515	$23,319	$7,712
Other income/(expense)	4,016	739	(1,631)
General and administrative expense	(7,711)	(8,979)	(4,726)

Income/(Loss) from continuing operations	(2,180)	15,079	1,355
Discontinued operations:
Memory products:
Loss on Sale	(1,645)	—	—
Operations, net of zero, $515, and $3,775 income tax for 2007, 2006 and 2005, respectively	(921)	(9,139)	(16,699)

Net loss on Memory products	(2,566)	(9,139)	(16,699)
Non-memory products:
Gain on Sale	10,776	—	—
Operations, net of $664, $655, and $5,400 income tax for 2007, 2006, and 2005, respectively	(3,187)	(11,623)	(23,887)

Net gain/(loss) on Non-memory products	7,589	(11,623)	(23,887)
Venture investments, net of zero, $4,207, and $12,252 income tax for 2007, 2006, and 2005 respectively	101,298	(20,495)	(48,715)

Gain/(Loss) from discontinued operations	106,321	(41,257)	(89,301)

Income/(Loss) before income tax	104,141	(26,178)	(87,946)
Provision (benefit) for income tax	(1,255)	396	(38,135)

Net income/(loss)	$105,396	$(26,574)	$(49,811)

Net income (loss) per share — Basic:
Continuing operations	$(0.03)	$0.41	$1.12
Discontinued operations	$3.12	$(1.16)	$(2.53)
Net income (loss)	$3.09	$(0.75)	$(1.41)
Net income (loss) per share — Diluted:
Continuing operations	$(0.03)	$0.41	$1.12
Discontinued operations	$3.09	$(1.16)	$(2.53)
Net income (loss)	$3.06	$(0.75)	$(1.41)
Weighted average number of common shares:
Basic	34,079	35,587	35,402

Diluted	34,461	35,587	35,402

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive	Retained	Total
	Common Stock		Paid-In	Treasury	Income	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	(Deficit)	Equity
	(In thousands, except per share amounts)

Balance at March 31, 2004	43,409	435	200,670	(68,524)	36,042	6,099	174,722
Issuance of common stock under ESPP	314	3	881				884
Unrealized loss on investments, net					(28,374)
Net loss						(49,811)
Total comprehensive loss							(78,185)

Balance at March 31, 2005	43,723	438	201,551	(68,524)	7,668	(43,712)	97,421

Issuance of common stock under ESPP	32	—	71	—	—	—	71
Unrealized loss on investments, net					(8,982)
Other Net Loss							—
Net loss						(26,574)
Exchange 16,125 shares for cancellation of Ferguson note				(52)			(52)
CTI							—
Total comprehensive loss							(35,556)

Balance at March 31, 2006	43,755	438	201,622	(68,576)	(1,314)	(70,286)	61,884

Unrealized gain/(loss) on investments, net					1,938		—
Net income						105,396
Stock repurchase and retirement	(2,978)	(30)	(8,905)				(8,935)
Stock repurchase				(82)			(82)
Stock based comp			808				808
Stock option exercise	1		2				2
Offering cost			(166)				(166)
Total comprehensive income							107,334

Balance at March 31, 2007	40,778	408	193,361	(68,658)	624	35,110	160,845

(1)	At March 31, 2005, 2006 and 2007, the Company held 8,155, 8,171, and 8,190 shares in treasury at each fiscal year end, respectively, which have not been retired. After taking into account these treasury shares, the net outstanding shares at March 31, 2005, 2006 and 2007 were 35,567,860 shares, 35,584,034 shares, and 32,587,790 shares respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net Income/(Loss)	$105,396	$(26,574)	$(49,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	2,830	5,461
Stock Based Comp	808	—	—
Minority interest in subsidiary companies, net of tax	295	(142)	(284)
Equity in loss of investees	6,869	14,633	20,095
Gain on investments	(2,932)	(23,319)	(7,712)
Gain on sale of business units	(123,325)	—	—
Gain on disposal of fixed assets	(157)	—	—
Other	351	100	345
Write-down of marketable securities and venture investments	1,852	1,129	16,652
Inventory write-down	—	—	9,314
Write-down of goodwill	—	—	1,538
Deferred income tax	(1,308)	—	(17,895)
Changes in assets and liabilities:
Accounts receivable	2,495	(976)	2,404
Inventory	248	910	(5,025)
Receivable from sale of securities	249	(759)	—
Assets held for sale	270	—	—
Other assets	(1,852)	587	1,782
Related party receivables	(14)	325	(80)
Deposits	385	—	—
Accounts payable	(2,810)	(1,750)	(4,131)
Accrued liabilities and other long-term obligations	(5,554)	2,778	(1,309)
Liabilities related to assets held for sale	1,145	—	—
Income tax payable	666	5,773	1,089

Net cash used in operating activities	(16,782)	(24,455)	(27,567)

Cash flows from investing activities:
Purchase of property and equipment	—	(345)	(764)
Purchase of technology license	—	—	(650)
Proceeds from sale of business units	18,803	—	—
Proceeds from sale of available-for-sale securities	9,445	83,205	33,297
Proceeds from sale of equipment	343	—	—
Purchase of short-term money market instruments	(121,534)	—	—
Investment in Tower Semiconductor Ltd.	—	(3,311)	—
Purchase of Alliance Ventures and other investments	(4,552)	(14,255)	(8,877)
Proceeds from sale of Alliance Ventures and other investments	131,976	6,655	—
Other assets	—	(244)	—

Net cash provided by investing activities	34,481	71,705	23,006

Cash flows from financing activities:
Net proceeds from issuance of common stock	2	71	884
Principal payments on lease obligations	—	—	(33)
Repurchase of common stock	(9,183)	—	—

Net cash provided by (used in) financing activities	(9,181)	71	851

Net increase/(decrease) in cash and cash equivalents	8,518	47,321	(3,710)
Cash and cash equivalents at beginning of the period	49,718	2,397	6,107

Cash and cash equivalents at end of the period	$58,236	$49,718	$2,397

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$1,466	$53	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Alliance Semiconductor and our Significant Accounting Policies

Up to March 31, 2006 Alliance Semiconductor Corporation had been a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. For several years the Company had been operating at a loss, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value. Among other things, the new Board thoroughly evaluated the Company’s operating business units to determine whether they were viable or could become so by strengthening the management team, reducing expenses or exploring other alternatives; or whether selling or closing down the operating business units would better maximize shareholder value. This analysis culminated in the Board’s decision to enter into a plan for disposal of the operating business units, which was accomplished in the first quarter of fiscal 2007 for proceeds of $14.8 million during fiscal 2007. During fiscal year 2007 the Board entered into a plan for disposal of the company’s investments in Alliance Ventures and Solar Ventures, which sales were completed during the last quarter of fiscal 2007 for aggregate gross proceeds of $128.6 million.

The Board has continued to evaluate various alternatives for the direction of the Company going forward, including the payment of a significant cash dividend to stockholders and the possibility of utilizing net operating loss carry-forward amounts in the context of acquiring another company. On June 6, 2007, the Board authorized the distribution of a significant portion of our cash surplus that is not needed for expected future operations or known liabilities, including contingent claims. The Board did not finalize the terms of any such dividend, but established a special committee of directors and empowered the special committee to declare, and finalize the timing and terms of the cash dividend. Accordingly, on June 19, 2007 the Company announced that its Board of Directors declared a special one-time cash dividend of $3.75 per share. The dividend is payable July 17, 2007 to shareholders of record as of July 6, 2007. See Note 17 to the Consolidated Financial Statements.

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

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Basis of Presentation

For purposes of presentation, we have indicated our fiscal year 2005 as ending on March 31, whereas our fiscal year during those periods actually ended on the Saturday nearest the end of March. The fiscal year ended March 31, 2005 contained 52 weeks.

(d)	Assets Held for Sale and Loss on Discontinued Operations

We account for assets held for sale and gain/(loss) from discontinued operations in accordance with SFAS 144, which requires that when a plan to dispose of assets or business operations is entered into, the assets related to that plan are separately classified on the Balance Sheet as assets held for sale, and the results of operations of business units that are subject to that plan of sale are separately accounted for on the Operations statement as gain/(loss) from discontinued operations. In March 2006 management of the Company entered into a plan to dispose of the Company’s operating business units. In June 2005 management of the Company entered into a plan to dispose of the Company’s investments in Alliance Ventures and Solar Venture Partners. Accordingly, under SFAS 144, the results of operations of these business units have been aggregated in Loss from Discontinued Operations and their assets reclassified as Assets Held for Sale.

(e)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid money market instruments with banks and financial institutions. We consider all highly liquid investments with maturity from the date of purchase of three months or less to be cash equivalents.

(f)	Short-Term Investments

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At March 31, 2007 and 2006, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

Investments that are restricted are classified as long-term investments in the non-current asset section of the balance sheet. If the investment is salable under market rules and can otherwise be classified as a marketable security, then the investment will be accounted for as an “available-for-sale” marketable security in accordance with SFAS 115. As of March 31, 2007 the Company owns approximately 1.5 million shares of Tower common stock that are carried as long-term investments because they are subject to Rule 144 limitations on sale within the next twelve months and which are carried at market, as disclosed in Note 7 to the Consolidated Financial Statements.

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

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Investments in Non-Publicly-Traded Companies

We used to invest in various non-publicly-traded high technology companies. Those investments were included in Alliance Ventures and other investments in the consolidated balance sheets. If an investment in the voting stock and other factors gave Alliance the ability to exercise significant influence over the operating and financial policies of the investee, the investment was accounted for under the equity method. Investments which did not give Alliance the ability to exercise significant influence over the operating and financial policies of the investee were accounted for under the cost method. For investments accounted for under the equity method, we included our share of the earnings or losses of the investee in our results of operations based on financial information of the investee. We reviewed the investments for impairment at least quarterly or when circumstances or events indicated that the carrying value of the investments may not be recoverable.

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

During the reporting period, we recognized revenue now reported in discontinued operations when persuasive evidence of an arrangement existed, delivery had occurred, the price was fixed or determinable and collection was reasonably assured. Collection was not deemed to be reasonably assured if customers received extended payment terms.

As we did not have any post-sales obligations or customer acceptance criteria after shipment, product revenue was generally recognized upon shipment of product to customers. We offered our customers a standard warranty for defective parts, and we recorded an allowance for warranty costs now reported in liabilities related to assets held for sale in the period in which the revenue was recorded.

We offered certain distributor rights of return in the form of stock rotation rights. These rights allowed the distributor to return products purchased from us having value up to a contracted fixed percentage of the prior quarter’s shipments to that distributor, and to return all products then held on termination of their agreements with the company.

We established reserves for warranty claims, rights of returns and allowances on product sales, all of which are reported in liabilities related to assets held for sale, which were recorded in the same period in which the related revenue was recorded. These provisions were based on estimates using historical sales returns, warranty costs, analysis of credit memo data and other known factors, and these estimates were reviewed periodically to determine if recent actual data deviated from historical trends. If we made different judgments or utilized different estimates, then material differences in the amount of our reported revenue might have resulted.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	Research and Development Costs

Costs incurred in the research and development of semiconductor devices were expensed as incurred, including the cost of prototype wafers and new production mask sets, and are reported in discontinued operations.

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

Intangible assets with definite lives are amortized over their estimated useful life, generally three years.

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

Cash is deposited with one major bank in the United States while cash equivalents are deposited in investment accounts and money market funds.

We have held significant investments in UMC and Tower. Since UMC and Tower are in the semiconductor business, they may be subject to the same fluctuations in market value that we have been, and may experience downturns in value as we have experienced. Many of the risks that we experienced as a semiconductor company are also applicable to these companies. In addition, because they are semiconductor industry participants, they are subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers. We have sold our investments in UMC as of December 31, 2005, but there can be no assurances that our investments in Tower will increase in value or even maintain its value. Because of the cyclical nature of the semiconductor industry, it is possible that this investment will experience a significant business downturn in the future which will significantly depress the value of its stock. Management believes the Company’s cash and other sources of liquidity are sufficient to fund the business for the next 12 months.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Stock-Based Compensation

At March 31, 2007 and 2006, we have one stock-based employee compensation plan, compared to March 31, 2005 when we had three such plans. These plans are described more fully in Note 12. We accounted for these plans in fiscal 2006 and 2005 using the intrinsic-value based method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement 123”. No stock-based employee compensation expense was reflected in net income in fiscal 2006 and 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In fiscal 2007 we recorded stock compensation expense in accordance with SFAS 123R “Share Based Payment”. Total stock compensation expense for the fiscal year ended March 31, 2007 of $0.7 million was included in selling, general and administrative expense and $73,000 was included in discontinued operations.

Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the Plan, the Directors’ Plan and our Employee Stock Purchase Plan in fiscal 2006 and 2005, our pro forma net loss and pro forma net loss per share for the years ended March 31, 2006 and 2005, would have been as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2006	2005

Net loss, as reported	$(26,574)	$(49,811)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,610)	(3,046)

Pro forma net loss:	$(28,184)	$(52,857)

Loss per share:
Basic and diluted — as reported	(0.75)	(1.41)
Basic and diluted — pro forma	(0.79)	(1.49)

See Note 12 — “Stock Option Plans” for the assumptions and methodology used to determine the fair value of stock-based compensation.

(q)	Net Income/(Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. At March 31, 2007, 2006 and 2005, there were 358,638, 1,796,125, and 3,395,150 options outstanding to purchase common stock that were excluded from diluted net income per share computations because their effect would have been anti-dilutive. The weighted average exercise prices of these options were $3.46, $6.00, and $7.23 for fiscal 2007, 2006 and 2005, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, the numerators and denominators used in the Basic and Diluted EPS computations consisted of the following (in thousands, except per share amounts):

	Year Ended March 31,
	2007	2006	2005

Net income/(loss) available to common stockholders	$105,396	$(26,574)	$(49,811)

Weighted average common shares outstanding
Basic	34,079	35,587	35,402

Diluted	34,461	35,587	35,402

Net income/(loss) per share: Basic	$3.09	$(0.75)	$(1.41)

Net income/(loss) per share: Diluted	$3.06	$(0.75)	$(1.41)

Comprehensive Income

We recorded comprehensive income of $107.3 million and loss of $35.6 million in fiscal 2007 and 2006, respectively, and comprehensive loss of $78.2 million in 2005. The components of comprehensive income (loss) are shown in the Consolidated Statements of Stockholders’ Equity.

(r)	Recently Issued Accounting Standards

In July 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company does not currently expect that adoption of FIN 48 will have a material impact on the company’s consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating what effect, if any, adoption of SFAS No. 157 will have on the company’s consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments. The provisions of SFAS No. 159 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating what effect, if any, adoption of SFAS No. 159 will have on the company’s consolidated results of operations and financial position.

Note 2.	Discontinued Operations

In March 2006 the Company entered into a plan to dispose of its operating business units, and in the first quarter of fiscal 2007, the Company entered into a plan to dispose of its holdings in Alliance Ventures and Solar

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ventures. Accordingly, we show the assets of these operating units and our investments as Assets Held for Sale, and their operating results are reported as Discontinued Operations for the reporting period in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”).

The plan to dispose of our operating business units resulted in the sale of substantially all of the assets and certain of the liabilities of our Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit in the first quarter of Fiscal 2007. The plan to dispose of our holdings in Alliance Ventures and Solar Ventures resulted in the sale of these holdings in the fourth quarter of Fiscal 2007.

Note 3.	Balance Sheet Components

Short-Term Investments

At March 31, short-term investments consisted of the following available-for-sale securities and derivatives (in thousands, except per share amounts):

	March 31, 2007		March 31, 2006
Company	Shares	Market Value	Shares	Market Value

Tower Semiconductor Debentures(1)		$62		$3,852
Tower Semiconductor Ltd. Shares	4,782	8,178	3,078	3,940

Total		$8,240		$7,792

(1)	Convertible to Tower ordinary shares at $1.10 per share, 36,385 share equivalents at March 31, 2007, 3,009,818 share equivalents at March 31, 2006

Long-Term Investments

At March 31, long-term investments consisted of the following (in thousands, except per share amounts):

	March 31, 2007		March 31, 2006
	Number of	Market	Number of	Market
	Shares	Value	Shares	Value

Tower Semiconductor Ltd. Shares	1,367	$2,338	7,209	$9,228
Alliance Ventures’ investments(1)	—	2,170	—	22,079
Solar Venture Partners, LP’s investments(1)	—	—	—	1,068

Total		$4,508		$32,375

(1)	Reported in Assets held for sale

Accounts Receivable

At March 31, accounts receivable consisted of the following (in thousands):

	March 31, 2007	March 31, 2006

Trade Receivables	$250	$3,768
Less allowance for doubtful accounts and returns	(247)	(1,115)

Net	$3	$2,653

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale

At March 31, assets held for sale included the following:

	March 31, 2007	March 31, 2006

Assets held for sale:
Alliance Memory receivable	526	—
Alliance Ventures’ investments	2,170	—
Deferred tax assets	2,717	2,717
Property and equipment, net	—	2,709
Related party receivables	—	71
Inventory	—	6,410
Intangible assets	—	379

Total assets held for sale	$5,413	$12,286

Inventory

At March 31, inventory consisted of the following (in thousands), all of which was included in Assets Held for Sale:

	March 31, 2007	March 31, 2006

Work in process	$—	$3,974
Finished goods	—	2,436

Total	$—	$6,410

Property and Equipment

At March 31, property and equipment consisted of the following (in thousands):

	March 31 2007	March 31 2006

Property & Equipment
Computers and software	464	430
Furniture and office equipment	6	15
Leasehold improvements	3	3
Engineering and test equipment	2	2

Gross book value	475	450
Less: Accumulated depreciation	(465)	(417)

Net book value	$10	$33

Depreciation expense for fiscal 2007, 2006 and 2005 was $0.1 million, $1.9 million, and $2.6 million, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued and Other Liabilities

At March 31, accrued liabilities consisted of the following (in thousands):

	March 31, 2007	March 31, 2006

Accrued Compensation	$117	$306
Accrued legal settlement	—	3,500
Other	40	740

Total Accrued Liabilities	$157	$4,546

Liabilities Related to Assets Held for Sale and Discontinued Operations

At March 31, 2007 and March 31, 2006, liabilities related to assets held for sale and discontinued operations were as follows:

	March 31, 2007	March 31, 2006

Liabilities related to assets held for sale:
Deferred tax liabilities on assets held for sale	$2,717	$2,717
CAD tools purchase commitments	192	—
Accrued OEM/POS Commissions	43	—
Foreign Tax Payable (Hyderabad Land sale)	643	—
Shared backlog from business unit sale	222	—
Reserves related to discontinued operations	258	—

Total liabilities related to assets held for sale	$4,075	$2,717

Accumulated Other Comprehensive Income

At March 31, 2007, accumulated other comprehensive income consisted of the following (in thousands):

	Unrealized		Net Unrealized
	Gain/ (Loss)	Tax Effect	Gain/ (Loss)

March 31, 2007
Tower Semiconductor Ltd. Ordinary Shares	1,024	(413)	611
Tower Semiconductor Ltd. Debentures	22	(9)	13

	$1,046	$(422)	$624

At March 31, 2006, accumulated other comprehensive loss consisted of the following (in thousands):

	Unrealized		Net Unrealized
	Gain/ (Loss)	Tax Effect	Gain/ (Loss)

March 31, 2006
Tower Semiconductor Ltd. Ordinary Shares	(2,742)	1,105	(1,637)
Tower Semiconductor Ltd. Debentures	541	(218)	323

	$(2,201)	$887	$(1,314)

Note 4.	Write-Down of Marketable Securities and Venture Investments

Marketable securities held by us have experienced significant changes in their market value primarily due to the business climate in the semiconductor and technology sectors and general market conditions. Management

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluates the marketable securities for potential “other-than-temporary” declines in their value. Such evaluations of our investments include researching commentary from industry experts, analysts and other companies. During the fourth quarter of fiscal 2005, we recorded a write-down on our investment in Tower ordinary shares of approximately $16.7 million. See Note 7 — “Investment in Tower Semiconductor Inc.” for additional information.

We also reviewed the carrying values of our investments in Alliance Ventures and Solar Venture Partners investee companies for potential impairments. As many of these companies were in the development stage, these reviews included future market and revenue generating potential, analysis of current and future cash flows, and ongoing product development and future financing activities. As a result of these reviews, we recorded write-downs in our investments in Alliance Ventures and Solar Ventures investee companies of $2.1 million, $1.1 million, and $3.2 million during fiscal 2007, 2006, and 2005, respectively.

At March 31, write-ups and (write-downs) of marketable securities and venture investments consisted of the following (in thousands):

	At March 31,
	2007	2006	2005

Tower Ordinary Shares and Debentures	$3,736	$(2,944)	$(16,652)
Alliance Ventures’ investments	(2,147)	(1,129)	(2,686)
Solar Venture Partners’ investments	—	—	(473)

Total write-ups (write-downs) of marketable securities and venture investments	$1,589	$(4,073)	$(19,811)

(a)	Loss in Investees Accounted for Under the Equity Method

Several of the Alliance Ventures and Solar Venture Partners investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from ownership interest and/or board representation. Our equity in the losses of the investees of Alliance Ventures and Solar Venture Partners was approximately $5.6 million, $14.6 million, and $16.9 million for fiscal 2007, 2006 and 2005, respectively.

Note 5.	Gain/ (Loss) on Investments

At March 31, gain/ (loss) on investments consisted of the following (in thousands):

	At March 31,
	2007	2006	2005

Sale of UMC shares	$—	$16,714	$7,995
Sale of Tower Shares, net	1,367	(50)	—
Alliance Venture Management	—	5,811	—
Net realized gain on Solar and AVM investee	1,416	844	—
Sale of Adaptec shares	—	—	(541)
Sale of Vitesse shares	—	—	258

Total Gain on investments	$2,783	$23,319	$7,712

As of June 8, 2007, we hold 6.2 million Tower Ordinary shares and Debentures

We recorded the following gains during fiscal 2007:

•	$1.4 million gain on the sale of 6.2 million Tower Ordinary shares and Debentures

•	$1.1 million gain on the sale of Vianeta, an AVM investee company

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$0.3 million gain on Solar investment securities

We recorded the following gains and losses during fiscal 2006:

•	$16.7 million gain on the sale of 139.3 million shares of UMC

•	$50,000 loss on the sale of 1.2 million shares of Tower

•	$5.8 million gain on the sale of Athena, an AVM investee company

•	$0.1 million loss on the sale of JP Mobile, a Solar investee company

•	$0.9 million gain on the sale of Netscaler, a Solar investee company

We recorded the following gains and losses during fiscal 2005:

•	$8.0 million gain on the sale of 45.4 million shares of UMC

•	$258,000 gain on the sale of 95,417 shares of Vitesse

•	$544,000 loss on the sale of 154,444 shares of Adaptec

Note 6.	Investment in Marketable Securities

(a)	United Microelectronics Corporation

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

UMC’s common stock price has historically experienced significant fluctuations and decreases in market value.

Note 7.	Investment in Tower Semiconductor Ltd.

At March 31, 2007, we owned 6,149,413 ordinary shares of Tower Semiconductor Ltd. (“Tower”), of which 4,782,316 were classified as short-term and 1,367,097 classified as long-term, and $62,219 Tower Debentures which are convertible into 36,385 Tower ordinary shares. As of March 31, 2006, we held 10,287,090 ordinary shares of Tower, of which 3,077,848 were classified as short-term and 7,209,242 as long-term. These shares are accounted for as available-for-sale marketable securities in accordance with SFAS 115. During fiscal 2006 we exercised our right to convert $3,880,330 of wafer credits to 2,455,905 Tower ordinary shares. We also exercised our rights to purchase $3,310,800 of Tower Debentures. These debentures were convertible into 3,009,818 registered Tower ordinary shares, and had no restrictions on their sale. Accordingly, we classified them as short-term and marked them to the current market value of Tower ordinary shares in accordance with SFAS 115. As of March 31, 2005, our short-term investment portfolio consisted of marketable equity securities in UMC and Tower. During fiscal 2006 we liquidated our position in UMC. During fiscal 2005, we liquidated our position in Vitesse and Adaptec, Inc. and reclassified 534,506 ordinary shares of Tower from long-term to short-term.

Although the price of Tower shares declined by 17%, during fiscal 2006 to $1.28, resulting in mark-to-market write-downs of $2.9 million, Tower share prices rose to $1.71 in fiscal 2007, and we recorded write-ups of $3.7 million. During the last six months of fiscal 2005, our investment in Tower experienced a 57% decline in value due to softness in the semiconductor industry, Tower’s financial performance and general market conditions. We

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated our investment in Tower at March 31, 2005 and determined that a write-down of our Tower short-term and long-term shares was necessary, and recorded a pretax, non-operating loss of $16.7 million

During the last quarter of fiscal 2007 we sold 1,298,502 Tower ordinary shares for $2.2 million, and recorded a gain of approximately $0.2 million.

As of March 31, 2006, we held $9.7 million of wafer credits acquired as part of the original Tower Share Purchase Agreement which expired on December 31, 2006. In fiscal 2007 we wrote off the remaining book balance of $0.2 million of the carrying value of the wafer credits, as we have now disposed of the activities that would enable us to further convert wafer credits to shares or loans.

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

As part of a September 2002 Tower rights offering, the Company received 794,995 ordinary shares of Tower as well as warrants to purchase 357,747 ordinary shares of Tower. Each whole warrant entitled the holder to purchase one ordinary share at an exercise price of $7.50 per share through October 31, 2006, when they expired.

Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that our investment in Tower shares and wafer credits will not decline further in value.

Mel Keating, our President and Chief Executive Officer, is a director of Tower. As of March 31, 2007, we had a 5.2% share ownership position in Tower.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A timeline of our investments in Tower is as follows (in millions, except number of shares and per share amounts):

				Investment
		Share	Investment	in Wafer	Total
	# of Shares	Price	in Shares	Credits	Investment

FY 2001	1,233,241	$13.24	$16.3	$14.7	$31.0
FQ1 2002	366,690	12.50	$4.6	$6.4	11.0
FQ2 2002 (a)	1,255,848	12.75	$16.0	$(16.0)	—
FQ1 2003	1,071,497	6.16	$6.6	$4.4	11.0
FQ3 2003	1,344,829	4.91	$6.6	$4.4	11.0
FQ3 2003(b)	794,995	5.03	$4.0	—	4.0
FQ1 2004	1,206,839	2.98	$3.6	—	3.6
FQ2 2004	228,546	2.98	$0.7	—	0.7
FQ3 2004	777,295	2.98	$2.3	—	2.3
FQ4 2004	628,611	7.00	$4.4	—	4.4
FQ2 2006 (a)	62,849	1.20	$0.1	$(0.1)	—
FQ3 2006 (a)	39,199	1.58	$0.1	$(0.1)	—
FQ4 2006 (a)	63,793	1.38	$0.1	$(0.1)	—
FQ4 2006 (a)	2,455,905	1.58	$3.9	$(3.9)	—
FQ4 2006 (b)	3,009,818	1.10	$3.3	—	3.3

Total	14,539,955		$72.6	$9.7	$82.3

(a)	Conversion of wafer credits to ordinary shares

(b)	Tower rights offering

Note 8.	Private Equity Investments

Alliance Venture Management, LLC

In October 1999, we formed Alliance Venture Management LLC (“Alliance Venture Management”), a California limited liability company, to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including N. Damodar Reddy, a former member of our Board of Directors and our former Chairman, Chief Executive Officer and President, and C.N. Reddy, our Executive Vice President for Investments and a member of our Board of Directors. After a new Board of Directors was installed in October 2005, we took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management with a new general partner in May 2006 (as more fully discussed below).

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

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships. The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis. As the sole limited partner, we owned 100% of the limited partnership interests in each partnership. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007, fiscal 2006 or fiscal 2005.

While we owned 100% of the common units in Alliance Venture Management, we did not hold any Series A, B, C, D and E member units (“Preferred Member Units”) and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each held 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, together with V. R. Ranganath, received fees and other distributions of $7.0 million.

Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. As a result of the replacement of Alliance Venture Management as the general partner, we no longer incur commitment fees, and none have been recognized during fiscal 2007. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees included compensation to N. Damodar Reddy, V. R. Ranganath, and C.N. Reddy, Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007, fiscal 2006 or fiscal 2005.

On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. Alliance reached an agreement with Alliance Venture Management and V. R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, continued to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management required approval of our Board of Directors. Mr. Ranganath’s compensation was paid through management fees to the new general partner. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions.

During fiscal 2007, we invested approximately $3.8 million in Alliance Ventures investee companies. We do not intend to invest in any new companies through Alliance Ventures, although we have in the past made follow-on investments in existing investee companies.

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

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2007, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of approximately $2.1 million, $1.1 million and $2.7 million, respectively. Also, several of the Alliance Ventures investments are accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from the ownership interest and/or the representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $5.5 million, $14.3 million and $16.0 million during fiscal 2007, 2006 and 2005, respectively.

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

On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by five Alliance investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively hold a number of private company investments. Our stockholders approved the transaction at a Special Meeting of Stockholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We recorded a book gain of approximately $106.2 million after deducting the $13.2 million of Alliance Ventures’ investments carried in Assets Held For Sale and other costs of this transaction from the $123.6 million paid at closing.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which invested in 26 of the 40 total companies invested in by Alliance Ventures. We acquired Chip Engines, Inc. (“Chip Engines”) in the fourth quarter of fiscal 2003. As part of this acquisition, we assumed net liabilities of approximately $1.1 million, including an outstanding note of $250,000 in principal amount held by Galaxy Venture Partners. During the second quarter of fiscal 2004, we repaid the note in full and approximately $22,000 of accrued interest to Galaxy Venture Partners according to the terms of the note. See “Note 15 to Consolidated Financial Statements.”

Investment in Solar Venture Partners, LP

Through February 27, 2007, we had invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focused on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation.

During the quarter ended June 30, 2006 we entered into a plan for disposal of the Solar funds, and accordingly the assets of Solar were classified as assets held for sale and the results of its operations reported in loss from discontinued operations.

On February 12, 2007 we announced that we had signed an agreement to sell our 73.31% interest in Solar Venture Partners to several funds affiliated with Willowridge and Thomas Weisel Partners for $5.0 million in cash. On February 28, 2007 we closed that sale, and recorded a book gain of approximately $4.1 million after deducting the $1.0 million of Solar Venture Partners carried in Assets Held For Sale and other costs of the transaction.

Due to our majority interest in Solar, we accounted for Solar under the consolidation method. Some of the investments Solar made were accounted for under the equity method due to its ability to exercise significant influence on the operations of the investees resulting from ownership interest and/or board representation. In fiscal

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, 2006 and 2005, we recorded equity in the loss of investees of approximately $141,000, $333,000 and $959,000 million, respectively, and recorded write-downs in certain Solar investments of zero, zero and $473,000, respectively.

During the first quarter of fiscal 2007, Solar sold its interest in Vianeta Communications for $0.5 million and recorded a net gain of $0.3 million. $239,000 of the proceeds from that sale were reinvested in Cavium Networks. In the second quarter of fiscal 2006 Solar sold its interest in NetScaler for cash and stock which was liquidated during the fourth quarter of fiscal 2006. Gross proceeds were $1.3 million for a net gain of approximately $944,000. Solar also sold its interest in JP Mobile for a net loss of $100,000.

C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V. R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested. See “Note 15 to the Consolidated Financial Statements.”

Equity Method Investments

The majority of our investments in venture funds were accounted for under the equity method of accounting. We reviewed our share of the underlying assets of the companies in which we invested and if our investment is greater than the underlying assets, we allocated the excess to goodwill, as most of the investee companies were in the early formation stage.

We also performed analyses on individual venture investee companies in accordance with FIN 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties.

Note 9.	Derivative Instruments and Hedging Activities

During fiscal 2007, 2006 and 2005, we did not have any hedge instruments in place and accordingly no hedge gains or losses or other related transactions were recorded.

Note 10.	Leases, Commitments and Contingencies

(a)	Operating Leases

We lease our headquarters facility under an operating lease that expires in January 2008. Under the terms of the lease, we are required to pay property taxes, insurance and maintenance costs.

Future minimum fiscal rental payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year

2008	$53

Total payments	$53

Rent expense for fiscal 2007, 2006, and 2005, was $0.9 million, $2.1 million, and $2.1 million, respectively.

(b)	Capital Leases

At March 31, 2007, and 2006, equipment under capital leases amounted to zero. The original lease terms ranged from three to five years.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Investment Company Act of 1940

Because of the significant investments we have made in other businesses, we could have been deemed an unregistered investment company in violation of the Investment Company Act of 1940 (the “Act”). In August 2000, we applied to the SEC for an order under Section 3(b)(2) of the Act confirming our non-investment company status. In March 2002, the staff of the SEC informed us that they could not support the granting of the requested exemption. Since that time, we had been working to resolve our status under the Act, beginning with the divestiture of certain strategic investments, including all of our UMC common stock and our continuing sale of our holdings in Tower Semiconductor. During the third quarter of fiscal 2005, we also liquidated our investments in Adaptec and Vitesse common stock.

Following the sale of our operating businesses in the first quarter of fiscal 2007, our assets consisted primarily of our investments in the Alliance Ventures and Solar funds and ordinary shares of Tower Semiconductor.

However, as described above, on January 25, 2007 we completed the sale of our interests in Alliance Ventures, and on February 28, 2007 we sold our interest in Solar Venture Partners. This matter was concluded in late 2006 by advice from the SEC it was no longer considering the Company’s status.

(d)	Alliance Ventures

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

(e)	Indemnification Obligations

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

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Product Warranties

Alliance estimated its warranty costs based on historical warranty claim experience and applied this estimate to the revenue stream for products under warranty. Included in Alliance’s sales reserve were costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period were charged to our sales reserve. The sales reserve was reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments were made when actual claim experience differs from estimates. Warranty costs have historically been insignificant.

At March 31, product warranties consisted of the following (in thousands):

	Year Ended March 31,
	2007	2006	2005

Beginning Balance	$738	$948	$1,292
Accruals for warranties issued during the year	—	659	86
Settlements on warranty claims made during the year	(588)	(869)	(430)

Ending balance	$150	$738	$948

Note 11.	Benefit for Income Taxes

At March 31, the benefit for income taxes consisted of the following (in thousands):

	2007	2006	2005

Current
Federal	$—	$195
State	—	3	4
Foreign	—	1,045

Total Current	$—	$1,243	$4

Deferred
Federal	$(4,543)	$(13,674)	$(24,170)
State	498	(1,250)	(5,669)
Valuation allowance	2,737	18,316	3,952

Total Deferred	$(1,308)	$3,392	$(25,887)

Total Tax (Benefit)	$(1,308)	$4,635	$(25,883)

In addition, a net deferred income tax benefit of zero, $48,000, and $107,000 was recorded in minority interest in subsidiary companies in fiscal years 2007, 2006 and 2005, respectively.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, net deferred tax liabilities consisted of the following (in thousands):

	2007	2006

Deferred Tax Inventory
NOL	$15,380	$2,884
Accrued expenses & reserves	160
Tax Credits	2,306	2,466
Alliance Ventures	235	35,302
Tower	12,262	18,793

Gross deferred tax assets	$30,343	$59,445

At March 31, benefit for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows (in thousands, except percentage data):

	2007	2006	2005

Tax rate reconciliation
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(764)	$(1,598)	$(12,487)
State taxes, net of federal benefit	498	(1,248)	(5,669)
Tax benefit from discontinued operations	—	(10,207)	(12,404)
Reclass from discontinued operations	(433)
Change in valuation allowance	2,737	18,315	3,952
Other, net	(3,345)	(627)	725

Total	$(1,308)	$4,635	$(25,883)

In January 2004 and April 2003 we received tax refunds from the IRS totaling $17.1 million and $15.2 million, respectively. These refunds related to losses incurred in fiscal years 2003 and 2002 carried back to fiscal years 2001 and 2000. In December 2003 the IRS began an audit of the tax years ended March 31, 1999 through March 31, 2002. On December 21, 2005 the IRS issued to the Company a Notice of Deficiency asserting that we were liable for additional taxes in the approximate amount of $26.8 million. We have filed a petition in the U.S. tax court contesting the determination made by the IRS. Based upon the advice of counsel, we are vigorously contesting the asserted liability. We previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. A basis of settlement for this determination was reached with the IRS in May 2007, which will not become final until stipulated decision documents are filed with the Tax Court. We have chosen not to make any changes to our provision for tax or the amounts reserved for settlement, pending the Tax Court’s acceptance or denial of such documents. There can be no assurance that such settlement will be accepted by the Tax Court as filed, and accordingly we cannot determine what effect the resolution of this matter will have on our financial condition, including our liquidity.

As a multinational corporation, we conducted our business in several countries and are subject to taxation in several jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

As of March 31, 2007, we had a federal net operating loss carryforward of approximately $24.8 million and cumulative state net operating loss carryforwards of approximately $23.1 million. The federal net operating loss

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforward will expire beginning in fiscal 2026 and the state net operating loss carryforwards will begin to expire in fiscal 2014 according to the rules of each particular state. As of March 31, 2007, we had federal research and experimentation tax credit carryforwards of approximately $0.4 million that will begin to expire in fiscal 2024; and federal foreign tax credit carryforwards of approximately $1.0 million that will begin to expire in fiscal 2011. The research and experimentation tax credit carryforward attributable to states is approximately $1.3 million, of which approximately all is attributable to the State of California and may be carried over indefinitely. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

Note 12.	Stock Option Plans

(a)	2002 Stock Option Plan

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

The following table summarizes grant and stock option activity under all stock option plans for fiscal years 2007, 2006 and 2005:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)

Outstanding at March 31, 2004	3,500,482	$7.82
Grants	849,500	$3.94
Exercises	130,249	$2.83
Forfeitures or expirations	824,583	$7.05

Outstanding at March 31, 2005	3,395,150	$7.23
Grants	442,000	$2.70
Exercises	0	$0.00
Forfeitures or expirations	1,382,025	$7.33

Outstanding at March 31, 2006	2,455,125	$6.00
Grants	0	$0.00
Exercises	700	$2.67
Forfeitures or expirations	1,871,525	$6.54

Outstanding at March 31, 2007	582,900	$4.93	5.90	$1,401,639

Vested and expected to vest at March 31, 2007	582,900	$4.93	5.90	$1,401,639
Exercisable and vested at March 31, 2007	566,733	$4.94	5.89	$1,363,211

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our the twelve months ended March 31, 2007 and the exercise price, times the number of in the money shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007; this amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $.5 thousand for the twelve months ended March 31, 2007. Total fair value of options vested was $851,400 for the twelve months ended March 31, 2007.

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2007, 2006, and 2005 was zero, $1.77, and $2.81, respectively. The estimated fair value at the date of grant was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at March 31, 2007, and related weighted average exercise price and contractual life information, are as follows:

Outstanding and Exercisable by Price Range
As of March 31, 2007

		Weighted
		Average
		Remaining		Number of
	Number of	Contractual	Weighted	Vested and	Weighted
	Options	Life in	Average	Exercisable	Average
Range of Exercise Prices:	Outstanding	Years	Exercise Price	Options	Exercise Price

$ 2.6 - $ 2.66	225,000	8.92	$2.63	225,000	$2.63
$ 2.72 - $ 2.92	200,000	5.58	$2.82	200,000	$2.82
$ 3.26 - $ 7.38	39,900	5.61	$5.04	23,733	$5.31
$11.84 - $13.02	118,000	0.78	$12.84	118,000	$12.84

$ 2.60 - $13.02	582,900	5.90	$4.93	566,733	$4.94

The following assumptions are used to estimate the fair value for stock options on the grant date:

Fair Value Assumptions	2007	2006		2005

Expected life	N/A	5.2 years		5 years
Risk free interest rate	N/A	4.4	% - 4.7%	3.4	% - 4.3%
Volatility	N/A	57.92%		88	% - 91%
Dividend yield	N/A	0.00%		0.00%

(b)	Employee Stock Purchase Plan

In September 1996, our stockholders approved an Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees of Alliance and its designated subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consisted of a series of 12-month offering periods composed of two consecutive 6-month purchase periods. The purchase price per share was 85% of the fair market value of the common stock, at the date of commencement of the offering period, or at the last day of the respective 6-month purchase period, whichever is lower. Purchases were limited to 10% of an eligible employee’s compensation, subject to a maximum annual employee contribution and limited to a $25,000 fair market value. Of the 1,000,000 shares of common stock authorized under the ESPP, zero, 32,299, and 180,111 shares were issued during fiscal 2007, 2006 and 2005, respectively. The ESPP program was terminated on August 15, 2005.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, the following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	2007	2006	2005

Expected life	N/A	N/A	6 -12 months
Risk-free interest rate	N/A	N/A	1.1	% - 2.5%
Volatility	N/A	N/A	62	% - 65%
Dividend yield	N/A	N/A	0.0%

The weighted average estimated grant date fair value, as defined by SFAS 123, of rights to purchase common stock under the ESPP granted in 2005 was $ $1.57 per share. There were no rights to purchase common stock under the ESPP granted in fiscal 2006 and 2007.

Note 13.	401(k) Salary Savings Plan

Effective May 1992 we adopted the Salary Savings Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby eligible employees may contribute up to 15% of their earnings, not to exceed amounts allowed under the Code. Effective April 1999, we agreed to match up to 50% of the first 6% of the employee contribution to a maximum of two thousand dollars annually per employee. The Company’s matching contribution vests over five years. In fiscal 2007, 2006 and 2005, we contributed approximately $19,800, $142,700, and $149,200, respectively.

Note 14.	Legal Matters

(a)	Balla Matter

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

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to jurisdictional and procedural arguments, , we filed a motion asking the bankruptcy court to enjoin Mr. Balla from proceeding further in the British Columbia Court on the theory that the claims against us should be deemed discharged by our bankruptcy in 1991. The bankruptcy court granted our motion to reopen the bankruptcy for purposes of our filing an adversary proceeding on the disclosure issue.

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

(b)	SegTec Ltd. Matter

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

(c)	Tower Semiconductor Ltd. Class Action

In July 2003, we were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York against Tower, certain of Tower’s directors (including N. Damodar Reddy), and certain of Tower’s shareholders (including us). The lawsuit alleges that a proxy solicitation by Tower seeking approval from the Tower shareholders for a restructuring of a financing agreement between Tower and certain investors (including us) contained false and misleading statements and/or omitted material information in violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and also alleges that certain defendants (including N. Damodar Reddy and us) have liability under Section 20(a) of the Exchange Act. The lawsuit was brought by plaintiffs on behalf of a putative class of persons who were ordinary shareholders of Tower at the close of business on April 1, 2002, the record date for

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voting on certain matters proposed in a proxy statement issued by Tower. On January 30, 2004, all the defendants, including us, filed motions to dismiss the complaint for failure to state a claim upon which relief can be granted. On August 19, 2004, Judge Kimba Wood granted defendants’ motions and dismissed the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On June 1, 2006, the Second Circuit issued a ruling affirming the dismissal. Plaintiffs had until August 31, 2006 to petition the United States Supreme Court for a writ of certiorari.

(d)	SRAM Class Actions

In October and November 2006, we and other companies in the semiconductor industry were named as defendants in a number of purported antitrust class action lawsuits filed in federal district courts in California and other states, and in Canada. The Company has been served in some but not all of these actions. The lawsuits purport to state claims on behalf of direct and indirect purchasers of SRAM products of a conspiracy between manufacturers of SRAM chips to fix or control the price of SRAM during the period January 1, 1998 through December 31, 2005. The Company intends to defend the actions vigorously and denies all allegations of wrongful activity. At this time, we do not believe these lawsuits will have a material adverse effect on the company.

(e)	Accrual for Potential Losses

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

N. Damodar Reddy, a former officer and director of the Company, is a director and investor in Infobrain, Inc. (“Infobrain”), an entity which provided the following services to us: intranet and internet web site development and support, migration of Oracle applications from version 10.7 to 11i; MRP software design implementation and training, automated entry of manufacturing data, and customized application enhancements in support of our business processes. We paid Infobrain zero during fiscal 2007, $139,700 during fiscal year 2006 prior to canceling the contract, $55,000 for the full year of fiscal year 2005, and $290,000 in fiscal 2004. According to Mr. Reddy, he is not involved in the operations of Infobrain. Infobrain advises us that Mr. Reddy owns 10.6% of Infobrain, and members of his family own an additional 6.1% of Infobrain, and that Infobrain is indebted to Mr. Reddy for $30,000.

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

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management as general partner in May 2006 (as more fully discussed below).

In November 1999, we formed Alliance Ventures I and Alliance Ventures II. As the sole limited partner, we owned 100% of the limited partnership interests in each partnership. Until May 2006, Alliance Venture Management acted as the general partner of these partnerships and the agreements were drafted to provide a management fee of 15% based upon realized investment gains from these partnerships for its managerial efforts.

At its inception in October 1999, Series A member units and Series B member units in Alliance Venture Management were created. In November 1999, we formed Alliance Ventures I, LP (“Alliance Ventures I”) and Alliance Ventures II, LP (“Alliance Ventures II”), both California limited partnerships The holders of Series A units and Series B units were allocated management fees of 15% of investment gains realized by Alliance Ventures I and Alliance Ventures II. In February 2000, upon the creation of Alliance Ventures III, LP (“Alliance Ventures III”), the management agreement for Alliance Venture Management was amended to create Series C member units, which were allocated a management fee of 16% of investment gains realized by Alliance Ventures III. In January 2001, upon the creation of Alliance Ventures IV, LP (“Alliance Ventures IV”) and Alliance Ventures V, LP (“Alliance Ventures V”), the management agreement for Alliance Venture Management was amended to create Series D and E member units, which again were allocated a management fee of 15% of investment gains realized by Alliance Ventures IV and Alliance Ventures V, respectively, calculated on an annual basis. As the sole limited partner, we owned 100% of the limited partnership interests in each partnership. No distribution of general partner interest in the form of cash or marketable securities was made to the partners of Alliance Venture Management during fiscal 2007, fiscal 2006 or fiscal 2005.

While we owned 100% of the common units in Alliance Venture Management, we did not hold any Series A, B, C, D and E member units (“Preferred Member Units”) and did not participate in the management fees generated by the management of the investment funds. N. Damodar Reddy and C.N. Reddy each held 48,000 Preferred Member Units of the 162,152 total Preferred Member Units outstanding and the 172,152 total member Units outstanding. From August 2000 to October 2003, they, together with V. R. Ranganath, received fees and other distributions of $7.0 million.

Alliance Venture Management was awarded 0.5% of the total fund commitment of Alliance Ventures I, II, III, IV and V (collectively, “Alliance Ventures”) as a management fee. As a result of the replacement of Alliance Venture Management as the general partner, we no longer incur commitment fees, and none have been recognized during fiscal 2007. In fiscal 2006, we incurred $875,000 of commitment fees. This amount was offset by expense incurred by us on behalf of Alliance Venture Management of approximately $853,000 (including salaries and benefits, rent, travel and entertainment, legal expenses, and taxes), with the remaining amount being income to Alliance Venture Management. The compensation used to offset management fees include compensation to N. Damodar Reddy, V. R. Ranganath, and C.N. Reddy. We offset against this fee certain expenses incurred for the compensation of Alliance Venture management executives, who were paid directly by us for their services to Alliance Venture Management.

On May 3, 2006, the Company, in its capacity as the only limited partner, replaced the general partner (Alliance Venture Management) of each of the Alliance Ventures limited partnerships, designating ALSC Venture Management LLC as the new general partner. On December 1, 2006 Alliance entered into an agreement with Alliance Venture Management and V. R. Ranganath whereby Mr. Ranganath, who was previously a member of and involved in the management of Alliance Venture Management, continued to participate in managing the partnerships as an employee of ALSC Venture Management, LLC, though funding decisions of ALSC Venture Management required approval of our Board of Directors. Mr. Ranganath’s compensation was paid through management fees to the new general partner. As part of that agreement, Alliance Venture Management was paid $400,000 plus 2.0% of the gross sales proceeds received from portfolio investments held by any of the Alliance Venture partnerships, which they have assigned to Mr. Ranganath.. We also agreed not to seek a refund of prior management fees and other compensation, and Alliance Venture Management agreed not to dispute our actions.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 1, 2006 we announced that we had signed an agreement with QTV Capital Limited for the sale of a portfolio of venture securities held by the five Alliance investment partnerships. Under the terms of the agreement, QTV Capital agreed to pay $123.6 million in cash for the limited partnership and general partnership interests in the five Alliance partnerships that collectively hold a number of private company investments. Our stockholders approved the transaction at a Special Meeting of Stockholders held on January 17, 2007. On January 25, 2007 we completed this sale, receiving $123.6 million paid in cash at closing. We recorded a book gain of approximately $106.2 million after deducting the $13.2 million of Alliance Ventures’ Investments carried in Assets Held For Sale and other costs of this transaction from the $123.6 million paid at closing.

In fiscal 2007, 2006 and 2005, we recorded write-downs in Alliance Ventures investee companies of approximately $2.1 million, $1.1 million, and $2.7 million, respectively. Also, several of the Alliance Ventures investments were accounted for under the equity method due to our ability to exercise significant influence on the operations of investees resulting from our ownership interest and/or representation on the Board of Directors of certain investees. The total equity in net losses of Alliance Ventures investee companies was approximately $5.5 million, $14.3 million and $16.0 million during fiscal 2007, 2006 and 2005, respectively.

N. Damodar Reddy and C.N. Reddy have formed private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Venture Management’s investment funds.

Through the date of its sale on February 28, 2007, we had invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies in the areas of networking, telecommunications, wireless, software infrastructure enabling efficiencies of the Internet and e-commerce, semiconductors for emerging markets and design automation. C.N. Reddy is a general partner of Solar and participates in running its daily operations. Furthermore, N. Damodar Reddy, V. R. Ranganath, and C.N. Reddy have also invested in Solar. Solar has invested in 17 of the 40 total companies in which Alliance Ventures funds have invested.

In the second quarter of fiscal 2006 Solar sold its interest in NetScaler for cash and stock which was liquidated during the fourth quarter of fiscal 2006. Gross proceeds were $1.3 million for a net gain of approximately $944,000. It also sold its interest in JP Mobile for a net loss of $100,000.

Note 16.	Segment and Geographic Information

In March 2006 management of the Company entered into a plan to dispose of the Company’s operating business units, which was accomplished in the first quarter of fiscal 2007 for proceeds of $14.8 million during fiscal 2007. During fiscal year 2007 management of the Company entered into a plan for disposal of the company’s investments in Alliance Ventures and Solar Ventures, which sales were completed during the last quarter of fiscal 2007 for aggregate gross proceeds of $128.6 million. Accordingly, under SFAS 144, the results of operations of these business units have been aggregated in Loss from Discontinued Operations and their assets reclassified as Assets Held for Sale.

Note 17.	Subsequent Events

The Company announced June 19, 2007 that its Board of Directors declared a special one-time cash dividend of $3.75 per share. The dividend is payable July 17, 2007 to shareholders of record as of July 6, 2007. The Company will retain substantial cash reserves after payment of this dividend. As required by the terms of the Company’s stock option plans, appropriate adjustments will be made to the terms of outstanding stock options to reflect the impact of the cash dividend.

ALLIANCE SEMICONDUCTOR CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	Beginning				End of
Description	of Period	Additions		Reductions	Period
	(In thousands)

Year ended March 31, 2007
Allowance for doubtful accounts	$130		$478	$361	$247
Year ended March 31, 2006
Allowance for doubtful accounts	$118		$48	$36	$130
Year ended March 31, 2005
Allowance for doubtful accounts	$125	$		$(7)	$118

EXHIBIT INDEX

Exhibit
Number		Document Description

2	.01 (A)	Asset Purchase Agreement dated May 1, 2006 by and among Alliance Semiconductor Corporation, PulseCore Holdings (Cayman) Inc. and PulseCore Semiconductor Corporation
2	.02 (B)	Asset Purchase Agreement dated April 18, 2006 by and among Alliance Semiconductor Corporation, Chip Engines (India) Private Limited, Tundra Semiconductor Corporation, Tundra Acquisition Corporation, Inc. and Tundra Semiconductor Corporation on behalf of Tundra Semiconductor (India) Private Limited
2	.03 (C)	Purchase Agreement dated December 1, 2006 by and between Alliance Semiconductor Corporation and QTV Capital Limited
3	.01 (D)	Registrant’s Certificate of Incorporation
3	.02 (D)	Registrant’s Certificate of Elimination of Series A Preferred Stock
3	.03 (E)	Registrant’s Certificate of Amendment of Certificate of Incorporation
3	.04 (D)	Registrant’s Bylaws
4	.01 (D)	Specimen of Common Stock Certificate of Registrant
10	.01†(F)	Form of Indemnity Agreement used between the Registrant and certain of its officers
10	.02 (G)	Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among SanDisk Corporation, The Israel Corporation, Registrant and Macronix International Co., Ltd.
10	.03 (G)	Registration Rights Agreement, dated as of January 18, 2001, by and between Tower Semiconductor Ltd., SanDisk Corporation, The Israel Corporation, Registrant, Macronix International Co., Ltd., and QuickLogic Corporation.
10	.04 (G)	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.
10	.05 (G)	Share Purchase Agreement, dated as of July 4, 2000, by and between SanDisk Corporation and Tower Semiconductor Ltd.
10	.06 (G)	Alliance / Tower Joinder Agreement, dated August 29, 2000, by and between Registrant and Tower Semiconductor Ltd.
10	.07 (G)	Alliance / TIC Joinder Agreement, dated August 29, 2000, by and between Registrant and The Israel Corporation
10	.08†(H)	Registrant’s 2002 Stock Option Plan
10	.09 (I)	Tower Semiconductor Agreement; Amendment No. 3 to payment schedule of Series A-5 additional purchase obligations, waiver of Series A-5 conditions, conversion of Series A-4 wafer credits and other provisions, dated as of November 11, 2003
10	.10†(J)	Form of Stock Option Agreement under Registrant’s 2002 Stock Option Plan
10	.11 (K)	Settlement Agreement by and among Alliance Semiconductor Corporation and the other signatories listed therein dated as of October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005
10	.12†(K)	Form of Amendment to Indemnity Agreement approved by the Board of Directors on October 17, 2005, incorporated by reference to the Form 8-K filed October 21, 2005
10	.13†(L)	Employment Agreement with Melvin L. Keating dated December 1, 2005
10	.14†(L)	Stock Option Agreement with Melvin L. Keating dated December 1, 2005
10	.15†(M)	Employment Agreement with Karl H. Moeller, Jr. dated January 13, 2006
10	.16†(M)	Stock Option Agreement with Karl H. Moeller, Jr. dated January 13, 2006
10	.17†(N)	Stock Option Agreement with Melvin L. Keating dated March 28, 2006
10	.18 (O)	Agreement dated June 8, 2006 by and among Alliance Semiconductor (India) Private Limited, Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India))
10	.19 (P)	Settlement Agreement by and among Alliance Semiconductor Corporation, Prabhakara Balla and Trit Tek Research Ltd. dated July 7, 2006

Exhibit
Number		Document Description

10	.20 (C)	Partnership Interests Purchase Agreement dated as of December 1, 2006 by and among Alliance Semiconductor Corporation and Alliance Venture Management, LLC.
10	.21 (C)	Mutual Release, dated as of December 1, 2006, by and among Alliance Semiconductor Corporation, ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P., Alliance Ventures V, L.P. and Alliance Venture Management, LLC.
10	.22†(C)	Management Agreement dated as of December 1, 2006 by and among ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P. and Alliance Ventures V, L.P.
10	.23†(C)	Employment Agreement dated as of December 1, 2006 by and between ALSC Venture Management and V.R. Ranganath
14	.01(Q)	Code of Ethics
21.01		Subsidiaries of Registrant
23.01		Consent of PricewaterhouseCoopers LLP (San Jose, California)
23.02		Consent of Mark Bailey & Company Ltd.
24.01		Power of Attorney (see page 29)
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer
32.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer
32.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2006.

(B)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2006.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2001.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 15, 2002.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2004.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 23, 2005.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on November 23, 2005.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 5, 2005.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 20, 2006.

(N)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2006.

(O)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on June 14, 2006.

(P)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 10-Q filed with the Commission on November 6, 2006.

(Q)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 10, 2004.