Form 10-K/A
period 2007-03-31
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2007-07-31
CIK 913293

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

As of June 5, 2007, there were 32,586,940 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION

Form 10-K/A

Amendment No. 1

For the Period Ended March 31, 2007

EXPLANATORY NOTE

Alliance Semiconductor Corporation (the “Company,” “Alliance,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31,2007 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended March 31, 2007, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rule 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the June 29, 2007 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Information concerning executive officers of Alliance Semiconductor as of March 31, 2007, is set forth below:

Name	Age	Position

Melvin L. Keating	60	President and Chief Executive Officer
Karl H. Moeller, Jr.	64	Interim Chief Financial Officer

Mr. Keating, 60, has served as the Company’s President and Chief Executive Officer since March 2, 2006. Prior to that, Mr. Keating served as Interim President and Chief Executive Officer of the Company since December 1, 2005 and in addition, as Interim Chief Financial Officer from December 1, 2005 until January 13, 2006. Prior to that, Mr. Keating served as a special consultant to the Company beginning in October 2005, reporting directly to the Board of Directors. Immediately prior to joining the Company, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx, Inc. (NASDAQ: QVDX) from April 2004 to September 2005. Prior to Quovadx, from 1997 to 2004, Keating served as a strategy consultant to Warburg Pincus Equity Partners, a private equity and venture capital firm, where he sourced deals and performed due diligence. From 1995 to 1997, Mr. Keating served as President and CEO of Sunbelt Management, a $1 billion net worth private company that owned and managed commercial and retail properties and was the largest landlord of Target Stores. From 1986 to 1995, Mr. Keating served as Senior Vice President — Finance and Administration of Olympia & York Companies (and its successors), a $20 billion private company that developed NYC’s World Financial Center and London’s Canary Wharf. From 2001 to 2004, Mr. Keating served on the Board of Price Legacy Corporation, a REIT he helped create while at Warburg Pincus. In addition he serves on the Board of International Silicon Solution, Inc. and Kitty Hawk, Inc. Mr. Keating holds two Masters degrees from the University of Pennsylvania, Wharton School.

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

Identification of Directors

Name	Age	Principal Occupation	Director Since

Bryant R. Riley(1)(3)	40	Founder and Chairman of B. Riley & Co, Inc.	2005
Alan B. Howe(1)(2)	46	Vice President of Strategic Development of Covad Communications	2005
Bob D’Agostino(2)(3)	40	President of Q-mation	2005
J. Michael Gullard(2)	62	General Partner of Cornerstone Management	2005
C.N. Reddy	51	Executive Vice President for Investments and Director	1985

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Bryant R. Riley is both founder and Chairman of B. Riley & Co., Inc. B. Riley & Co. is a Southern California based brokerage firm providing research and trading ideas primarily to institutional investors. Founded in 1997, B. Riley & Co. also has offices in San Francisco and New York. Mr. Riley is also the founder and Chairman of Riley Investment Management, LLC, an investment adviser which provides investment management services. He also serves on the board of directors of Kitty Hawk, Inc., International Silicon Solution, Inc. Aldila, Inc. and Celeritek, Inc., each a Nasdaq listed company. Prior to 1997, Mr. Riley held a variety of positions in the brokerage industry, primarily as an Institutional Salesman and Trader. From October 1993-January 1997 he was a co-head of Equity at Dabney-Resnick, Inc., a Los Angeles based brokerage firm. From 1991-1993 he was a co-founder of Huberman-Riley, a Texas based brokerage firm. Mr. Riley graduated from Lehigh University in 1989 with a B.S. in finance.

Alan B. Howe is currently Vice President of Strategic Development for Covad Communications, where he has served since 2005. Prior to joining Covad, Mr. Howe was a principal at Broadband Initiatives, LLC, a boutique consulting and advisory firm. Mr. Howe was also previously Chief Financial Officer of Teletrac, Inc. for six years, helping lead Teletrac through a complex recapitalization and eventually working to facilitate its sale to Trafficmaster PLC. Mr. Howe joined Teletrac from Sprint, where he was Director of Corporate Development and one of the initial team members that helped start Sprint PCS. Before joining Sprint, he was an Assistant Vice President at Manufacturers Hanover Trust (now JP Morgan Chase & Co.) in New York. Prior to his experience at Manufacturers Hanover Trust, Mr. Howe worked at Draper and Kramer, Inc., a large privately held real estate firm based in Chicago. Mr. Howe serves on the board of directors of Kitty Hawk, Inc., Dyntek, Inc., Crossroads Systems, Inc. and Terabeam, Inc. Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.

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

J. Michael Gullard has since 1984 served as a general partner of Cornerstone Management, a venture capital and consulting firm that provides strategic focus and direction for technology companies, primarily in the software and data communications industries. He also serves on the board of directors of JDA Software Group, Inc., Celeritek, Inc. and Planar Systems, Inc., each a Nasdaq listed company, and DynTek, Inc. Mr. Gullard’s 33 years in the technology industry include a number of executive and management posts at Telecommunications Technology Inc. and the Intel Corporation. He holds a B.A. and an M.B.A from Stanford University.

C.N. Reddy is the co-founder of Alliance Semiconductor and has served as a director of Alliance Semiconductor since the Company’s inception in February 1985. Mr. Reddy served as the Secretary of Alliance Semiconductor from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as Vice President of Engineering. In May 1993, he was appointed Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc., and before that he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is a named inventor of over 50 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy, the former Chairman of Alliance Semiconductor. Mr. Reddy serves on the Board of Directors of many privately held companies, including several companies in which Alliance Venture Management’s investment funds held equity interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors, our executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our Common Stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2007, all Reporting Persons complied with all applicable filing requirements.

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

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are J. Michael Gullard (Chairman), Alan B. Howe and Bob D’Agostino. The Board has determined that each of these directors is independent for purposes of the rules of the NASDAQ Stock Market and the Securities and Exchange Commission (“SEC”) as they relate to audit committee members. The Board has also determined that Mr. Gullard is an “Audit Committee Financial Expert” as defined under the rules of the SEC.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the duties, responsibilities and role of our Compensation Committee as well as the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table set forth below (the “Named Executive Officers”).

Objectives of Our Compensation Program

The primary objective of the Company’s compensation program, including our executive compensation program, is to maintain a compensation program that will fairly compensate our executives and employees, attract and retain qualified executives and employees who are able to contribute to our long-term success and encourage performance consistent with corporate goals. To that end, the Compensation Committee’s overall policy regarding compensation of executive officers is guided by the following principles:

•	Compensation arrangements shall emphasize pay for performance and encourage retention of those executives and employees who enhance the Company’s performance;

•	Compensation arrangements shall promote ownership of the Company stock to align the interests of management and stockholders;

•	Compensation arrangements shall maintain an appropriate balance between base salary and long-term and annual incentive compensation;

•	In approving compensation, the recent compensation history of the executive, including special or unusual compensation payments, shall be taken into consideration; and

•	Cash incentive compensation plans for senior executives shall link pay to achievement of financial goals for the Company.

Role of the Compensation Committee

The Compensation Committee determines the compensation of Alliance’s Chief Executive Officer and its Interim Chief Financial Officer, who constituted all of the executive officers of Alliance as of our fiscal year ended March 31, 2007 (fiscal 2007). In addition, the Compensation Committee is responsible for adopting, reviewing and administering the Company’s compensation policies and programs, including the cash bonus incentive plan and equity incentive plan, which are discussed in more detail below. In reviewing the Company’s compensation programs, the Compensation Committee intends to adhere to a compensation philosophy that (i) seeks to attract and retain qualified executives who will add to the long-term success of Alliance, (ii) promotes the achievement of financial and strategic objectives, and (iii) compensates individuals commensurate with each executive’s level of performance, level of responsibility and overall contribution to the Company’s success.

In determining the compensation of Alliance’s executive officers, the Compensation Committee considers the financial condition of the Company, the achievement of strategic objectives over relevant periods and the components of executive compensation described below. In determining the compensation for officers other than Mr. Keating, our Chief Executive Officer, the Compensation Committee considers the recommendations from Mr. Keating. The Committee also considers publicly available market and other data on executive compensation matters.

The Compensation Committee reviews the compensation practices of other companies, based in part on market survey data. The Compensation Committee does not benchmark the Company’s compensation program directly with other publicly-traded companies, since the Company has exited the semiconductor business and does not currently directly compete for executive talent with any particular group of companies. The Compensation Committee compares our executive compensation program as a whole with the programs of other companies for which survey data is available, and also compares the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful. The Committee uses peer group survey data primarily to ensure that our executive compensation program as a whole is competitive, when the Company achieves the targeted performance levels.

Components of Executive Compensation for Fiscal 2006

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

Additional factors were taken into account to a lesser degree. The Compensation Committee may in its discretion apply entirely different factors for future fiscal years. However, it is presently contemplated that all compensation decisions will be designed to further the overall compensation policy described above. Each of the elements of our executive compensation program is discussed in the following paragraphs.

Base Salaries

Base salary is the guaranteed element of employees’ annual cash compensation. The base salary for each executive officer is set primarily on the basis of the individual’s qualifications and relevant goals, the strategic goals for which he or she has responsibility, the incentives necessary to attract and retain qualified management based primarily upon the salary levels in effect for comparable positions in other public companies and overall contribution. Company performance does not play a significant role in the determination of base salary. Base salaries for our Named Executive Officers are reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. The Company does not apply specific formulas to determine increases. In setting base salaries for 2007, the Compensation Committee considered the following factors:

•	Individual performance;

•	Level of responsibility; and

•	Competitive market conditions.

None of the Named Executive Officers received an increase in base salary for fiscal 2007 compared to the prior fiscal year.

Annual Cash Bonuses

The Company believes that as an employee’s level of responsibility increases, a greater portion of the individual’s cash compensation should be variable and linked to performance. The Company does not have a formal annual cash bonus program tied to specific performance metrics. Rather, the Company may pay annual or quarterly bonuses to executive officers related to the performance of the Company in such executive officer’s functional area or otherwise in recognition of superior individual performance. For fiscal 2007, qualitative Company-wide performance standards were used in determining cash bonuses. These standards were based on a strategic plan established by the board of directors that focused primarily on the divesture of assets in order to maximize returns for the Company’s stockholders. Execution of the board’s plan was monitored and reviewed by the Compensation Committee.

In January 2007, the Compensation Committee made a discretionary cash bonus to Mr. Keating in the amount of $420,000. This bonus was tied to the achievement of the sale of the Company’s interests in the Alliance Ventures investment partnerships for $123.6 million in January 2007 and the proper execution of other asset divestures as mandated by the Company’s board of directors.

Long-Term Equity Incentives

The Compensation Committee approves periodic grants of stock options to each of the Company’s executive officers. The grants of stock options are designed to align the interests of the optionees with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, vesting schedules of options granted pursuant to the Company’s 2002 Stock Plan (historically over five years from the date of grant) encourage a long-term commitment to the Company by its executive officers. Each grant pursuant to the 2002 Stock Option Plan generally allows the optionee to acquire shares of the Company’s Common Stock at a fixed price per share (the fair market value on the grant date) over a specified period of time, thus providing a return to the optionee only if the market price of the shares appreciates over the option term. The size of the option grant pursuant to the 2002 Stock Plan to each optionee is set at a level that the Compensation Committee deems appropriate in order to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Company, but also takes into account the individual’s potential for future responsibility over the option vesting period, the individual’s performance in recent periods, industry practices and norms and the incentives granted in prior years and existing levels of stock ownership. The 2002 Stock Plan provides for incentive or non-qualified stock options.

An aggregate of approximately 5.7 million shares of Common Stock are reserved for issuance upon the exercise of awards granted to eligible participants under the 2002 Stock Plan. The Compensation Committee periodically reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon the factors described above. No awards were granted to any executive officer under the 2002 Stock Plan during fiscal 2007.

Employment Agreements

Each of Mr. Keating and Mr. Moeller is party to an employment agreement with the Company. The principal purpose of the employment agreements is to protect the Company from certain business risks (e.g., threats from loss of confidentiality or trade secrets, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship. In return, the executive officers are provided assurances with regard to salary and other compensation and benefits.

Generally, the employment agreements provide that the executives shall devote full-time attention, skill and ability to discharge the duties assigned to them, and to use their best efforts to promote and protect the interests of Alliance. The Employment Agreements are terminable by each of the respective parties thereto at any time, for any reason and with or without cause.

Mr. Keating

Mr. Keating is party to an employment agreement with the Company, dated December 1, 2005 (the “Keating Agreement”), which provides for an annual base salary (which may be increased by the Board of Directors), and the initial grant of an option to purchase up to 100,000 shares of the Company’s common stock, subject to full acceleration in the event of a Change of Control, as defined in the stock option agreement. The Keating Agreement also provides for participation in the Company’s 401(k) Plan, participation in the Company’s employee life insurance program, vacation in accordance to the Company’s standard paid vacation policy, and other employee benefit plans maintained by the Company. In addition, the Keating Agreement provides for reimbursement of certain out-of-pocket expenses actually incurred in the course of performing his duties, including reasonable living expenses in Santa Clara, California, plus commuting expenses.

Mr. Moeller

Mr. Moeller is party to an employment agreement with the Company, dated January 13, 2007 (the “Moeller Agreement”), which provides for an annual base salary (which may be increased by the Board of Directors), and the initial grant of an option to purchase up to 25,000 shares of the Company’s common stock, subject to full acceleration in the event of a Change of Control, as defined in the stock option agreement. The Moeller Agreement also provides for participation in the Company’s 401(k) Plan, paid vacation, health insurance coverage and participation in other employee benefit plans maintained by the Company.

Employee Benefits

The Company offers employee benefits coverage to provide our workforce, including our executive officers, with a reasonable level of financial support in the event of illness or injury.

Benefits, which are available to all full time employees, including executive officers of the Company, include medical, dental and vision coverage, accidental death and disability insurance, life insurance and the 401(k) Plan. The Named Executive Officers participate in these plans on the same basis as all other employees. The cost of employee benefits is partially borne by the participating employee, including each executive officer.

The Impact of Accounting and Tax Treatment on Compensation Program Design

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

The Company has adopted the provisions of SFAS 123(R), which requires the fair value of options to be recorded compensation cost in the consolidated financial statements. The adoption of SFAS 123(R) resulted in the recognition of an aggregate of $0.7 million in compensation costs during fiscal 2007.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this annual report on Form 10-K for the fiscal year ended March 31, 2007.

Bryant R. Riley, Chairman
Alan B. Howe

Summary Compensation Table

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($) (1)	($) (2)	($)	($) (3)	($)	($)	($) (4)	($) (5)

Melvin L. Keating	2007	415,000	420,000	—	337,387	—	—	9,316	1,181,703
President and Chief Executive Officer
Karl H. Moeller, Jr.	2007	240,000	—	—	34,359	—	—	12,143	286,502
Interim Chief Financial Officer
C.N. Reddy	2007	256,250	—	—	—	—	—	18,373	274,623
Executive Vice President, Investments

(1)	Salary. The amounts reported in this column represent base salaries paid to each of the Named Executive Officers for fiscal 2007.

(2)	Bonus. The amounts reported in this column reflect discretionary cash bonus awards approved by the Compensation Committee and paid in the fourth quarter of Fiscal 2007.

(3)	Option Awards. No stock options were granted to any Named Executive Officers in Fiscal 2007. The amounts reported in this column represent the dollar amount of stock options recognized, or “expensed,” based on the vesting of grants made in prior years during Fiscal 2007 for each of the Named Executive Officers as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with SFAS No. 123R. Additional information related to the calculation of the compensation cost is set forth in Note 12 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K relating to Fiscal 2007.

(4)	All Other Compensation. The amounts reported in this column represent the aggregate dollar amount for each Named Executive Officer for perquisites and other personal benefits. Under rules of the SEC, the Company is required to identify by type all perquisites and other personal benefits for a Named Executive Officer if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual. The amounts disclosed in this column for Messers. Keating, Moeller and Reddy consist of health insurance premiums, life insurance premiums accidental death and disability insurance premiums, and 401(k) matching payments.

(5)	Total Compensation. The amounts reported in this column are the sum of the prior columns for each of the Named Executive Officers.

Fiscal 2007 Grants of Plan Based Awards

No incentive plan-based awards, equity or otherwise, were awarded in fiscal 2007.

Fiscal 2007 Option Exercises and Stock Vested

During fiscal 2007, no stock options were exercised with respect to any Named Executive Officer.

Outstanding Equity Awards At Fiscal 2007 Year-End

	Option Awards					Stock Awards
Equity
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
	Number of	Number of	Number of			Number of	Value of	Shares,	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	(#)	(#)	(#)

Melvin L. Keating	100,000 (1)	—	—	$2.92	3/27/2016	—	—	—	—
	100,000 (2)	—	—	$2.72	11/30/2015	—	—	—	—
Karl H. Moeller, Jr.	25,000 (3)	—	—	$2.66	1/12/2016	—	—	—	—
C.N. Reddy	100,000 (4)	—	—	$13.02	4/12/2007	—	—	—	—

(1)	The option vested as to 20,000 shares on December 1, 2006 and vested as to the remaining 80,000 shares on January 25, 2007.

(2)	The option vested as to 100,000 shares on January 25, 2007.

(3)	The option vested as to 5,000 shares on January 13, 2007 and vested as to the remaining 20,000 shares on January 25, 2007.

(4)	The option was vested in full as of the beginning of fiscal 2007.

Pension Benefits

The Company does not accrue pension benefits to its senior executives, including the Named Executive Officers.

Non-Qualified Deferred Compensation

The Company does not have a non-qualified deferred compensation plan.

Termination and Change in Control Payments

Set forth below are the elements of compensation that would be paid to each Named Executive Officer under various post-employment and change-in-control scenarios under (i) the terms of an existing employment agreement with Mr. Keating, and (ii) the terms of an Option Agreement in place between the Company and Messrs. Keating and Moeller, respectively.

In addition to the below amounts, in connection with any termination of employment, each Named Executive Officer would be entitled to receive the following: (i) all vested amounts paid by the Company under its 401(k) plan or any similar plans, (ii) all amounts earned through the date of termination but not yet paid (bonuses, sick pay and benefits available under existing benefit plans to the extent applicable, etc.) and (iii) the value of all vested stock options. We have not included these elements of compensation below nor have we valued these elements because they are not “triggered” by any termination of employment or change in control.

Employment Agreement

Mr. Keating’s employment agreement provides in part that if the Company had terminated Mr. Keating’s employment prior to June 1, 2006, the Company would have had to pay Mr. Keating an amount equal to his base salary for the period of six months less the period of his employment. In addition, the Employment Agreement provides for fully accelerated vesting of an option covering 100,000 shares of the Company’s common stock that was granted pursuant to the Employment Agreement. Please see “Form of Option Agreement (Containing Change of Control Provision) Under 2002 Stock Plan” immediately below.

Accelerated Equity Awards

Messrs. Keating and Moeller are each party to the form of Option Agreement that contains the change in control provision described below. Upon a Change of Control (as defined below), irrespective of whether the option is assumed, substituted or terminated in connection with the transaction, the option subject to this agreement becomes fully vested and exercisable immediately prior to the completion of such transaction. The following table quantifies the value of accelerated equity awards with respect to each Named Executive Officer under the change of control that was triggered on January 25, 2007, upon the completion of the sale of the limited partnership and general partnership interests in five wholly owned Alliance Ventures investment partnerships for $123.6 million.

Benefits Associated with Change of Control

Named Executive	Number of Accelerated	Value of Accelerated
Officer	Options Shares	Equity Awards

Melvin L. Keating	180,000	$284,600
Karl H. Moeller, Jr.	20,000	$28,974

Definition of Change of Control.  For purposes of the form of Stock Option Agreement described above, a “Change of Control” occurs upon:

•	a sale, transfer or disposition of all or substantially all of the Company’s assets, subject to certain exceptions;

•	any merger, consolidation or other business combination transaction of the Company with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of the Company outstanding immediately prior to such transaction continue to hold a majority of the total voting power represented by the shares of voting capital stock of the Company (or the surviving entity) outstanding immediately after such transaction; or

•	the direct or indirect acquisition by any person or group of beneficial ownership or a right to acquire beneficial ownership of shares representing a majority of the voting power of the then outstanding shares of capital stock of the Company, subject to certain exceptions.

•	Notwithstanding the bullets immediately above, a transaction shall not constitute a “Change of Control” if its sole purpose is to change the state of the Company’s incorporation, to create a holding company that will be owned in substantially the same proportions by the persons who hold the Company’s securities immediately before such transaction, or to consummate an equity financing approved by the Board.

No additional value of accelerated equity award or other monetary benefit would have been provided to any Named Executive Officer, assuming a hypothetical change of control or termination of employment was triggered as of March 31, 2007, the end of fiscal 2007.

Compensation of Directors

Directors who are also employees of Alliance receive no separate compensation for serving as directors or as members of Board committees. Directors other than the Chairman of the Board who are not employees of Alliance receive a $50,000 annual retainer paid quarterly. The Chairman of the Board receives an annual retainer of $40,000 paid quarterly. The Chairman of the Audit Committee receives an additional retainer of $5,000 paid quarterly. All directors are reimbursed for all travel-related expenses incurred in connection with their activities as directors.

Directors are eligible to receive stock option grants under the 2002 Stock Plan. Under the 2002 Stock Plan, the amount of options, if any, granted to directors and the terms and provisions of any options granted to directors are at the discretion of the Compensation Committee. No options were granted to any non-employee director during fiscal 2007.

On November 1, 2005, each independent member of the Board received an option to purchase up to 50,000 shares of the Company’s common stock under the Company’s 2002 Stock Option Plan for his services on the Board and its committees. These options (1) were subject to a one-year cliff and ratable annual vesting over 5 years subject to the director’s continuous service on the Board; and (2) have an exercise price equal to $2.63 per share, the fair market value of the Company’s common stock on the date of grant as determined based on the closing sales price of the Company’s common stock on the Nasdaq National Market on November 1, 2005. Each option became fully vested on January 25, 2007, upon the completion of the sale of the limited partnership and general partnership interests in five wholly owned Alliance Ventures investment partnerships, which constituted a change of control as defined in the Option Agreement governing these options, resulting in $70,602 in acceleration benefits to each holder listed below.

					Change in
				Non-	Pension
	Fees			Equity	Value and
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	$

Bryant R. Riley	40,000	$—	84,409	$—	$—	$—	134,409
Alan B. Howe	50,000	—	84,409	—	—	—	144,409
Robert D’Agostino	50,000	—	84,409	—	—	—	144,409
J. Michael Gullard	55,000	—	84,409	—	—	—	149,409

(1)	The amounts set forth in this column are equal to the compensation cost recognized, or “expensed,” during fiscal 2007 for financial statement purposes (excluding forfeiture assumptions) in accordance with SFAS No. 123R, and relate to stock options granted under the 2002 Stock Plan. Of each amount, $70,602 is acceleration benefit associated with a change of control on January 25, 2007. Additional information related to the calculation of the compensation cost is set forth in Note 12 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K relating to fiscal 2007.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or was an officer or employee of the Company or any of its subsidiaries. During fiscal 2007, no member of the Compensation Committee had a current or prior relationship that must be described under the SEC rules relating to disclosure of related party transactions. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company’s Common Stock as of July 16, 2007 (or such other date as may be indicated in the footnote for the respective person) for (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Summary Compensation Table, (iii) each of our Directors and (iv) all Directors and current executive officers of the Company as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information. On July 16, 2007, there were 33,018,473 shares of the Company’s Common Stock outstanding.

	Amount and Nature
	of Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership(2)(3)	of Class

Schneider Capital Management Corporation(4)	3,584,373	10.9%
460 E. Swedesford Road, Suite 1080 Wayne, PA 19087
Dimensional Fund Advisors(5)	1,503,963	4.6%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Bryant R. Riley(6)	3,000,461	9.1%
11100 Santa Monica Blvd., Suite 800 Los Angeles, CA 90025
David J. Greene & Co. LLC(7)	2,104,343	6.4%

	Amount and Nature
	of Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership(2)(3)	of Class

599 Lexington Avenue New York, NY 10022
Lloyd Miller III(8)	3,629,159	11.0%
4550 Gordon Drive Naples, FL 34102
Francis Capital Management, LLC(9)	1,655,200	5.0%
429 Santa Monica Boulevard, Suite 320 Santa Monica, CA 90401
Harvey Partners, LLC(10)	1,655,260	5.0%
350 Madison Avenue, 8th Floor New York, NY 10017
C.N. Reddy(11)	3,904,350	11.8%
Bob D’Agostino	94,450	*
Alan B. Howe	50,000	*
J. Michael Gullard	50,000	*
Melvin L. Keating	200,000	*
Karl H. Moeller, Jr.	25,000	*
N. Damodar Reddy(12)	3,803,136	11.5%
All Directors and current executive officers as a group (7 persons)(13)		22.1%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Alliance Semiconductor Corporation, 2900 Lakeshore Drive, Santa Clara, California 95054.

(2)	Unless otherwise noted, the Company believes that all persons or entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown in the table to be beneficially owned by them, subject to community property laws where applicable.

(3)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of July 16, 2007 upon the exercise of options, excluding, however, options granted pursuant to the Company’s 1996 Employee Stock Purchase Plan. Each stockholder’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of July 16, 2007 have been exercised.

(4)	The number of shares is as reported on a Schedule 13G/A filed by Schneider Capital Management Corporation on February 12, 2007.

(5)	Dimensional Fund Advisors, Inc. (“Dimensional”) is the beneficial owner of Common Stock as a result of providing investment advice to four investment companies registered under the Investment Company Act of 1940 and serving as an investment manager to certain other commingled group trusts and separate accounts. Dimensional disclaims beneficial ownership of any shares reported above. The number of shares is as reported on a Schedule 13G/A filed by Dimensional on February 9, 2007.

(6)	The number of shares is as reported on a Schedule 13D/A filed by Bryant R. Riley on July 16, 2007. Mr. Riley directly or indirectly has sole voting and dispositive power over securities held by B. Riley & Co., Inc., B. Riley & Co. Holdings, LLC, Riley Investment Partners Masters Fund, L.P., BR Investco, LLC and Riley Investment Management LLC, the investment advisor to and general partner of SACC Partners LP. Additionally Mr. Riley is a Trustee of the B. Riley & Co. Retirement Trust. Through his relationships with these entities, Mr. Riley may be deemed to beneficially own a total of 3,000,461 shares of the Company’s Common Stock.

(7)	The number of shares is as reported on Schedule 13G filed by David J. Green & Co. LLC on February 8, 2007.

(8)	The number of shares is as reported on Schedule 13G filed by Lloyd Miller III on February 13, 2007. The reporting person has sole voting and dispositive power with respect to 1,412,729 of the reported securities and shared voting and dispositive power with respect to 2,216,430 of the reported securities as (i) an investment advisor to the trustee of certain family trusts, and (ii) the trustee to certain generation skipping trusts.

(9)	As the managing member of Francis Capital Management, LLC, John P. Francis may be deemed to beneficially own the number of reported shares.

(10)	Harvey Partners, LLC is the investment manager of Harvey SMidCap Fund, LP, a Delaware limited partnership, and Harvey SMidCap Offshore Fund, Ltd., a Cayman Islands exempted company, and, as such, possesses sole power to vote and direct the disposition of all securities of Alliance held by Harvey SMidCap Fund and Harvey SMidCap Offshore Fund. Jeffrey C. Moskowitz and James A. Schwartz, the Managing Members of Harvey Partners, share voting and investment power with respect to all securities beneficially owned by Harvey Partners.

(11)	Includes 677,500 shares held of record by C.N. Reddy Investments, Inc., of which C.N. Reddy is the sole stockholder.

(12)	Includes 345,000 shares held of record by N.D.R. Investments, Inc., of which N. Damodar Reddy is the sole stockholder.

(13)	Includes zero shares subject to options exercisable within 60 days of July 16, 2007.

Item 13.	Certain Relationships and Related Transactions

In October 1999, we formed Alliance Venture Management to manage and act as the general partner in the investment funds we intended to form. Alliance Venture Management did not directly invest in the investment funds with us, but the original agreement was drafted to allocate to it (i) a management fee out of the net profits of the investment funds and (ii) a commitment fee based on the amount of capital committed to each partnership, each as described more fully below. This structure was designed to provide incentives to the individuals who participated in the management of the investment funds, including C.N. Reddy, a member of our Board of Directors. We took the position that this agreement did not reflect the actual agreements, or that those agreements were modified by the course of dealing, and replaced Alliance Venture Management as general partner in May 2006.

On January 25, 2007 we completed the sale of a portfolio of venture securities held by the five Alliance investment partnerships to QTV Capital for $123.6 million paid in cash at closing.

C.N. Reddy has helped form private venture funds, Galaxy Venture Partners, L.L.C., Galaxy Venture Partners II, L.L.C. and Galaxy Venture Partners III, L.L.C. (collectively, “Galaxy Venture Partners”), which have invested in 26 of the 40 total companies invested in by Alliance Ventures. Multiple Alliance Ventures funds may invest in the same investee companies.

Through the date of its sale on February 28, 2007, we had invested $12.5 million in Solar Venture Partners, LP (“Solar”), a venture capital partnership that focuses on investing in early stage companies. C.N. Reddy is a general partner of Solar, participates in running its daily operations, and has also invested in Solar. Solar invested in 17 of the 40 total companies in which Alliance Ventures funds were invested.

Item 14.	Principal Accountant Fees and Services

Price Waterhouse Coopers (“PwC”) was the Company’s independent registered public accounting firm from the Company’s inception in 1985 until PwC resigned on December 6, 2005 (see the Form 8-K filed by the company on December 12, 2005 for additional information).

On April 10, 2007, the Audit Committee of the Company’s Board of Directors engaged Mark Bailey & Co. Ltd. (“Mark Bailey”) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2007. Mark Bailey served as the Company’s registered public accounting firm for the fiscal year ending

March 31, 2006, as well. The fees billed relating to fiscal years 2007 and 2006 for each of the following categories of services are set forth below:

	2007	2006

Audit Fees(a)	$552,000	$848,000
Audit Related Fees(b)	$—	$75,000
Tax Fees(c)	—	—
All Other Fees	—	—

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, and includes fees for consents. Audit Fees in 2007 include a maximum of $125,000 which will be billed on hours and rate for actual work performed and $22,000 for prior auditor’s consent to the annual filing.. Audit fees for 2006 include $78,000 for prior auditor’s consent to the annual filing.

(b)	Audit related fees represent fees for accounting consultations related to potential transactions.

(c)	Tax fees principally include fees for tax planning advice. All such services were pre-approved by the Audit Committee.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors, which they have done. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The exhibit index below lists the exhibits that are filed as part of this amendment.

Exhibit
Number	Exhibit Title

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer.
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE SEMICONDUCTOR CORPORATION

By:	/s/ Melvin L. Keating
Melvin L. Keating
President and Chief Executive Officer*
(Principal Executive Officer)

July 31, 2007

By:	/s/ Karl H. Moeller, Jr.
Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

July 31, 2007

*	Melvin L. Keating also signed this report as attorney-in-fact on behalf of each member of the Company’s board of directors, pursuant to a power of attorney signed on July 29, 2007.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer.
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer.