Form 10-Q
period 2007-06-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2007-08-16
CIK 913293

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007,
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
Large accelerated ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, there were 33,020,023 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended June 30, 2007

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$90,936	$58,236
Short-term investments	104,186	132,112
Accounts receivable, net	17	3
Receivable from sale of securities	—	1,733
Other current assets	2,514	2,455
Deferred tax assets	15,023	12,158
Assets held for sale	2,473	5,413

Total current assets	215,149	212,110

Property and equipment, net	6	10
Other assets	15	17

Total assets	$215,170	$212,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$351
Accrued liabilities	144	157
Income tax payable	34,551	34,551
Liabilities related to assets held for sale	1,373	4,075

Total current liabilities	36,591	39,134

Deferred Tax Liabilities	15,023	12,158

Total liabilities	$51,614	$51,292

Commitments and contingencies (Note 5)
Minority interest in subsidiary companies	—	—
Stockholders’ equity:
Common stock (41,013 shares issued and 32,858 shares outstanding June 30, 2007 and 40,778 shares issued and 32,587 shares outstanding March 31, 2007)	408	408
Additional paid-in capital	193,626	193,361
Treasury stock (8,190 shares at cost June 30, 2007 and March 31, 2007)	(68,658)	(68,658)
Accumulated earnings	38,590	35,110
Accumulated other comprehensive income/(loss)	(410)	624

Total stockholders’ equity	163,556	160,845

Total liabilities and stockholders’ equity	$215,170	$212,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 30,
	2007	2006
Gain on sale of marketable securities	$—	$1,063
Other income	2,664	644
General and administrative expense	(1,378)	(2,285)

Income/(Loss) from continuing operations	1,286	(578)
Discontinued operations:
Memory products:
Gain/(Loss) on Sale	50	(1,920)
Operations, net of $28 and zero income tax for 2007 and 2006, respectively	—	(1,011)

Net income/(loss) on Memory products	50	(2,931)
Non-memory products:
Gain on Sale	1,616	6,385
Operations, net of $28 and $21 income tax for 2007 and 2006, respectively	(92)	(321)

Net income on Non-memory products	1,524	6,064
Venture investments, net of $28 and zero income tax for 2007 and 2006, respectively	66	(2,030)

Gain on sale of patents	1,250	—

Gain from discontinued operations	2,890	1,103

Income before income tax	4,176	525
Provision for income tax	698	—

Net income	$3,478	$525

Net income (loss) per share - Basic:
Continuing operations	$0.02	$(0.02)
Discontinued operations	$0.09	$0.03
Net income	$0.11	$0.01

Net income (loss) per share - Diluted:
Continuing operations	$0.02	$(0.02)
Discontinued operations	$0.09	$0.03
Net income	$0.11	$0.01

Weighted average number of common shares:
Basic	32,594	35,584

Diluted	32,768	35,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	June 30,
	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net Income	$3,478	$525
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	129
Stock based compensation	3	—
Minority interest in subsidiary companies, net of tax	—	(58)
Equity in (gain)/loss of investees	(14)	2,708
Gain on investments	(140)	(2,480)
Gain on sale of business units	(1,630)	(4,466)
Other	3	—
Write-down of marketable securities and venture investments	—	460
Gain on sale of patents	(1,250)	—
Provision for income tax	698	—
Changes in assets and liabilities:
Accounts receivable	(13)	1,149
Inventory	—	(227)
Receivable from sale of securities	1,733	(56)
Receivable from sale of business units	—	(524)
Assets held for sale	335	271
Other assets	(59)	(6)
Related party receivables	—	(14)
Deposits	—	—
Accounts payable	172	(1,758)
Accrued liabilities and other long-term obligations	(13)	1,499
Liabilities related to assets held for sale	(382)	746
Income tax payable	—	46

Net cash provided by (used in) operating activities	2,925	(2,056)

Cash flows from investing activities:
Proceeds from sale of business units	1,630	14,207
Proceeds from sale of available-for-sale securities	—	3,800
Proceeds from sale of equipment	—	186
Proceeds from short-term money market instruments	26,193	—
Purchase of Alliance Ventures and other investments	—	(1,001)
Proceeds from sale of Alliance Ventures and other investments	439	206
Proceeds from Sale of Patents	1,250	—

Net cash provided by investing activities	29,512	17,398

Cash flows from financing activities:
Net proceeds from issuance of common stock	263	—

Net cash provided by (used in) financing activities	263	—

Net increase/(decrease) in cash and cash equivalents	32,700	15,342
Cash and cash equivalents at beginning of the period	58,236	49,718

Cash and cash equivalents at end of the period	$90,936	$65,060

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$—	$—

Cash paid for interest	$—	$—

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission on June 29, 2007.
The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008, or any future period and we make no representations related thereto.
In March 2006 the Company entered into a plan to dispose of its operating business units, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. Accordingly, we show any untransferred assets of these operating units as Assets Held for Sale as of June 30, 2007, and their operating results and gain/loss on disposal are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
Note 2. Balance Sheet Components
Short-term Investments
Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At June 30, 2007 and March 31, 2007, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.
Short-term investments include the following at June 30, 2007 and March 31, 2007 (in thousands):

	June 30, 2007		March 31, 2007
Company	Shares	Market Value	Shares	Market Value
Tower Semiconductor Debentures (1)		$52		$62
Tower Semiconductor Ltd. Shares	6,149	8,794	6,149	10,516
Short-term marketable securities		95,340		121,534

Total		$104,186		$132,112

(1)	Convertible to Tower ordinary shares at $1.10 per share, 36,385 share equivalents at June 30, 2007, 3,009,818 share equivalents at March 31, 2006

Assets Held for Sale
     At June 30, 2007 and March 31, 2007, assets held for sale included the following:

	June 30, 2007	March 31, 2007
Assets held for sale:
Memory receivables	191	526
Alliance Ventures’ investments (1)	1,887	2,170
Deferred tax assets	395	2,717

Total Assets held for sale	$2,473	$5,413

1   On January 25, 2007 we completed the sale of a portfolio of venture securities held by five Alliance investment partnerships to QTV Capital for $123.6 million in cash. The sale included all investments except our interest in Selby Ventures II and a partial interest in certain escrow proceeds from prior sale of our interests in two investee companies.
Liabilities Related to Assets Held for Sale and Discontinued Operations
At June 30, 2007 and March 31, 2007, liabilities related to assets held for sale and discontinued operations were as follows:

	June 30, 2007	March 31, 2007
Liabilities related to assets held for sale:
Deferred tax liabilities on assets held for sale	$395	2,717
CAD tools purchase commitments	128	192
Accrued OEM/POS Commissions	43	43
Foreign Tax Payable (Hyderabad Land sale)	643	643
Shared backlog from business unit sale	—	222
Reserves related to discontinued operations	164	258

Total liabilities related to assets held for sale	$1,373	$4,075

Accumulated Other Comprehensive Income
At June 30, 2007 and March 31, 2007, the accumulated other comprehensive income was as follows (in thousands):

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
June 30, 2007
Tower Semiconductor Ltd. Ordinary Shares	(698)	281	(417)
Tower Semiconductor Ltd. Debentures	12	(5)	7

	$(686)	$276	$(410)

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)
March 31, 2007
Tower Semiconductor Ltd. Ordinary Shares	1,024	(413)	611
Tower Semiconductor Ltd. Debentures	22	(9)	13

	$1,046	$(422)	$624

Note 3. Comprehensive Income
The following are the components of comprehensive income (in thousands):

	Three months ended
	June 30, 2007	June 30, 2006
Net income	$3,478	$525
Unrealized gain/(loss) on marketable securities	(1,034)	1,003

Comprehensive income	$2,444	$1,528

As discussed in Note 2, Balance Sheet Components, accumulated other comprehensive income consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.
Note 4. Net Income Per Share
Basic income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options.
The computations for basic and diluted income per share are presented below (in thousands, except per share amounts):

	Three months ended
	June 30, 2007	June 30, 2006
Net income available to common stockholders	$3,478	$525

Weighted average common shares outstanding
Basic	32,594	35,584

Diluted	32,768	35,584

Net income per share: Basic	$0.11	$0.01

Net income per share: Diluted	$0.11	$0.01

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended
	June 30,
	2007	2006
Weighted stock options outstanding	30	1,604

Note 5. Commitments and Contingencies
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

Note 6. Income Tax
In the first three months of fiscal 2007 we have not recognized any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we are not certain that we will have income in the future to use such benefits. We have provided for $83,000 in alternative minimum tax in the first three months of fiscal 2008 for our gains in Continuing and Discontinued Operations.
In the first three months of fiscal 2008 deferred tax assets and liabilities both increased by $2.9 million, $2.3 million of which resulted from reclassification of deferred tax previously reported in Assets Held for Sale and Liabilities Related to Assets Held for Sale. Of the remaining $0.6 million, $0.7 million was due to tax on the mark to market write down of Tower Common Stock which was offset by $83,000 of AMT.
Separately, we have been subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. See Item 2, Management’s Discussion and analysis of Financial Condition and Results of Operations —Provision (Benefit) for Income Tax and Note 8 (b) Subsequent Events regarding Settlement Documents Filed in Tax Case).
Effective at the beginning of the first quarter of fiscal 2008, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
As a result of the implementation of FIN 48 We made no changes to our tax liability or deferred taxes, as we have previously classified interest and penalties in our tax expense and reflected them in our tax liability as of June 30, 2007.
Note 7. Legal Matters
     (a) SRAM Class Actions
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
Note 8. Subsequent Events
a) Special Dividend
     The Company announced June 19, 2007 that its Board of Directors declared a special one-time cash dividend of $3.75 per share. The dividend was paid July 17, 2007 to shareholders of record as of July 6, 2007. The Company retains substantial cash reserves after payment of this dividend. As required by the terms of the Company’s stock option plans, appropriate adjustments were made to the terms of outstanding stock options to reflect the impact of the cash dividend.
b) Settlement Documents Filed in Tax Case
     On July 5, 2007 we announced that pursuant to the terms of stipulated settlement documents filed with the U.S. Tax Court, we will not be liable to make any payments for additional taxes previously asserted as due in a Notice of Deficiency with respect to Alliance’s 2000, 2001 and 2002 tax years. Alliance’s net operating losses will be reduced in connection with the agreement, among other adjustments. In addition, Alliance expects to receive a tax refund of up to approximately $6 million for the 2001 tax year as a result of the terms of settlement. The terms of the settlement remain subject to the approval of the Congressional Joint Committee on Taxation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. These statements relate to products, trends, liquidity and markets. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Such forward-looking statements include statements regarding an expected tax refund for the 2001 tax year. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value of securities we own, and those described in the section entitled “Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission on June 29, 2007.
OVERVIEW
Up to March 31, 2006 Alliance Semiconductor Corporation had been a worldwide provider of analog and mixed signal products, high-performance memory products and connectivity and networking solutions for the communications, computing, embedded, industrial and consumer markets. For several years, the Company had been operating at a loss, and during 2005 a group of shareholders sought management changes and ultimately reached agreement with the Company to install a new Board of Directors to refocus the Company on maximizing shareholder value. As previously reported in our Annual Report on Form 10-K filed June 29, 2007, during the fiscal year ended March 31, 2007 we sold our operating business units and exited the semiconductor industry, and sold our interests in the Alliance Ventures investment portfolio and Solar Venture Partners. Our activities now focus on realizing the value in our remaining investments and completing the closedown of the now unused operating entities remaining.
INVESTMENTS
Tower Semiconductor Ltd.
At June 30, 2007, we owned 6,149,413 ordinary shares of Tower Semiconductor Ltd. (“Tower”), all of which were classified as short-term and $52,031 Tower Debentures which are convertible into 36,385 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115.
Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares rose to as high as $1.86 during fiscal 2007, but during the three months ended June 30, 2007 Tower share prices have since declined to as low as $1.42. Given this volatility, there can be no assurance that our investment in Tower shares will not decline in value. .
Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. We hold 5.1% of the outstanding Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
During the quarter ended June 30, 2007 we did not sell any Tower shares, due primarily to availability of for-sale shares due to timing of the prior quarter’s sales.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that our investment in Tower shares will not decline further in value.

Gain/Loss on Investments
During the first three months of fiscal year 2008, we did not sell any Tower Shares, but wrote down the book value of our Tower shares and debentures to current market values by $1.7 million, which is reflected in a change in Other Comprehensive Income on our Balance Sheet of $1.0 million net of tax.
Other Income
Other income represents interest income from short-term investments of $2.4 million and foreign exchange gain/loss of $0.3 million. In the first three months of fiscal 2008, other income was approximately $2.7 million compared to $644,000 in the first three months of fiscal 2007.
RESULTS OF DISCONTINUED OPERATIONS
Equity in Gain/Loss of Investees
As a result of our entry into a plan to dispose of Alliance Ventures prior to the reported period, its results are reported under discontinued operations. Results for Solar Ventures are also reported under discontinued operations. Our proportionate share in the net gain/loss of the equity investees of Alliance Ventures and Solar Ventures was approximately $14,000 gain and zero, respectively for the three months ended June 30, 2007 and $2.7 million and $51,000, respectively for the comparable period in fiscal 2007. We took impairment write-downs on Alliance Ventures Investments of zero and approximately $500,000 during the first quarter of fiscal 2008 and 2007, respectively. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits.
Provision (Benefit) for Income Tax
For the first three months of fiscal 2008 and 2007, we recorded $83,000 income tax expense on pre-tax profits from continuing operations before minority interest in consolidated subsidiaries, but have recorded a reduction in the deferred tax valuation allowance of approximately $700,000. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
     On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company has vigorously contested the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. A basis of settlement for this determination was reached with the IRS in May 2007, which will not become final until stipulated decision documents are filed with the Tax Court. We have chosen not to make any changes to our provision for tax or the amounts reserved for settlement, pending the Tax Court’s acceptance or denial of such documents. There can be no assurance that such settlement will be accepted by the Tax Court as filed, and accordingly we cannot determine what effect the resolution of this matter will have on our financial condition, including our liquidity (see Note 8 (b). Subsequent Events regarding Settlement Documents Filed in Tax Case).
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, we had approximately $90.9 million in cash and cash equivalents, an increase of approximately $25.8 million from June 30, 2006 and approximately $179.6 million in working capital, an increase of approximately $122.9 million from $55.6 million at June 30, 2006. We had short-term investments in marketable securities whose fair value at June 30, 2007 was $104.2 million, an increase of $98.2 million from $6.0 million at June 30, 2006.

On July 17, 2007 we paid a special cash dividend of $3.75 per share to all shares of record as of July 8, 2007, which totaled $123.9 million (see Note 8 (a) Special Dividend in Item 1,Part I of this report).
Management believes our remaining cash reserves and sales of short term investments will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:
Off-Balance Sheet Contractual Obligations
(in thousands)

	Less than 1
	Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Operating leases (1)	$35	$—	$—	$—	$—

Commitment to invest in CAD tools (2)	$128	$—	$—	$—	$—

TOTAL	$163	$—	$—	$—	$—

(1)	Future payments related to operating leases are primarily related to facilities rents.

(2)	Future CAD tool commitments are payments related to CAD tool licenses under non-cancelable leases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We do not hold any derivative financial instruments for trading purposes at June 30, 2007.
INVESTMENT RISK
We hold shares in Tower Semiconductor which are traded on both the Israeli and NASDAQ stock exchanges. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters which could harm our business and financial condition. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value.

Until January 20, 2006 a substantial portion of our Tower shares were subject to restriction on sale, but we are now able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. At June 30, 2007, we held 5.1% of the outstanding Tower shares, which limits our ability to sell more than 1% of the outstanding shares of Tower stock in any 3 month period under Rule 144.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
     The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS.
IRS Petition
     On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. On July 5, 2007, the Company announced that pursuant to the terms of stipulated settlement documents filed with the U.S. Tax Court, we will not be liable to make any additional payments for additional taxes previously asserted as due in the Notice of Deficiency with respect to our 2000, 2001 and 2002 tax years. The terms of the settlement remain subject to the approval of the Congressional Joint Committee on Taxation . The Company has chosen not to make any changes to its provision for tax or the amounts reserved for settlement, pending the Tax Court’s acceptance or denial of such documents. There can be no assurance that such settlement will be accepted by the Tax Court as filed (see Note 8 (b). Subsequent Events regarding Settlement Documents Filed in Tax Case).
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
We are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. On July 5, 2007, the Company announced that pursuant to the terms of stipulated settlement documents filed with the U.S. Tax Court, we will not be liable to make any additional payments for additional taxes previously asserted as due in the Notice of Deficiency with respect to our 2000, 2001 and 2002 tax years. The terms of the settlement remain subject to the approval of the Congressional Joint Committee on Taxation. The Company has chosen not to make any changes to its provision for tax or the amounts reserved for settlement, pending the Tax Court’s acceptance or denial of such documents. There can be no assurance that such settlement will be accepted by the Tax Court as filed. Accordingly, we cannot determine at this stage what effect the resolution of this matter will have on our liquidity (see Note 8 (b). Subsequent Events regarding Settlement Documents Filed in Tax Case).
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
We hold securities that we have a limited ability to sell and which have experienced significant declines in value.
We have held, and continue to hold, investments in securities which we have limited ability to sell. These assets may decline in value as a result of factors beyond our control, which may adversely affect our financial condition. The shares we hold in Tower are unregistered, and our sales of these shares are subject to Rule 144. We are no longer an affiliate of Tower, and we intend to liquidate our position in Tower stock as soon as practicable. We expect to be able to do so with the most these months.
Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares rose to as high as $1.86 during fiscal 2007, but during the three months ended June 30, 2007 Tower share prices have since declined to as low as $1.42 Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. We cannot be certain that our investment in these securities will not decline further in value.
Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.
Our revenue has historically been subject to fluctuations due to a variety of factors, including general economic conditions. As discussed in our Annual Report on Form 10-K filed June 29, 2007, we have sold each of our operating business units, and have exited the semiconductor business that had previously characterized our company. Also, we have completed the sale of our Alliance Venture Investments portfolio and our interest in Solar Venture Partners. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, may cause our income to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly. Other factors that could affect our stock price, in addition to performance, are:

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
     The changes in our business have caused us to reduce our staff to a level commensurate with our current business activity. If we were to lose key members of our small staff, we could be adversely affected. If we were to use our resources to acquire an operating business, our future success would depend on our ability to attract and retain qualified management and finance personnel for which competition is intense globally. Additionally, limited human resources and untimely turnovers in staff may result in difficulties in implementing our policies and procedures including those related to our internal controls. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of new and replacement personnel.

ITEM 6.
EXHIBITS

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 16, 2007.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 16, 2007.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 dated August 16, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
August 16, 2007	By:	/s/ Melvin L. Keating
Chief Executive Officer
(Principal Executive Officer)

August 16, 2007	By:	/s/ Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 16, 2007.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 16, 2007.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 16, 2007.