Form 10-Q
period 2007-09-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2007-11-14
CIK 913293

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007,
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
Large accelerated ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 30, 2007, there were 33,011,940 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended September 30, 2007

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,655	$58,236
Short-term investments	68,300	129,774
Accounts receivable, net	5	3
Receivable from sale of securities	—	1,733
Other current assets	1,999	2,455
Deferred tax assets	11,910	12,158
Assets held for sale	2,003	5,413

Total current assets	90,872	209,772

Property and equipment, net	2	10
Investment in Tower Semiconductor (excluding short-term portion)	—	2,338
Other assets	15	17

Total assets	$90,889	$212,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72	$351
Accrued liabilities	148	157
Income tax payable	34,719	34,551
Liabilities related to assets held for sale	1,110	4,075

Total current liabilities	36,049	39,134

Deferred tax liabilities	11,910	12,158

Total liabilities	$47,959	$51,292

Commitments and contingencies (Note 5)
Minority interest in subsidiary companies
Stockholders’ equity:
Common stock (41,209 shares issued and 33,018 shares outstanding September 30, 2007 and 40,778 shares issued and 32,587 shares outstanding March 31, 2007)	412	408
Additional paid-in capital	194,541	193,361
Treasury stock (8,190 shares at cost September 30, 2007 and March 31, 2007)	(68,658)	(68,658)
Accumulated earnings/(deficit)	(84,097)	35,110
Accumulated other comprehensive income/(loss)	732	624

Total stockholders’ equity	42,930	160,845

Total liabilities and stockholders’ equity	$90,889	$212,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Gain/(Loss) on sale of marketable securities	$(62)	$(19)	$(62)	$1,044
Other income	1,301	829	3,966	1,473
General and administrative expense	(909)	(1,352)	(2,287)	(3,637)

Income/(Loss) from continuing operations	330	(542)	1,617	(1,120)
Discontinued operations:
Memory products:
Gain/(Loss) on Sale	299	(279)	349	(2,199)
Operations, net of $4 and zero income tax for 2007 and 2006, respectively	(22)	(457)	(22)	(1,468)

Net gain/(loss) on Memory products	277	(736)	327	(3,667)
Non-memory products:
Gain/(Loss) on Sale	6	(463)	1,622	5,922
Operations, net of $4 and zero income tax for 2007 and 2006, respectively	(16)	(868)	(108)	(1,189)

Net gain/(loss) on Non-memory products	(10)	(1,331)	1,514	4,733
Venture investments, net of $4 and zero income tax for 2007 and 2006, respectively	(40)	(3,227)	26	(5,257)
Gain on sale of patents	—	—	1,250	—

Gain/(Loss) from discontinued operations	227	(5,294)	3,117	(4,191)

Income/(Loss) before income tax	557	(5,836)	4,734	(5,311)
(Provision) benefit for income tax	613	—	(85)	—

Net income/(loss)	$1,170	$(5,836)	$4,649	$(5,311)

Net income/(loss) per share — Basic:
Continuing operations	$0.03	$(0.01)	$0.05	(0.03)
Discontinued operations	$0.01	$(0.15)	$0.09	$(0.12)
Net income/(loss)	$0.04	$(0.16)	$0.14	$(0.15)

Net income/(loss) per share — Diluted:
Continuing operations	$0.03	$(0.01)	$0.05	$(0.03)
Discontinued operations	$0.01	$(0.15)	$0.09	$(0.12)
Net income/(loss)	$0.04	$(0.16)	$0.14	$(0.15)

Weighted average number of common shares:
Basic	33,013	35,520	32,811	35,552

Diluted	32,803	35,520	32,876	35,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	September 30,
	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net Income/(Loss)	$4,649	$(5,311)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	8	133
Stock based compensation	6	—
Minority interest in subsidiary companies, net of tax	—	(66)
Equity in loss of investees	254	5,664
Gain on investments	(78)	(2,305)
Gain on sale of business units	(2,076)	(3,685)
Other	—	(81)
Write-down of marketable securities and venture investments	—	475
Gain on sale of patents	(1,250)	—
Provision for income tax	698	—
Deferred income tax	(771)	—
Changes in assets and liabilities:
Accounts receivable	(2)	2,158
Inventory	—	(243)
Receivable from sale of securities	1,733	(2,993)
Receivable from sale of business units	—	(524)
Assets held for sale	476	271
Other assets	455	(1,663)
Related party receivables	—	(14)
Accounts payable	(279)	(1,503)
Accrued liabilities and other long-term obligations	(9)	(3,963)
Liabilities related to assets held for sale	(585)	934
Income tax payable	168	24

Net cash provided by (used in) operating activities	3,397	(12,692)

Cash flows from investing activities:
Proceeds from sale of business units	1,773	14,207
Proceeds from sale of available-for-sale securities	1,820	6,718
Proceeds from sale of equipment	—	186
Proceeds from sale of short-term money market instruments	62,108	—
Purchase of Alliance Ventures and other investments	—	(4,052)
Proceeds from sale of Alliance Ventures and other investments	750	117
Proceeds from sale of patents	1,250	—

Net cash provided by investing activities	67,701	17,176

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,178	—
Special dividend	(123,857)	—
Repurchase of common stock	—	(8,991)

Net cash used in financing activities	(122,679)	(8,991)

Net decrease in cash and cash equivalents	(51,581)	(4,507)
Cash and cash equivalents at beginning of the period	58,236	49,718

Cash and cash equivalents at end of the period	$6,655	$45,211

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$—	$1,351

Cash paid for interest	$—	$—

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
The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008, or any future period and we make no representations related thereto.
In March 2006 the Company entered into a plan to dispose of its operating business units, which has resulted in the sale of substantially all of the assets and certain of the liabilities of its Systems Solutions business unit, Analog and Mixed Signal business unit, and Memory business unit. During fiscal 2007 the Board entered into a plan for disposal of the Company’s investments in Alliance Ventures and Solar Ventures which resulted in the sale of substantially all of those investments. Accordingly, we show any un-transferred assets of these operating units and investments as Assets Held for Sale as of September 30, 2007, and their operating results and gain/loss on disposal are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
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
Note 2. Balance Sheet Components
Short-term Investments
Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate any non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At September 30, 2007 and March 31, 2007, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments in equity securities is based on quoted market prices. Realized gains and losses are computed using the specific identification method. Short-term marketable securities are carried at cost.

Short-term investments include the following at September 30, 2007 and March 31, 2007 (in thousands):

	September 30, 2007		March 31, 2007
Investment	Shares	Market Value	Shares	Market Value
Tower Semiconductor Debentures (1)		$65		$62
Tower Semiconductor Ltd. Shares	4,922	8,810	4,782	8,178
Alliance Ventures’ investments (2)		1,618		—
Short-term Marketable securities (3)		59,425		121,534

Total		$69,918		$129,774

(1)	Convertible to Tower ordinary shares at $1.10 face value per share, 36,385 share equivalents at September 30, 2007 and March 31, 2007

(2)	Classified as long-term at March 31, 2007. Reported in Assets Held for Sale

(3)	Consists of asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust, and guaranteed by a subsidiary of Ambac Financial Group, Inc.
Long-term Investments
At September 30 and March 31, 2007, long-term investments consisted of the following (in thousands):

	September 30, 2007		March 31, 2007
	Number of	Market	Number of	Market
	Shares	Value	Shares	Value
Tower Semiconductor Ltd. Shares (1)			1,367	$2,338
Alliance Ventures’ investments (1,2)	—	—	—	2,170

Total		$—		$4,508

(1)	Classified as short term at September 30, 2007

(2)	Reported in Assets held for sale
Assets Held for Sale
At September 30, 2007 and March 31, 2007, assets held for sale included the following:

	September 30, 2007	March 31, 2007
Assets held for sale:
Memory receivable	50	526
Alliance Ventures’ investments (1)	1,618	2,170
Deferred tax assets	335	2,717

Total Assets held for sale	$2,003	$5,413

1	On January 25, 2007 we completed the sale of a portfolio of venture securities held by five Alliance investment partnerships to QTV Capital for $123.6 million in cash. The sale included all investments except our interest in Selby Ventures II and a partial interest in certain escrow proceeds from prior sale of our interests in two investee companies.
Liabilities Related to Assets Held for Sale and Discontinued Operations

At September 30, 2007 and March 31, 2007, liabilities related to assets held for sale and discontinued operations were as follows:

	September 30, 2007	March 31, 2007
Liabilities related to assets held for sale:
Deferred tax liabilities on assets held for sale	$335	2,717
CAD tools purchase commitments	128	192
Accrued OEM/POS Commissions	—	43
Foreign Tax Payable (Hyderabad Land sale)	643	643
Shared backlog from business unit sale	—	222
Reserves related to discontinued operations	4	258

Total Liabilities related to assets held for sale	$1,110	$4,075

Accumulated Other Comprehensive Income
At September 30, 2007 and March 31, 2007, the accumulated other comprehensive income was as follows (in thousands):

			Net
	Unrealized		Unrealized
September 30, 2007	Gain/(Loss)	Tax Effect	Gain/(Loss)
Tower Semiconductor Ltd. Ordinary Shares	1,201	(484)	717
Tower Semiconductor Ltd. Debentures	25	(10)	15

	$1,226	$(494)	$732

			Net
	Unrealized		Unrealized
March 31, 2007	Gain/(Loss)	Tax Effect	Gain/(Loss)
Tower Semiconductor Ltd. Ordinary Shares	1,024	(413)	611
Tower Semiconductor Ltd. Debentures	22	(9)	13

	$1,046	$(422)	$624

Note 3. Comprehensive Income
The following are the components of comprehensive income (in thousands):

	Three months ended
	September 30, 2007	September 30, 2006
Net income/(loss)	$1,170	$(5,836)
Unrealized gain/(loss) on marketable securities	1,142	683

Comprehensive income/(loss)	$2,312	$(5,153)

	Six months ended
	September 30, 2007	September 30, 2006
Net income/(loss)	$4,649	$(5,311)
Unrealized gain/(loss) on marketable securities	108	1,686

Comprehensive income/(loss)	$4,757	$(3,625)

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
The computations for basic and diluted income per share are presented below (in thousands, except per share amounts):

	Three months ended
	September 30, 2007	September 30, 2006
Net income/(loss) available to common stockholders	$1,170	$(5,836)

Weighted average common shares outstanding
Basic	33,013	35,520

Diluted	32,803	35,520

Net income/(loss) per share: Basic	$0.04	$(0.16)

Net income/(loss) per share: Diluted	$0.04	$(0.16)

	Six months ended
	September 30, 2007	September 30, 2006
Net income/(loss) available to common stockholders	$4,649	$(5,311)

Weighted average common shares outstanding
Basic	32,811	35,552

Diluted	32,876	35,552

Net income/(loss) per share: Basic	$0.14	$(0.15)

Net income/(loss) per share: Diluted	$0.14	$(0.15)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended
	September 30,
	2007	2006
Weighted stock options outstanding	3	812

	Six months ended
	September 30,
	2007	2006
Weighted stock options outstanding	16	2,416

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
Note 6. Income Tax
In the first six months of fiscal 2007 we did not recognize any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we were not certain that we would have income in the future to use such benefits. We have provided for $95,000 in alternative minimum tax in the first six months of fiscal 2008 for our gains in Continuing and Discontinued Operations.
In the first six months of fiscal 2008 deferred tax assets and liabilities (including the portion reported in Assets Held for Sale and Liabilities Related to Assets Held for Sale) remained substantially unchanged.
Separately, we have been subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. On July 5, 2007 we announced that pursuant to the terms of stipulated settlement documents filed with the U.S. Tax Court, we would not be liable to make any payments for additional taxes previously asserted as due in a Notice of Deficiency with respect to Alliance’s 2000, 2001, and 2002 tax years. Alliance’s net operating losses would be reduced in connection with the agreement, among other adjustments. In addition, Alliance expected to receive a tax refund of up to approximately $6 million for the 2001 tax year as a result of the terms of settlement. On November 12, 2007, the Company received a letter from the IRS Office of Appeals purporting to reject the stipulated settlement, and furnishing comments from the Congressional Joint Committee on Taxation that express concern over the appropriateness of the stipulated settlement. While the Company believes that the IRS remains bound by the terms of the stipulated settlement as filed with the Tax Court and has filed a motion that the Tax Court enter a decision in accordance with the terms of the stipulated settlement, there can be no assurance that the results set forth in the stipulated settlement will be achieved. See “IRS Petition” under Item 1 in Part II for more information.
Effective at the beginning of fiscal 2008, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
As a result of the implementation of FIN 48 we made no changes to our tax liability or deferred taxes, as we have previously classified interest and penalties in our tax expense and reflected them in our tax liability as of September 30, 2007.
Note 7. Legal Matters
     (a) SRAM Class Actions
In October and November 2006, we and other companies in the semiconductor industry were named as defendants in a number of purported antitrust class action lawsuits filed in federal district courts in California and other states, and in Canada. The Company was served in some but not all of these actions. The lawsuits purport to state claims on behalf of direct and indirect purchasers of SRAM products based on an alleged conspiracy between manufacturers of SRAM devices to fix or control the price of SRAM during the period January 1, 1998 through December 31, 2005. The Company denies all allegations of wrongful activity.
Based on agreements to preserve evidence and toll the statute of limitations until January 10, 2009, the plaintiffs in the United States litigation voluntarily dismissed Alliance from the litigation without prejudice. Alliance intends to seek dismissals on similar terms of the litigation currently pending in Canada. At this time, we do not believe these lawsuits will have a material adverse effect on the company.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. These statements relate to products, trends, liquidity and markets. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Such forward-looking statements include statements regarding an expected tax refund for the 2001 tax year. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value and liquidity of securities we own, and those described in the section entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission on June 29, 2007.
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
INVESTMENTS
Tower Semiconductor Ltd.
At September 30, 2007, we owned 4,921,913 ordinary shares of Tower Semiconductor Ltd. (“Tower”), all of which were classified as short-term and $65,129 Tower Debentures which are convertible into 36,385 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115.
Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares rose to as high as $1.86 during fiscal 2007, and then during the six months ended September 30, 2007 Tower share prices declined to as low as $1.22 and rose to as high as $1.90. Given this volatility, there can be no assurance that our investment in Tower shares will not decline in value.
We are able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. Until recently that generally limited us to selling no more than 1% of the outstanding Tower shares during any 3 month period. We are also subject to contractual sale restrictions that terminate in January 2008. Currently we hold only 4.0% of the outstanding Tower shares as of September 30, 2007 and are no longer an affiliate of Tower, which will allow us to begin selling our remaining Tower holdings at a faster rate under Rule 144 once the contractual restrictions expire.
During the quarter and six months ended September 30, 2007 we sold 1,227,500 Tower shares for $1.8 million, and recorded a loss of $62,000.
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that our investment in Tower shares will not decline in value.
Gain/Loss on Investments
During the quarter ended September 30, 2007 we sold 1,227,500 Tower shares for a loss of $62,000. We also recorded an increase in the book value of our Tower shares and debentures to current market values of $1.8 million, which is reflected in a change in Other Comprehensive Income on our Balance Sheet net of $0.7 million in tax. For the six months ended September 30, 2007 we sold

1,227,500 Tower shares for a loss of $62,000 and recorded a net increase of $53,000 in the book value of our Tower shares and debentures, which is reflected in Other Comprehensive Income on our Balance Sheet net of tax.
Other Income
Other income for the three months ended September 30, 2007 represents interest income from short-term investments of $1.2 million and foreign exchange gain of $90,000. In the first six months of fiscal 2008, other income was approximately $4.0 million compared to $1.5 million in the first six months of fiscal 2007.
RESULTS OF DISCONTINUED OPERATIONS
Equity in Gain/Loss of Investees
As a result of our entry into a plan to dispose of Alliance Ventures prior to the reported period, its results are reported under discontinued operations. Results for Solar Ventures are also reported under discontinued operations. Our proportionate share in the net gain/loss of the equity investees of Alliance Ventures and Solar Ventures was approximately $0.3 million loss and zero, respectively for the three months ended September 30, 2007 and $3.0 million and $66,000 losses, respectively for the comparable period in fiscal 2007. Our proportionate share in the losses of the equity investees of Alliance Ventures and Solar Ventures was approximately $250,000 and zero, respectively, for the six months ended September 30, 2007, and $5.6 million and $132,000, respectively for the six months ended September 30, 2006. We took impairment write-downs on Alliance Ventures Investments of zero and approximately $500,000 during the first quarter of fiscal 2008 and 2007, respectively. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits.
Provision/Benefit for Income Tax
For the first six months of fiscal 2008 and 2007, we recorded $95,000 and zero income tax expense on pre-tax profits from continuing and discontinued operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
Separately, we have been subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. On July 5, 2007 we announced that pursuant to the terms of stipulated settlement documents filed with the U.S. Tax Court, we would not be liable to make any payments for additional taxes previously asserted as due in a Notice of Deficiency with respect to Alliance’s 2000, 2001, and 2002 tax years. Alliance’s net operating losses would be reduced in connection with the agreement, among other adjustments. In addition, Alliance expected to receive a tax refund of up to approximately $6 million for the 2001 tax year as a result of the terms of settlement. On November 12, 2007, the Company received a letter from the IRS Office of Appeals purporting to reject the stipulated settlement, and furnishing comments from the Congressional Joint Committee on Taxation that express concern over the appropriateness of the stipulated settlement. While the Company believes that the IRS remains bound by the terms of the stipulated settlement as filed with the Tax Court and has filed a motion that the Tax Court enter a decision in accordance with the terms of the stipulated settlement, there can be no assurance that the results set forth in the stipulated settlement will be achieved. See “IRS Petition” under Item 1 in Part II for more information.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2007, we had approximately $66.1 million in cash and cash equivalents and short-term investments, an increase of approximately $20.9 million from September 30, 2006 and approximately $54.8 million in working capital, an increase of approximately $11.8 million from $43.0 million at September 30, 2006. We had short-term investments in marketable securities whose fair value at September 30, 2007 was $8.9 million, an increase of $3.3 million from $5.6 million at September 30, 2006.
The Company announced on June 19, 2007 that its Board of Directors declared a special one-time cash dividend of $3.75 per share, which was paid on July 17, 2007 to all shares of record as of July 6, 2007, for a total of $123.9 million. The Company retains substantial cash reserves and short-term investments after payment of this dividend.
In addition, at September 30, 2007 we held $59,425,000 in asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust, and guaranteed by a subsidiary of Ambac Financial Group, Inc. The rate of interest paid on these securities is determined at auctions generally scheduled every 28 days. If the amount of securities submitted for sale exceeds the amount of purchase orders in a particular auction, the result is a lack of liquidity and an increased rate of interest due on the securities with respect to that auction. This has been the case in several recent auctions, and we are uncertain as to when the liquidity relating to these asset backed securities will improve.
Management believes our remaining cash reserves and sales of short term investments will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
There are no material off-balance sheet commitments at September 30, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We do not hold any derivative financial instruments for trading purposes at September 30, 2007.
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
We are able to sell, transfer or dispose of our Tower shares in accordance with agreements with other founding shareholders under Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. Until recently that limited us to selling no more than 1% of the outstanding Tower share during any 3 month period. We are also subject to contractual sale restrictions on our Tower shares which terminate in January 2008. Currently, we hold only 4.0% of the outstanding Tower shares as of September 30, 2007 and are no longer an affiliate of Tower, which will allow us to begin selling our remaining Tower holdings at a faster rate under Rule 144 once the contractual restrictions expire
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
IRS Petition
     On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. On July 5, 2007, the Company announced that pursuant to the terms of stipulated settlement documents filed with the U.S. Tax Court, we would not be liable to make any additional payments for additional taxes previously asserted as due in the Notice of Deficiency with respect to our 2000, 2001, and 2002 tax years. The terms of the settlement were reviewed by the Congressional Joint Committee on Taxation. On November 12, 2007, the Company received a letter from the IRS Office of Appeals purporting to reject the stipulated settlement, and furnishing comments from the Congressional Joint Committee on Taxation that express concern over the appropriateness of the stipulated settlement. While the Company believes that the IRS remains bound by the terms of the stipulated settlement as filed with the Tax Court and has filed a motion that the Tax Court enter a decision in accordance with the terms of the stipulated settlement, there can be no assurance that the results set forth in the stipulated settlement will be achieved. The Company has chosen not to make any changes to its provision for tax or the amounts reserved for settlement, pending final resolution of this matter.
SRAM Class Actions
     In October and November 2006, we and other companies in the semiconductor industry were named as defendants in a number of purported antitrust class action lawsuits filed in federal district courts in California and other states, and in Canada. The Company was served in some but not all of these actions. The lawsuits purport to state claims on behalf of direct and indirect purchasers of SRAM products based on an alleged conspiracy between manufacturers of SRAM devices to fix or control the price of SRAM during the period January 1, 1998 through December 31, 2005. The Company denies all allegations of wrongful activity.
     Based on an agreement to preserve evidence and toll the statute of limitations until January 10, 2009, the plaintiffs in the United States litigation voluntarily dismissed Alliance from the litigation without prejudice. Alliance intends to seek dismissals on similar terms of the litigation currently pending in Canada. At this time, we do not believe these lawsuits will have a material adverse effect on the company.
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
We are currently the subject of an audit by the Internal Revenue Service with respect to fiscal and tax years 1999 through 2002. For those years under review we received tax refunds of approximately $32.3 million. On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company has filed a Petition in the United States Tax Court contesting the determination made by the IRS. Based upon the advice of counsel, the Company is vigorously contesting the asserted liability. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. On July 5, 2007, the Company announced that pursuant to the terms of stipulated settlement documents filed with the U.S. Tax Court, we would not be liable to make any additional payments for additional taxes previously asserted as due in the Notice of Deficiency with respect to our 2000, 2001, and 2002 tax years. On November 12, 2007, the Company received a letter from the IRS Office of Appeals purporting to reject the stipulated settlement, and furnishing comments from the Congressional Joint Committee on Taxation that express concern over the appropriateness of the stipulated settlement. While the Company believes that the IRS remains bound by the terms of the stipulated settlement as filed with the Tax Court and has filed a motion that the Tax Court enter a decision in accordance with the terms of the stipulated settlement, there can be no assurance that the results set forth in the stipulated settlement will be achieved. Accordingly, we cannot determine at this stage what effect the resolution of this matter will have on our liquidity.
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
We hold equity securities that we have a limited ability to sell and which have experienced significant declines in value.
We have held, and continue to hold, investments in equity securities which we have limited ability to sell. These assets may decline in value as a result of factors beyond our control, which may adversely affect our financial condition. The shares we hold in Tower are unregistered, and our sales of these shares are subject to Rule 144. We are no longer an affiliate of Tower, and we intend to liquidate our position in Tower stock as soon as practicable, subject to contractual restrictions that expire in January 2008.
Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares rose to as high as $1.86 during fiscal 2007, and then during the six months ended September 30, 2007 Tower share prices declined to as low as $1.22 and rose to as high as $1.90. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. We cannot be certain that our investment in these securities will not decline further in value.
Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.
Our revenue has historically been subject to fluctuations due to a variety of factors, including general economic conditions. As discussed in our Annual Report on Form 10-K filed September 29, 2007, we have sold each of our operating business units, and have exited the semiconductor business that had previously characterized our company. Also, we have completed the sale of our Alliance Venture Investments portfolio and our interest in Solar Venture Partners. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, may cause our income to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly. Other factors that could affect our stock price, in addition to performance, are:
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice is evolving over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested, and we intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management time and attention to compliance activities.
For example, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring us as a public company to include a report in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting for fiscal 2008. In addition, our independent registered public accountants must attest to and report on the effectiveness of our internal controls over financial reporting, a requirement that we currently expect may apply to our Annual Report on Form 10-K for the fiscal year ending March 31, 2009. How companies implement these requirements, including internal control revisions, if any, to comply with Section 404’s requirements, and how independent public accountants will apply these new requirements and test companies’ internal controls, are continually evolving. Although we are diligently and vigorously reviewing our internal controls over financial reporting to comply with Section 404 requirements, we cannot be certain as to the outcome of the testing of our internal controls and any remediation efforts that may be needed.
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
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 14, 2007.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 14, 2007.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 dated November 14, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
November 14, 2007	By:	/s/ Melvin L. Keating
Chief Executive Officer
(Principal Executive Officer)

November 14, 2007	By:	/s/ Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 14, 2007.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated November 14, 2007.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 14, 2007.