Form 10-Q
period 2007-12-31
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2008-02-14
CIK 913293

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007,
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
4633 Old Ironsides Drive
Santa Clara, California 95054-1836
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code is (408) 855-4900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 29, 2008, there were 33,031,757 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended December 31, 2007

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,466	$58,236
Short-term investments	64,938	129,774
Accounts receivable, net	—	3
Receivable from sale of securities	—	1,733
Federal Tax Receivable	6,642	—
Other current assets	3,644	2,455
Deferred tax assets	13,937	12,158
Assets held for sale	155	5,413

Total current assets	98,782	209,772

Property and equipment, net	—	10
Investment in Tower Semiconductor (excluding short-term portion)	—	2,338
Other assets	18	17

Total assets	$98,800	$212,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44	$351
Accrued liabilities	144	157
Income tax payable	—	34,551
Liabilities related to assets held for sale	228	4,075

Total current liabilities	416	39,134

Deferred tax liabilities	13,937	12,158

Total liabilities	$14,353	$51,292

Commitments and contingencies (Note 5)
Minority interest in subsidiary companies
Stockholders’ equity:
Common stock (41,222 shares issued and 33,038 shares outstanding December 31, 2007 and 40,778 shares issued and 32,587 shares outstanding March 31, 2007)	412	408
Additional paid-in capital	194,545	193,361
Treasury stock (8,190 shares at cost December 31, 2007 and March 31, 2007)	(68,658)	(68,658)
Accumulated earnings/(deficit)	(41,484)	35,110
Accumulated other comprehensive income/(loss)	(368)	624

Total stockholders’ equity	84,447	160,845

Total liabilities and stockholders’ equity	$98,800	$212,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Gain on sale of marketable securities	$151	$231	$89	$1,275
Other income	2,668	664	6,634	2,137
General and administrative expense	(732)	(891)	(3,018)	(4,528)

Income/(Loss) from continuing operations	2,087	4	3,705	(1,116)
Discontinued operations:
Memory products:
Gain/(Loss) on Sale	—	27	349	(2,172)
Operations, net of $4 and zero income tax for 2007 and 2006, respectively	—	(138)	(22)	(1,606)

Net gain/(loss) on Memory products	—	(111)	327	(3,778)
Non-memory products:
Gain on Sale	—	780	1,622	6,702
Operations, net of $4 and zero income tax for 2007 and 2006, respectively	(89)	(522)	(197)	(1,711)

Net gain/(loss) on Non-memory products	(89)	258	1,425	4,991
Operations, net of $4 and zero income tax for 2007 and 2006, respectively	(12)	(3,043)	13	(8,300)
Gain on sale of patents	—	—	1,250	—

Gain/(Loss) from discontinued operations	(101)	(2,896)	3,015	(7,087)

Income/(Loss) before income tax	1,986	(2,892)	6,720	(8,203)
(Provision) benefit for income tax	(40,626)	—	(40,541)	—

Net income/(loss)	$42,612	$(2,892)	$47,261	$(8,203)

Net income/(loss) per share — Basic:
Continuing operations	$1.29	$0.00	$1.35	$(0.03)
Discontinued operations	$(0.00)	$(0.09)	$0.09	$(0.21)
Net income/(loss)	$1.29	$(0.09)	$1.44	$(0.24)

Net income/(loss) per share — Diluted:
Continuing operations	$1.29	$0.00	$1.35	$(0.03)
Discontinued operations	$(0.00)	$(0.09)	$0.09	$(0.21)
Net income/(loss)	$1.29	$(0.09)	$1.44	$(0.24)

Weighted average number of common shares:
Basic	33,028	32,607	32,815	34,566

Diluted	33,031	32,607	32,849	34,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Nine months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net Income/(Loss)	$47,261	$(8,203)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	10	137
Stock based compensation	8	—
Minority interest in subsidiary companies, net of tax	—	(35)
Equity in loss of investees	254	6,748
Gain on investments	(228)	(2,536)
Gain on sale of business units	(2,076)	(4,327)
Other	(1)	(82)
Write-down of marketable securities and venture investments	—	1,852
Gain on sale of patents	(1,250)	—
Provision for income tax	687	—
Deferred income tax	(29)	—
Changes in assets and liabilities:
Accounts receivable	3	2,075
Inventory	—	(249)
Receivable from sale of securities	1,733	(1,028)
Receivable from sale of business units	—	(524)
Assets held for sale	512	271
Other assets	(1,445)	(1,671)
Federal Tax Receivable	(6,642)	—
Deposits	—	215
Accounts payable	(307)	(1,915)
Accrued liabilities and other long-term obligations	(14)	(4,594)
Liabilities related to assets held for sale	(1,233)	1,145
Income tax payable	(34,540)	23

Net cash provided by (used in) operating activities	2,703	(12,698)

Cash flows from investing activities:
Proceeds from sale of business units	1,773	15,231
Proceeds from sale of available-for-sale securities	3,746	8,799
Proceeds from sale of equipment	—	186
Proceeds from sale of short-term money market instruments	62,108	—
Purchase of Alliance Ventures and other investments	—	(4,552)

Proceeds from sale of Alliance Ventures and other investments	2,327	3,259
Proceeds from sale of patents	1,250	—

Net cash provided by investing activities	71,204	22,923

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,180	—
Special dividend	(123,857)	—
Repurchase of common stock	—	(9,100)

Net cash used in financing activities	(122,677)	(9,100)

Net increase/(decrease) in cash and cash equivalents	(48,770)	1,125
Cash and cash equivalents at beginning of the period	58,236	49,718

Cash and cash equivalents at end of the period	$9,466	$50,843

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$—	115

Cash paid for interest	$—	$—

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
The results of operations for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008, or any future period and we make no representations related thereto.
In fiscal 2007 the Company sold substantially all of the assets and certain of the liabilities of its operating business units and exited the semiconductor industry, and sold our interest in the Alliance Ventures investment portfolio and Solar Venture Partners. Accordingly, we show any un-transferred assets of these operating units and investments as Assets Held for Sale as of December 31, 2007, and their operating results and gain/loss on disposal are reported as Discontinued Operations for the reporting period, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
Note 2. Balance Sheet Components
Short-term Investments
Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Management has the ability and intent, if necessary, to liquidate non-restricted investments in order to meet our liquidity needs within the normal operating cycle. At December 31, 2007 and March 31, 2007, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in interest and other income, net. The fair value of the Company’s investments in equity securities is based on quoted market prices. Realized gains and losses are computed using the specific identification method. Short-term marketable securities are carried at cost.
Short-term investments include the following at December 31, 2007 and March 31, 2007 (in thousands):

	December 31, 2007		March 31, 2007

Investment	Shares	Market Value	Shares	Market Value

Tower Semiconductor Debentures (1)		$51		$62
Tower Semiconductor Ltd. Shares	3,930	5,462	4,782	8,178
Short-term Marketable securities (2)		59,425		121,534

Total		$64,938		$129,774

(1)	Convertible to Tower ordinary shares at $1.10 face value per share, 36,385 share equivalents

(2)	Consists of asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust
Long-term Investments
          At December 31, 2007 and March 31, 2007, long-term investments consisted of the following (in thousands):

	December 31, 2007		March 31, 2007
	Number of	Market	Number of	Market
	Shares	Value	Shares	Value
Tower Semiconductor Ltd. Shares (1)			1,367	$2,338

Total		$—		$2,338

(1)	Classified as short term at December 31, 2007
Assets Held for Sale
At December 31, 2007 and March 31, 2007, assets held for sale included the following:

Assets held for sale:	December 31, 2007	March 31, 2007

Memory receivable	14	526
Alliance Ventures’ investments (1)	41	2,170
Deferred tax assets	100	2,717

Total Assets held for sale	$155	$5,413

1	On January 25, 2007 we completed the sale of a portfolio of venture securities held by five Alliance investment partnerships to QTV Capital for $123.6 million in cash. The sale included all investments except our interest in Selby Ventures II and a partial interest in certain escrow proceeds from prior sale of our interests in two investee companies. During the three-months ended December 31, 2007, we sold our interest in Selby Ventures II for $1.6M. The remaining balance represents the estimated value of our holdings in Spheris stock.
Liabilities Related to Assets Held for Sale and Discontinued Operations
At December 31, 2007 and March 31, 2007, liabilities related to assets held for sale and discontinued operations were as follows:

Liabilities related to assets held for sale:	December 31, 2007	March 31, 2007

Deferred tax liabilities on assets held for sale	$100	2,717
CAD tools purchase commitments	128	192
Accrued OEM/POS Commissions	—	43
Foreign Tax Payable (Hyderabad Land sale)	—	643
Shared backlog from business unit sale	—	222
Reserves related to discontinued operations	—	258

Total Liabilities related to assets held for sale	$228	$4,075

Accumulated Other Comprehensive Income
At December 31, 2007 and March 31, 2007, the accumulated other comprehensive income was as follows (in thousands):

			Net
	Unrealized		Unrealized
December 31, 2007	Gain/(Loss)	Tax Effect	Gain/(Loss)

Tower Semiconductor Ltd. Ordinary Shares	(627)	253	(374)
Tower Semiconductor Ltd. Debentures	11	(5)	6

	$(616)	$248	$(368)

			Net
	Unrealized		Unrealized
March 31, 2007	Gain/(Loss)	Tax Effect	Gain/(Loss)

Tower Semiconductor Ltd. Ordinary Shares	1,024	(413)	611
Tower Semiconductor Ltd. Debentures	22	(9)	13

	$1,046	$(422)	$624

Note 3. Comprehensive Income
The following are the components of comprehensive income (in thousands):

	Three months ended
	December 31, 2007	December 31, 2006
Net income/(loss)	$42,612	$(2,892)
Net unrealized gain on marketable securities	1,100	2,966

Comprehensive income	$41,512	$74

	Nine months ended
	December 31, 2007	December 31, 2006
Net income/(loss)	$47,261	$(8,203)
Net unrealized gain/(loss) on marketable securities	(992)	250

Comprehensive income/(loss)	$46,269	$(7,953)

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

The computations for basic and diluted income per share are presented below (in thousands, except per share amounts):

	Three months ended
	December 31, 2007	December 31, 2006
Net income/(loss) available to common stockholders	$42,612	$(2,892)

Weighted average common shares outstanding
Basic	33,028	32,607

Diluted	33,031	32,607

Net income/(loss) per share: Basic	$1.29	$(0.09)

Net income/(loss) per share: Diluted	$1.29	$(0.09)

	Nine months ended
	December 31, 2007	December 31, 2006
Net income/(loss) available to common stockholders	$47,261	$(8,203)

Weighted average common shares outstanding
Basic	32,815	34,566

Diluted	32,849	34,566

Net income/(loss) per share: Basic	$1.44	$(0.24)

Net income/(loss) per share: Diluted	$1.44	$(0.24)

The following are not included in the above calculation, as they were considered anti-dilutive (in thousands):

	Three months ended
	December 31,
	2007	2006
Weighted stock options outstanding	16	611

	Nine months ended
	December 31,
	2007	2006
Weighted stock options outstanding	16	3,027

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
Note 6. Income Tax
In the first nine months of fiscal 2007 we did not recognize any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we were not certain that we would have income in the future to use such benefits. We have provided for $95,000 in alternative minimum tax in the first nine months of fiscal 2008 for our gains in Continuing and Discontinued Operations.
In the first nine months of fiscal 2008 deferred tax assets and liabilities (including the portion reported in Assets Held for Sale and Liabilities Related to Assets Held for Sale) remained substantially unchanged.

Separately, we have been subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. Alliance and the Internal Revenue Service lodged final decision documents with the United States Tax Court, signed and entered by the judge on February 7, 2008, concluding their dispute in accordance with the terms of the Stipulation of Settled Issues previously filed with the Court and described in Form 8-Ks filed on July 6, 2007 and January 10, 2008. Pursuant to the decision documents, Alliance will receive a tax refund of approximately $6.6 million plus interest for the 2001 tax year. As previously announced, as a result of the settlement no additional taxes will be owed by Alliance for its taxable years 1999 through 2002, but Alliance’s net operating losses will be reduced. During the quarter ended December 31, 2007 we reversed $34.5 million previously accrued for taxes and recognized the refund of $6.6 million we will receive in accordance with the settlement. See “IRS Petition” under Item 1 in Part II for more information.
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
As a result of the implementation of FIN 48 we made no changes to our tax liability or deferred taxes.
We retain substantial net operating losses. However, can not provide assurance that we will be able to utilize our net operating losses in the future, and we have fully reserved against them. In addition, as described above, our net operating losses will be reduced in accordance with our settlement with the Internal Revenue Service.
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

OVERVIEW
During the fiscal year ended March 31, 2007, we sold substantially all of the assets and liabilities of our operating business units and exited the semiconductor industry, and sold our interests in the Alliance Ventures investment portfolio and Solar Venture Partners. Our activities now focus on realizing the value in our remaining investments and completing the closedown of the now unused operating entities remaining. The income reported in this Quarterly Report resulted primarily from the reversal of a reserve for a potential federal tax liability, in accordance with the settlement of a dispute with the Internal Revenue Service, as described in more detail below under “Results of Discontinued Operations - Provision (Benefit) for Income Tax.”
INVESTMENTS
Tower Semiconductor Ltd.
At December 31, 2007, we owned 3,929,828 ordinary shares of Tower Semiconductor Ltd. (“Tower”), all of which were classified as short-term and $51,000 Tower Debentures which are convertible into 36,385 Tower ordinary shares. These shares and debentures are accounted for as available-for-sale marketable securities in accordance with SFAS 115.
Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value. For example, the price of Tower shares rose to as high as $1.86 during fiscal 2007, and then during the nine months ended December 31, 2007 Tower share prices declined to as low as $1.22 and rose to as high as $1.90. Given this volatility, there can be no assurance that our investment in Tower shares will not decline in value.
We are able to sell, transfer or dispose of our Tower shares in accordance with Rule 144 or another applicable exemption from the Securities Act of 1933, as amended. Until recently that generally limited us to selling no more than 1% of the outstanding Tower shares during any 3 month period. We were also subject to contractual sale restrictions that terminated in January 2008. Currently we hold only 4.0% of the outstanding Tower shares as of December 31, 2007 and are no longer an affiliate of Tower, which allows us to sell our remaining Tower holdings without regard to the volume limitations of Rule 144.
During the quarter and nine months ended December 31, 2007 we sold 992,085 Tower shares for $1.7 million and 2,219,585 Tower shares for $3.5 million,, respectively, and recorded a gain of $150,000, and $87,000, respectively
Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition. There can be no assurances that our investment in Tower shares will not decline in value.
Gain/Loss on Investments
During the quarter ended December 31, 2007 we sold 992,085 Tower shares for a gain of 150,000. We also recorded a decrease in the book value of our Tower shares and debentures to current market values of $5.5 million, which is reflected in a change in Other Comprehensive Income on our Balance Sheet net of $0.6 million in tax. For the nine months ended December 31, 2007 we sold 2,219,585 Tower shares for a gain of $87,000 and recorded a decrease of $1.5 million in the book value of our Tower shares and debentures, which is reflected in Other Comprehensive Income on our Balance Sheet net of $600,000 tax.
Other Income
Other income for the three months ended December 31, 2007 represents interest income of $3.0 million, and net foreign tax expense of $300,000. In the first nine months of fiscal 2008 and 2007, other income reflected interest income of $6.6 million compared to $2.1 million in 2006 due to higher invested amounts, investment loss of $300,000 compared to $7.1 million in 2006 as a result of divesting our venture investment portfolio, realized holding gain of $400,000 vs. $1.3 million in 2007 due to market conditions, foreign exchange gain of $400,000 versus zero in 2006, and $1.3 million gain from non-recurring sale of patents in 2007.

RESULTS OF DISCONTINUED OPERATIONS
Equity in Gain/Loss of Investees
As a result of our entry into a plan to dispose of Alliance Ventures prior to the reported period, its results are reported under discontinued operations. Results for Solar Ventures are also reported under discontinued operations. Our proportionate share in the net gain/loss of the equity investees of Alliance Ventures and Solar Ventures was zero for the three months ended December 31, 2007 and $1.8 million and $25,000 losses, respectively for the comparable period in fiscal 2007. Our proportionate share in the losses of the equity investees of Alliance Ventures and Solar Ventures was approximately $250,000 and zero, respectively, for the nine months ended December 31, 2007, and $4.9 million and $237,000, respectively for the nine months ended December 31, 2006. We took impairment write-downs on Alliance Ventures Investments of zero and approximately $1.4 million during the third quarter of fiscal 2008 and 2007, respectively. We have recorded a full valuation allowance on the deferred tax assets related to these equity losses due to our inability to forecast future liquidity events and the related realization of the tax benefits. During the three-months ended December 31, 2007, we sold Selby Ventures II for its net realizable value of $1.6 million.
Provision (Benefit) for Income Tax
For the first nine months of fiscal 2008 and 2007, we recorded $95,000 and zero income tax expense on pre-tax profits from continuing and discontinued operations before minority interest in consolidated subsidiaries. The statutory rate differs from the effective rate as a result of losses taken on non-operating, investing activities for which tax benefits are not recognized.
Separately, we have been subject to an audit by the Internal Revenue Service with respect to fiscal tax years 1999 through 2002. Alliance and the Internal Revenue Service lodged final decision documents with the United States Tax Court, signed and entered by the judge on February 7, 2008, concluding their dispute in accordance with the terms of the Stipulation of Settled Issues previously filed with the Court and described in Form 8-Ks filed on July 6, 2007 and January 10, 2008. Pursuant to the decision documents, Alliance will receive a tax refund of approximately $6.6 million plus interest for the 2001 tax year. As previously announced, as a result of the settlement no additional taxes will be owed by Alliance for its taxable years 1999 through 2002, but Alliance’s net operating losses will be reduced. During the quarter ended December 31, 2007 we reversed $34.5 million previously accrued for taxes and recognized the refund of $6.6 million we will receive in accordance with the settlement . See “IRS Petition” under Item 1 in Part II for more information.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2007, we had approximately $9.5 million in cash, and cash equivalents, a decrease of $41.4 million from December 31, 2006 and $64.9 million in short-term investments, an increase of approximately $58.0 million from December 31, 2006. We had approximately $98.4 million in working capital at December 31, 2007, an increase of approximately $51.8 million from $46.6 million at December 31, 2006.
In addition, at December 31, 2007 we held $59.4 million in asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust, The rate of interest paid on these securities is determined at auctions generally scheduled every 28 days. If the amount of securities submitted for sale exceeds the amount of purchase orders in a particular auction, the result is a lack of liquidity and the maximum distribution rate of interest that can result from that auction. This has been the case with respect to recent auctions, including the auctions held during the three months ended December 31, 2007, and we cannot provide assurance as to when the liquidity in the regularly scheduled auctions will be restored. (see Item 1A. Risk Factors in Part II of this report). According to the offering memorandum for the asset-backed securities, an investment manager invests the eligible assets held by the sub-trusts in a diversified portfolio of highly rated commercial paper. We currently do not believe there is significant default risk associated with the investment portfolio held by the sub-trusts. Ambac Assurance, Inc. has the right to compel the liquidation of the portfolio of eligible assets held by the sub-trusts and compel the sub-trusts to purchase Ambac Assurance preferred stock. All interest payments due on the asset-backed securities have been timely made.
Notwithstanding the recent illiquidity of the asset-backed securities we hold, we expect that, given our remaining cash reserves, our ongoing sale of Tower shares, and our anticipated refund from the settlement of our dispute with the IRS, our cash will be sufficient to meet our projected working capital and other cash requirements.
OFF-BALANCE SHEET ARRANGEMENTS
There are no material off-balance sheet commitments at December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We do not hold any derivative financial instruments for trading purposes at December 31, 2007.
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
In addition, at December 31, 2007 we held $59.4 million in asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust. The rate of interest paid on these securities is determined at auctions generally scheduled every 28 days. If the amount of securities submitted for sale exceeds the amount of purchase orders in a particular auction, the result is a lack of liquidity and the maximum distribution rate of interest that can result from that auction. This has been the case with respect to recent auctions, including the auctions held during the three months ended December 31, 2007, and we cannot provide assurance as to when the liquidity in the regularly scheduled auctions will be restored (see Item 1A. Risk Factors in Part II of this report). According to the offering memorandum for the asset-backed securities, an investment manager invests the eligible assets held by the sub-trusts in a diversified portfolio of highly rated commercial paper. We currently do not believe there is significant default risk associated with the investment portfolio held by the sub-trusts. Ambac Assurance, Inc. has the right to compel the liquidation of the portfolio of eligible assets held by the sub-trusts and compel the sub-trusts to purchase Ambac Assurance preferred stock. All interest payments due on the asset-backed securities have been timely made.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS.
IRS Petition
     On December 21, 2005 the Internal Revenue Service issued to the Company a Notice of Deficiency asserting that the Company was liable for additional taxes in the approximate amount of $26.8 million. The Company filed a Petition in the United States Tax Court contesting the determination made by the IRS. The Company previously conservatively estimated and reserved $33.5 million to cover the tax, penalty and interest which could be due should the IRS prevail in its determination. On June 28, 2007, the parties filed a Stipulation of Settled Issues with the Tax Court. Following a challenge of the stipulated settlement by the IRS, counsel for the IRS advised the Tax Court that the IRS would abide by the terms of the settlement. The parties lodged final decision documents with the United States Tax Court, signed and entered by the judge on February 7, 2008, concluding their dispute in accordance with the terms of the stipulated settlement. Pursuant to the decision documents, Alliance will receive a tax refund of approximately $6.6 million plus interest for the 2001 tax year. As previously disclosed, as a result of the settlement no additional taxes will be owed by Alliance for its taxable years 1999 through 2002, but Alliance’s net operating losses will be reduced
SRAM Class Actions
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
We hold securities which have experienced significant fluctuations in value and liquidity.
We have held, and continue to hold, investments in equity securities which are subject to significant fluctuation in value and trading volume. Tower’s ordinary shares have historically experienced fluctuations in market value, including periods of significant decrease in market value. For example, during the nine months ended December 31, 2007 Tower share prices declined to as low as $0.74 and rose to as high as $1.90. Our investment in Tower is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm Tower’s business and financial condition. We cannot be certain that our investment in these securities will not decline further in value.
In addition, at December 31, 2007 we held asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust. The rate of interest paid on these securities is determined at auctions generally scheduled every 28 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. This has been the case with respect to recent auctions, including the auctions held during the three months ended December 31, 2007, and we cannot provide assurance as to when liquidity in the regularly scheduled auctions will be restored. See “Investment Risk” under Item 3. of Part 1. for more information.
Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.
Our revenue has historically been subject to fluctuations due to a variety of factors, including general economic conditions. As discussed in our Annual Report on Form 10-K filed March 31, 2007, we have sold each of our operating business units, and have exited the semiconductor business that had previously characterized our company. Also, we have completed the sale of our Alliance Venture Investments portfolio and our interest in Solar Venture Partners. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expense is primarily fixed and independent of revenue in any particular period, may cause our income to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly. Other factors that could affect our stock price, in addition to performance, are:
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
For example, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring us as a public company to include a report in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting for fiscal 2008. In addition, our independent registered public accountants must attest to and report on the effectiveness of our internal controls over financial reporting, a requirement that we expect based on currently proposed rules may apply to our Annual Report on Form 10-K for the fiscal year ending March 31, 2010. How companies implement these requirements, including internal control revisions, if any, to comply with Section 404’s requirements, and how independent public accountants will apply these new requirements and test companies’ internal controls, are continually evolving. Although we are diligently and vigorously reviewing our internal controls over financial reporting to comply with Section 404 requirements, we cannot be certain as to the outcome of the testing of our internal controls and any remediation efforts that may be needed.
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

ITEM 6.
EXHIBITS

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 14, 2008.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 14, 2008.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 dated February 14, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Semiconductor Corporation
February 14, 2008	By:	/s/ Melvin L. Keating
Chief Executive Officer
(Principal Executive Officer)

February 14, 2008	By:	/s/ Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 14, 2008.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated February 14, 2008.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 14, 2008.