Form 10-K
period 2008-03-31
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2008-06-30
CIK 913293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-22594

Alliance Semiconductor Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0057842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4633 Old Ironsides Drive
Santa Clara, California 95054
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $21.3 million as of September 28, 2007, based upon the closing sale price on the last business day of the last completed second fiscal quarter. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates of Alliance Semiconductor. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 24, 2008, there were 33,047,882 shares of Registrant’s Common Stock outstanding.

ALLIANCE SEMICONDUCTOR CORPORATION

FORM 10-K
For the Period Ended March 31, 2008

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

Overview

During the periods covered in this report, the Company made a significant transition from being an operating company focused on the semiconductor industry with synergistic investments in emerging companies, into a holding company focused on maximizing return to shareholders. This transformation was largely completed by fiscal 2008, with the result that our primary activities now consist of managing our short-term investments.

In fiscal 2006 our Board of Directors entered into a plan for disposal of our operating business units, which was completed in the first quarter of fiscal 2007 resulting in proceeds of $1.8 million in fiscal 2008 and $14.8 million in fiscal 2007. The Board also entered into a plan for disposal of the company’s investments in Alliance Ventures and Solar Ventures during the first quarter of fiscal year 2007, which sales were completed during the last quarter of fiscal 2007 for aggregate gross proceeds of $2.0 million in fiscal 2008 and $128.6 million in fiscal 2007.

In fiscal 2007, the Board authorized the distribution of a significant portion of our cash surplus that was not needed for expected future operations or known liabilities, including contingent claims and declared a special cash dividend of $3.75 per share which was paid July 17, 2007 An additional cash dividend of $0.25 per share was paid April 8, 2008, and the Board declared a special cash dividend of $0.10 per share which was paid May 20, 2008 to shareholders of record as of May 12, 2008. On June 12, 2008 the Board declared a special cash dividend of $0.25 per share to be paid July 1, 2008 to shareholders of record as of June 24, 2008.

The Board continues to evaluate various alternatives for the direction of the Company.

We were incorporated in California on February 4, 1985, and reincorporated in Delaware on October 26, 1993. We are headquartered in Santa Clara, California.

Investments

The majority of our assets are held in cash and equivalents and available-for-sale short-term investments. Cash and equivalents include money market funds. Short-term investments at March 31, 2008 included ordinary shares of Tower Semiconductor, Ltd., an Israeli company traded on both US and foreign exchanges, and asset-backed securities with primary holdings consisting of short-term investment grade commercial paper.

For additional information on these investments, see “Investment Risk” under Item 7A of Part II.

Employees

As of March 31, 2008, we had 3 part-time employees in administration.

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

We have held investments in equity securities which have been subject to significant fluctuations in value and trading volume and are traded on US and foreign stock exchanges. At March 31, 2008 we held Tower Semiconductor ordinary shares, all of which have been sold at the time of this filing. These shares have historically experienced fluctuations in market value, including periods of significant decrease in market value. For example, during the twelve months ended March 31, 2008 Tower share prices declined to as low as $0.74 and rose to as high as $1.94. Our investment in Tower was subject to inherent risks which could harm Tower’s business and financial condition, including those associated with certain Israeli regulatory requirements, political unrest, and financing difficulties.

In addition, at March 31, 2008 we held asset-backed auction-rate securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust (the “sub-trusts”). Auction-rate securities are intended to behave like short-term instruments because their interest rates are reset periodically through an auction process generally scheduled every 28 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. Ambac Assurance has the right to compel the liquidation of the portfolio of assets held by the sub-trusts and compel the sub-trusts to purchase Ambac Assurance preferred stock with a liquidation preference equal to the portfolio’s liquidated value. (the “Put Right”). In August 2007, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. All of our auction-rate securities portfolio has been subject to failed auctions. To date we have collected all interest due on our auction-rate securities, and expect to continue to do so in the future. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside the auction process, or the issuers establish a different form of financing to replace these securities. Accordingly, we cannot provide assurance as to when liquidity in the regularly scheduled auctions will be restored. Interest payments have been timely made to date, and the underlying assets are not in default or otherwise impaired, with the result that the face value of these investments to date has not declined. See “Investment Risk” under Item 7A of Part II. for more information.

Our financial condition is likely to fluctuate and failure to meet financial expectations for any period may cause our stock price to decline.

As discussed in our Annual Report on Form 10-K filed March 31, 2007, we have sold each of our operating business units and have exited the semiconductor business that had previously characterized our company. Also, we have completed the sale of our Alliance Venture Investments portfolio and our interest in Solar Venture Partners. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on these comparisons as indications of future performance. Other factors that could affect our stock price, in addition to performance, are

•	changes in economic and capital market conditions; and;

•	changes in business regulatory conditions

Compliance with changing regulations of corporate governance and public disclosure may result in additional expense.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested, and we intend to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management time and attention to compliance activities.

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

The changes in our business have caused us to reduce our staff to a level commensurate with our current business activity. If we were to lose key members of our small staff, we could be adversely affected. Additionally, limited human resources and untimely turnovers in staff may result in difficulties in implementing our policies and procedures including those related to our internal controls. We are not insured against the loss of any of our key employees, nor can we assure the successful recruitment of replacement personnel.

Item 2.	Properties

Our executive offices and principal administrative operations are currently located in a 1,065 square foot leased facility in Santa Clara, California under a lease which expires in January 2009. We believe that our facilities are suitable and adequate for our needs as a company.

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

Based on an agreement to preserve evidence and toll the statute of limitations until January 10, 2009, the plaintiffs in the United States litigation voluntarily dismissed Alliance from the litigation without prejudice. Based on a similar agreement to toll the statute of limitations until January 10, 2009, the litigation pending in Ontario and British Columbia, Canada has been discontinued without prejudice. We anticipate that the litigation pending in Quebec, Canada will also be discontinued in accordance with the tolling agreement. At this time we do not believe these lawsuits will have a material adverse effect on the company.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the over the counter bulletin board under the symbol ALSC. We completed our initial public offering on December 1, 1993. The following table sets forth the high and low sale prices as reported on the NASDAQ Global Market for the periods prior to September 13, 2006, and the high and low sale prices as reported on the OTC Bulletin Board market for the periods indicated subsequent to September 13, 2006 for our Common Stock.

	High	Low

Fiscal Year 2007
1st Quarter (from April 1, 2006 to June 30, 2006)	$2.92	$2.60
2nd Quarter (from July 1, 2006 to September 30, 2006)	3.42	2.61
3rd Quarter (from October 1, 2006 to December 31, 2006)	4.55	3.35
4th Quarter (from January 1, 2007 to March 31, 2007)	4.51	4.14
Fiscal Year 2008
1st Quarter (from April 1, 2007 to June 30, 2007)	$5.23	$4.42
2nd Quarter (from July 1, 2007 to September 30, 2007)	5.89	2.05
3rd Quarter (from October 1, 2007 to December 31, 2007)	2.30	1.45
4th Quarter (from January 1, 2008 to March 31, 2008)	1.95	0.95

As of June 5, 2008, there were approximately 84 holders of record of our Common Stock.

Dividend Policy

In fiscal 2007, the Board authorized the distribution of a significant portion of our cash surplus that was not needed for expected future operations or known liabilities, including contingent claims and declared a special cash dividend of $3.75 per share which was paid July 17, 2007 An additional cash dividend of $.0.25 per share was paid April 8, 2008, and the Board declared a special cash dividend of $0.10 per share which was paid May 20, 2008 to shareholders of record as of May 12, 2008. On June 12, 2008 the Board declared a special cash dividend of $0.25 per share to be paid July 1, 2008 to shareholder of record as of June 24, 2008. The Board continues to evaluate various alternatives for returning value to stockholders, but at this time has no other definitive plans regarding the payment of an additional special cash dividend to stockholders.

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

Overview

Prior to our fiscal year ended March 31, 2008 (“fiscal 2008”) we sold substantially all of the assets and liabilities of our operating business units, effectively exiting the semiconductor industry, and sold our long-term investment interests in Alliance Ventures and Solar Venture Partners. The disposal of our semiconductor operations resulted in a gain of $6.2 million primarily recognized in our fiscal year ending March 31, 2007 (“fiscal 2007”). We recognized a gain, primarily in fiscal 2007, of approximately $108.7 million as a result of the sale of Alliance Ventures and Solar Venture Partners. Subsequent to the closure of the disposal activities, fiscal 2008 was focused on treasury management activities.

In fiscal 2008, the Company distributed approximately $124 million to shareholders via a special, one-time dividend of $3.75 per share. Subsequent to our year end, we paid a special cash dividend of $0.25 per share to shareholders on April 8, 2008, and the Board declared a special cash dividend of $0.10 per share which was paid May 20, 2008 to shareholders of record as of May 12, 2008. On June 12, 2008 the Board declared a special cash dividend of $0.25 per share to be paid July 1, 2008 to shareholders of record as of June 24, 2008.

As previously reported, Alliance and the Internal Revenue Service lodged final decision documents with the United States Tax Court, which were signed and entered by the judge on February 7, 2008. The documents related to an audit of fiscal tax years 1999 through 2002. Pursuant to the decision documents, we received a federal tax refund of approximately $6.6 million plus interest for the 2001 tax year and no additional taxes will be owed by us for those periods, but our net operating loss carry-forwards were reduced to $138.8 million. During fiscal 2008, in connection with the resolution of this matter we reversed $32.4 million previously accrued for taxes and recognized the refund we received together with the interest thereon.

Our Board continues to evaluate various alternatives for the direction of the Company going forward.

Results of Operations

During fiscal 2008, as a result of our significant disposal activities substantially completed in fiscal 2007, our financial results were derived from the performance of our remaining investments, reduced general and administrative activities, and other non-recurring transactions.

We realized a loss of $1.1 million on sales of common stock of Tower Semiconductor in fiscal 2008 compared to a gain of $1.5 million in fiscal 2007. The loss was due to a substantial reduction in share prices that impacted our sales during the 4th quarter of fiscal 2008. During fiscal 2008 all contractual sales restrictions arising from shareholder agreements with other investors due to our prior affiliation were removed. We have fully liquidated our remaining position in Tower during fiscal 2009.

Interest and Dividends increased approximately $3.5 million to $7.5 million in fiscal 2008 due to a $1.3 million increase in interest on our short term investments and $1.7 million interest received on tax refunds due to us together with $0.4 million foreign exchange gains. Future dividend and interest income will be dependent upon the Board’s decision for the direction of the Company. Any significant future cash distributions the company may make would result in reduced interest and dividend income.

Our general and administrative expenses significantly declined in 2008. During the fiscal year we reduced our total workforce to 3 consisting of our CEO, CFO and an administrative support person, each of whom have taken salary reductions. We also reduced our facilities and corresponding rent payments by approximately 74%.

We recognized a net gain from discontinued operations of $3.3 million in 2008 primarily resulting from the sale of fully amortized patents for $1.25 million and collections of fully-reserved holdbacks from the prior year sales of our operating business units. Our 2007 net gain from discontinued operations of $106.3 million was related to the sale of Alliance Ventures, Solar Venture Partners, and our Semiconductor manufacturing units.

Our fiscal 2008 benefit from income tax reflected two significant items: 1) a 2001 and 2002 federal tax refund of $6.6 million and 2) the reversal of previously accrued tax liabilities of $32.4 million from 1999 to 2002 in connection with the resolution of our dispute with the IRS described above.

Critical Accounting Policies

We currently don’t have any material accounting policies that are both most important to the portrayal of our financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See note 1 to our consolidated financial statements for a summary of our significant accounting policies.

Liquidity and Capital Resources

We ended fiscal 2008 with $72.9 million of cash and cash equivalents and short-term investments, compared with $188.0 million at the end of fiscal 2007. Working capital, the excess of current assets over current liabilities, was $86.9 million at the end of fiscal 2008. down from $170.6 million at the end of fiscal 2007. The decreases in cash and cash equivalents, short-term investments and working capital were due primarily to the liquidation of a substantial portion of our investment portfolio to fund dividend distributions to our shareholders during fiscal 2008.

In accordance with our investment policy, we seek to invest with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. The primary objective of our investment activities is to maximize return while preserving principal and maintaining a desired level of liquidity to meet working capital needs. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk. All investment securities we own are investment grade. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our investments in auction-rate securities are AA-rated as of March 31, 2008, and collateralized by commercial paper, 80% of which must be rated A-1+/Prime-1 or better, and no more than 20% rated A-1/Prime-1.

Until August 2007, the market for auction-rate securities was highly liquid. During that month, auctions for the securities we hold began to fail as the amount of securities submitted for sale in those auctions exceeded the aggregate amount of the bids. Ambac Assurance has the right to compel the liquidation of the portfolio of assets held by the sub-trusts and compel the sub-trusts to purchase Ambac Assurance preferred stock with a liquidation preference equal to the portfolio’s liquidated value. (the “Put Right”). All of our auction-rate securities portfolio at March 31, 2008 has been subject to failed auctions. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. To date, we have collected all interest timely on our auction-rate securities and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, or the issuers establish a different form of financing to replace these securities.

We believe that the credit quality of our auction-rate securities is high and that we will ultimately recover all amounts invested in these securities. We do not believe the current illiquidity of these investments will have a material impact on our ability to execute our business plans as described below.

Our net income of $46.2 million for fiscal 2008 was primarily driven by the non-cash reversal of previously accrued tax liabilities. In addition, we recognized a $6.6 million Federal tax refund from the 2001 tax year and received a state tax refund of $1.6 million, with accrued interest. The remainder of our fiscal 2008 capital resources were generated from our short-term investment management off-set by the payment of the special dividend totaling approximately $124 million. In fiscal 2007 our significant capital resources were the result of our disposal of our operating units and investment portfolios totaling approximately $160.2 million.

At March 31, 2008 our known future obligations consist of recurring payroll and other general and administrative expenses commensurate with our current level of activity. We are currently receiving interest and dividend payments in excess of our recurring expenses. Unless we significantly change our operations, we do not expect our obligations to significantly increase during fiscal 2009.

Plan of Operations

Our plan of operations is currently focused on the management of our remaining investments. Our Board of Directors continues to evaluate various alternatives for the direction of the Company.

Some of the factors affecting our future plans include the following:

•	The ability to utilize our gross deferred tax assets of approximately $73.1 million.

•	The liquidity of our currently held investments.

While our Board is actively evaluating our opportunities for use of our cash resources, no definitive plans have been made for the immediate future of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

INVESTMENT RISK

At March 31, 2008 we held shares in Tower Semiconductor which are traded on both the Israeli and NASDAQ stock exchanges. Our investment in Tower was subject to inherent risks which could harm the value of this investment, including those associated with certain Israeli regulatory requirements, political unrest, financing difficulties and litigation matters. Tower’s ordinary shares have historically experienced periods of significant decrease in market value and fluctuations in market value.

We have completed the sale of the remaining shares as of the filing of this report.

INVESTMENTS IN AUCTION-RATE SECURITIES

At March 31,2008 we held $59.4 million (par value) in investments in auction-rate securities and concluded no temporary impairment exists on these securities. Given current conditions in the auction-rate securities market as described above in the Liquidity and Capital Resources section included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 1O-K, we may incur temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our investments in auction-rate securities. Ambac Assurance has a put right to compel conversion of our investment in auction-rate securities to Ambac preferred stock, but has never indicated publicly that they have any intention of doing so. A hypothetical 100-basis-point loss from the par value of these investments would result in a $600,000 impairment.

Item 8.	Financial Statements and Supplementary Data

The index to our Consolidated Financial Statements and Schedule, and the report of the independent registered public accounting firm, appear on the pages beginning on page F-1 of this Form 10-K.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as it is defined in the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management, and other personnel. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly and in accordance with accounting principles generally accepted in the United States of America, that disclosures are adequate, and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Information concerning executive officers of Alliance Semiconductor as of March 31, 2008, is set forth below:

Name	Age	Position

Melvin L. Keating	61	President and Chief Executive Officer
Karl H. Moeller, Jr.	65	Interim Chief Financial Officer

Mr. Keating has served as the Company’s President and Chief Executive Officer since March 2, 2006. Prior to that, Mr. Keating served as Interim President and Chief Executive Officer of the Company since December 1, 2005 and in addition, as Interim Chief Financial Officer from December 1, 2005 until January 13, 2006. Prior to that, Mr. Keating served as a special consultant to the Company beginning in October 2005, reporting directly to the Board of Directors. Immediately prior to joining the Company, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx, Inc. (NASDAQ: QVDX) from April 2004 to September 2005. Prior to Quovadx, from 1997 to 2004, Keating served as a strategy consultant to Warburg Pincus Equity Partners, a private equity and venture capital firm, where he sourced deals and performed due diligence. From 1995 to 1997, Mr. Keating served as President and CEO of Sunbelt Management, a $1 billion net worth private company that owned and managed commercial and retail properties and was the largest landlord of Target Stores. From 1986 to 1995, Mr. Keating served as Senior Vice President — Finance and Administration of Olympia & York Companies (and its successors), a $20 billion private company that developed NYC’s World Financial Center and London’s Canary Wharf. From 2001 to 2004, Mr. Keating served on the Board of Price Legacy Corporation, a REIT he helped create while at Warburg Pincus. In addition he serves on the Board of Kitty Hawk, Inc. and LCC International, Inc. Mr. Keating holds two Masters degrees from the University of Pennsylvania, Wharton School.

Mr. Moeller has served as the Company’s Interim Chief Financial Officer since January 13, 2006. Prior to that, Mr. Moeller served as a special consultant to the Company since December 20, 2005. From July 2004 until joining the Company, Mr. Moeller served as a senior financial consultant to several high technology and biotechnology companies. From September 2002 to July 2003, Mr. Moeller served as the Chief Financial Officer of Medconx, Inc., an early stage developer and manufacturer of components used in disposable medical and surgical devices. Prior to that, Mr. Moeller served as the Chief Financial Officer of Olympian, then a privately held fuel distribution company with annual revenues in excess of $200 million, from January 2001 through completion of the sale of Olympian in September 2002. During the period between 1991 and 2003, Mr. Moeller served as a consultant of David Powell, Inc., providing senior financial services to numerous clients, including the preparation of SEC filings to document the restructure of Cytotherapeutics, Inc. into StemCells, Inc. and securing capital for StemCells, Inc. after the restructure. During this period Mr. Moeller served as Chief Financial Officer of nCHIP, Inc. from 1993 to 1995, raising additional financing for the company, and was instrumental in its sale to Flextronics. Mr. Moeller holds a Bachelors degree in Finance and Accounting.

Identification of Directors

Name	Age	Principal Occupation	Director Since

Bryant R. Riley(1)(3)	41	Founder and Chairman of B. Riley & Co, Inc.	2005
Alan B. Howe(1)(2)	47	Vice President of Strategic Development of Covad Communications	2005
Bob D’Agostino(2)(3)	41	President of Q-mation	2005
J. Michael Gullard(2)	63	General Partner of Cornerstone Management	2005
C.N. Reddy	52	Executive Vice President for Investments and Director	1985

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Bryant R. Riley is both founder and Chairman of B. Riley & Co., Inc. B. Riley & Co. is a Southern California based brokerage firm providing research and trading ideas primarily to institutional investors. Founded in 1997, B. Riley & Co. also has offices in San Francisco and New York. Mr. Riley is also the founder and Chairman of Riley Investment Management, LLC, an investment adviser which provides investment management services. He also serves on the board of directors of Kitty Hawk, Inc., Aldila, Inc., Celeritek, Inc. and DDi Corporation, each a Nasdaq listed company. Prior to 1997, Mr. Riley held a variety of positions in the brokerage industry, primarily as an Institutional Salesman and Trader. From October 1993-January 1997 he was a co-head of Equity at Dabney-Resnick, Inc., a Los Angeles based brokerage firm. From 1991-1993 he was a co-founder of Huberman-Riley, a Texas based brokerage firm. Mr. Riley graduated from Lehigh University in 1989 with a B.S. in finance.

Alan B. Howe is currently Vice President of Strategic Development for Covad Communications, where he has served since 2005. Prior to joining Covad, Mr. Howe was a principal at Broadband Initiatives, LLC, a boutique consulting and advisory firm. Mr. Howe was also previously Chief Financial Officer of Teletrac, Inc. for six years, helping lead Teletrac through a complex recapitalization and eventually working to facilitate its sale to Trafficmaster PLC. Mr. Howe joined Teletrac from Sprint, where he was Director of Corporate Development and one of the initial team members that helped start Sprint PCS. Before joining Sprint, he was an Assistant Vice President at Manufacturers Hanover Trust (now JP Morgan Chase & Co.) in New York. Prior to his experience at Manufacturers Hanover Trust, Mr. Howe worked at Draper and Kramer, Inc., a large privately held real estate firm based in Chicago. Mr. Howe serves on the board of directors of Kitty Hawk, Inc., Dyntek, Inc., Crossroads Systems, Inc. Proxim Wireless, Inc., and Anacomp, Inc. Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.

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

J. Michael Gullard has since 1984 served as a general partner of Cornerstone Management, a venture capital and consulting firm that provides strategic focus and direction for technology companies, primarily in the software and data communications industries. He also serves on the board of directors of JDA Software Group, Inc., Proxim Wireless, Inc. and Planar Systems, Inc., each a Nasdaq listed company, and DynTek, Inc. Mr. Gullard’s 33 years in the technology industry include a number of executive and management posts at Telecommunications Technology Inc. and the Intel Corporation. He holds a B.A. and an M.B.A from Stanford University.

C.N. Reddy is the co-founder of Alliance Semiconductor and has served as a director of Alliance Semiconductor since the Company’s inception in February 1985. Mr. Reddy served as the Secretary of Alliance Semiconductor from February 1985 to October 2000. Beginning in February 1985, Mr. Reddy served as Vice President of Engineering. In May 1993, he was appointed Secretary and Chief Operating Officer. In October 2000, Mr. Reddy resigned his positions as Chief Operating Officer and Secretary, and was appointed Executive Vice President for Investments. From 1984 to 1985, he served as Director of Memory Products of Modular Semiconductor, Inc., and from 1983 to 1984, Mr. Reddy served as a SRAM product line manager for Cypress Semiconductor Corporation. From 1980 to 1983, Mr. Reddy served as a DRAM development manager for Texas Instruments, Inc., and before that he was a design engineer with National Semiconductor Corporation for two years. Mr. Reddy holds a M.S. degree in Electrical Engineering from Utah State University. Mr. Reddy is a named inventor of over 50 patents related to SRAM and DRAM designs. C.N. Reddy is the brother of N. Damodar Reddy, the former Chairman of Alliance Semiconductor. Mr. Reddy serves on the Board of Directors of many privately held companies, including several companies in which Alliance Venture Management’s investment funds held equity interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors, our executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our Common Stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2008, all Reporting Persons complied with all applicable filing requirements except that a late Form 4 was filed by each of Mr. Howe and Mr. D’Agostino.

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

Summary Compensation Table

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)	($)(3)	($)	($)	($)(4)	($)(5)

Melvin L. Keating	2008	340,000	—	—	—	—	—	12,771	352,771
President and Chief Executive Officer	2007	415,000	420,000		337,387	—	—	9,316	1,181,703
Karl H. Moeller, Jr.	2008	234,038	—	—	—	—	—	16,312	250,350
Interim Chief Financial Officer	2007	240,000	—	—	34,359	—	—	12,143	286,502

(1)	Salary. The amounts reported in this column represent base salaries paid to each of the Named Executive Officers.

(2)	Bonus. The amounts reported in this column for Fiscal 2007 reflect discretionary cash bonus awards approved by the Compensation Committee and paid in the fourth quarter of fiscal 2007.

(3)	Option Awards. No stock options were granted to any Named Executive Officers in fiscal 2007 or fiscal 2008. The amounts reported in this column represent the dollar amount of stock options recognized, or “expensed,” based on the vesting of grants made in prior years during fiscal 2007 and fiscal 2008 for each of the Named Executive Officers as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with SFAS No. 123R. As of March 31, 2008, none of the Named Executive Officers held unexercised stock options.

(4)	All Other Compensation. The amounts reported in this column represent the aggregate dollar amount for each Named Executive Officer for perquisites and other personal benefits. Under rules of the SEC, the Company is required to identify by type all perquisites and other personal benefits for a Named Executive Officer if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual. The amounts disclosed in this column for Messers. Keating and Moeller consist of medical and life insurance premiums net of employee contributions, accidental death and disability insurance premiums and 401(k) matching payments.

(5)	Total Compensation. The amounts reported in this column are the sum of the prior columns for each of the Named Executive Officers.

Employment Agreements

Each of Mr. Keating and Mr. Moeller is party to an employment agreement with the Company. The principal purpose of the employment agreements is to protect the Company from certain business risks (e.g. threats from loss of confidentiality or trade secrets, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship. In return, the executive officers are provided assurances with regard to salary and other compensation and benefits.

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

Mr. Moeller

Mr. Moeller is party to an employment agreement with the Company, dated January 13, 2006 (the “Moeller Agreement”), which provides for an annual base salary (which may be increased by the Board of Directors), and the initial grant of an option to purchase up to 25,000 shares of the Company’s common stock, subject to full acceleration in the event of a Change of Control, as defined in the stock option agreement. The Moeller Agreement also provides for participation in the Company’s 401(k) Plan, paid vacation, health insurance coverage and participation in other employee benefit plans maintained by the Company.

Dividend

On July 17, 2007, the Company paid a special one-time cash dividend of $3.75 per share. Messrs. Keating and Moeller, like all other Company stockholders of record as of July 6, 2007, were recipients of this special cash dividend.

Termination and Change in Control Provisions

Set forth below are contractual provisions relating to each Named Executive Officer under various post-employment and change-in-control scenarios under (i) the terms of an existing employment agreement with Mr. Keating, and (ii) the terms of an Option Agreement in place between the Company and Messrs. Keating and Moeller, respectively.

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

Accelerated Equity Awards

Messrs. Keating and Moeller are each party to the form of Option Agreement that contains the change of control provision described below. Upon a Change of Control (as defined in the form of Option Agreement), irrespective of whether the option is assumed, substituted or terminated in connection with the transaction, the option subject to this agreement becomes fully vested and exercisable immediately prior to the completion of such transaction. On January 25, 2007, as previously disclosed, a Change of Control was triggered upon the completion of the sale of the limited partnership and general partnership interests in five wholly owned Alliance Ventures investment partnerships for $123.6 million. Compensation to executive officers and directors related to this Change of Control was reported in the Company’s Annual Report on Form 10-K for Fiscal 2007. As of March 31, 2008, Messrs. Keating and Moeller did not hold any unexercised stock options.

Compensation of Directors

Directors who are also employees of Alliance receive no separate compensation for serving as directors or as members of Board committees. For fiscal 2008 directors other than the Chairman of the Board and the Audit Committee Chairman who are not employees of Alliance received a $50,000 annual retainer paid quarterly. The Chairman of the Board received an annual retainer of $40,000 paid quarterly and the Audit Committee Chairman received a $55,000 annual retainer paid quarterly. In March 2008 the Board reduced their compensation effective April 1, 2008 to $30,000 per year, except for the Chairman of the Audit Committee, who will receive $35,000 per year. All directors are reimbursed for travel-related expenses incurred in connection with their activities as directors.

Directors are eligible to receive stock option grants under the 2002 Stock Plan. Under the 2002 Stock Plan, the amount of options, if any, granted to directors and the terms and provisions of any options granted to directors are at the discretion of the Compensation Committee. No options were granted to any non-employee director during fiscal 2008.

On November 1, 2005, each independent member of the Board received an option to purchase up to 50,000 shares of the Company’s common stock under the Company’s 2002 Stock Option Plan for his services on the Board and its committees. These options had an exercise price equal to $2.63 per share, the fair market value of the Company’s common stock on the date of grant as determined based on the closing sales price of the Company’s common stock on the Nasdaq National Market on November 1, 2005. Each option became fully vested on January 25, 2007, upon the completion of the sale of the limited partnership and general partnership interests in five wholly owned Alliance Ventures investment partnerships, which constituted a change of control as defined in the Option Agreement governing these options.

Director Compensation in Fiscal 2008

					Change in
				Non-	Pension
	Fees			Equity	Value and
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	$

Bryant R. Riley	40,000	$—	—	$—	$—	$—	40,000
Alan B. Howe	50,000	—	—	—	—	—	50,000
Robert D’Agostino	50,000	—	—	—	—	—	50,000
J. Michael Gullard	55,000	—	—	—	—	—	55,000

(1)	As of March 31, 2008, none of the independent directors held unexercised stock options.

Dividend

On July 17, 2007, the Company paid a special one-time cash dividend of $3.75 per share. Each of our directors, like all other Company stockholders of record as of July 6, 2007, were recipients of this special cash dividend.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company’s Common Stock as of May 6, 2008 (or such other date as may be indicated in the footnote for the respective person) for (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Summary Compensation Table, (iii) each of our Directors and (iv) all Directors and current executive officers of the Company as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information. On May 6, 2008, there were 33,047,882 shares of the Company’s Common Stock outstanding.

	Amount and Nature
	of Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership(2)(3)	of Class

Bryant R. Riley(4)	5,080,298	15.4%
11100 Santa Monica Blvd., Suite 800 Los Angeles, CA 90025
Lloyd Miller III(5)	4,046,560	12.2%
4550 Gordon Drive Naples, FL 34102
Schneider Capital Management Corporation(6)	3,055,298	9.2%
460 E. Swedesford Road, Suite 1080 Wayne, PA 19087
David J. Greene & Co. LLC(7)	2,104,343	6.4%
599 Lexington Avenue New York, NY 10022
Francis Capital Management, LLC(8)	1,655,200	5.0%
429 Santa Monica Boulevard, Suite 320 Santa Monica, CA 90401
Harvey Partners, LLC(9)	2,456,000	7.4%
350 Madison Avenue, 8th Floor New York, NY 10017
C.N. Reddy(10)	3,904,350	11.8%
Bob D’Agostino	94,450	*
Alan B. Howe	56,700	*
J. Michael Gullard	50,000	*
Melvin L. Keating	200,000	*
Karl H. Moeller, Jr.	—	*
N. Damodar Reddy(11)	3,806,136	11.5%
All Directors and current executive officers as a group (7 persons)(12)		28.4%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Alliance Semiconductor Corporation, 4633 Old Ironsides Dr., Suite 240, Santa Clara, CA 95054.

(2)	Unless otherwise noted, the Company believes that all persons or entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown in the table to be beneficially owned by them, subject to community property laws where applicable.

(3)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of May 6, 2008 upon the exercise of options, excluding, however, options granted pursuant to the Company’s

1996 Employee Stock Purchase Plan. Each stockholder’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of May 6, 2008 have been exercised.

(4)	Pursuant to a Schedule 13D/A filed by Bryant R. Riley on May 6, 2008. Mr. Riley directly or indirectly has sole voting and dispositive power over securities held by B. Riley & Co., LLC, B. Riley & Co. Retirement Trust, Riley Investment Partners Masters Fund, L.P., BR Investco, LLC and Riley Investment Management LLC. Additionally Mr. Riley has shared voting and dispositive power over an aggregate of 2,100,147 shares beneficially owned by Riley Investment Management LLC and B. Riley & Co., LLC. Through his relationships with these entities, Mr. Riley may be deemed to beneficially own a total of 5,080,298 shares of the Company’s Common Stock.

(5)	The number of shares is as reported on Schedule 13G/A filed by Lloyd Miller III on February 11, 2008. The reporting person has sole voting and dispositive power with respect to 1,673,688 of the reported securities and shared voting and dispositive power with respect to 2,372,872 of the reported securities as (i) an investment advisor to the trustee of certain family trusts, and (ii) the trustee to certain generation skipping trusts.

(6)	The number of shares is as reported on a Schedule 13G/A filed by Schneider Capital Management Corporation on February 13, 2008.

(7)	The number of shares is as reported on Schedule 13G filed by David J. Greene & Co. LLC on February 8, 2007.

(8)	As the managing member of Francis Capital Management, LLC, John P. Francis may be deemed to beneficially own the number of reported shares.

(9)	The number of shares is as reported on a Schedule 13 G/A filed by Harvey Partners, LLC on February 14, 2008. Harvey Partners, LLC is the investment manager of Harvey SMidCap Fund, LP, a Delaware limited partnership, and Harvey SMidCap Offshore Fund, Ltd., a Cayman Islands exempted company, and, as such, possesses sole power to vote and direct the disposition of all securities of Alliance held by Harvey SMidCap Fund and Harvey SMidCap Offshore Fund. Jeffrey C. Moskowitz and James A. Schwartz, the Managing Members of Harvey Partners, share voting and investment power with respect to all securities beneficially owned by Harvey Partners.

(10)	Includes 677,500 shares held of record by C.N. Reddy Investments, Inc., of which C.N. Reddy is the sole stockholder.

(11)	The number of shares is as reported on a Form 4 filed on May 23, 2007.

(12)	Includes zero shares subject to options exercisable within 60 days of May 6, 2008.

Item 13.	Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee must review and approve in advance any related party transaction. In approving or rejecting a proposed related party transaction, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, if applicable, and the impact on a director’s independence. Our Audit Committee shall approve only those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. All of our directors, officers and employees are required to report to our audit committee any such related party transaction for approval prior to its completion.

Director Independence

The Board of Directors has affirmatively determined that the following four members of the Board of Directors are “independent” as that term is defined by the rules of the NASDAQ Stock Exchange: Bob D’Agostino, Alan B. Howe, J. Michael Gullard and Bryant R. Riley. The Board of Directors has established three standing committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. All the

members of each of the aforementioned committees are “independent” under applicable rules of the SEC and the NASDAQ Stock Exchange.

Item 14.	Principal Accountant Fees and Services

On March 24, 2008, the Audit Committee of the Company’s Board of Directors engaged Mark Bailey & Co. Ltd. (“Mark Bailey”) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008. Mark Bailey served as the Company’s registered public accounting firm for the fiscal year ending March 31, 2007, as well. The fees billed relating to fiscal years 2008 and 2007 for each of the following categories of services are set forth below:

	2008	2007

Audit Fees(a)	$91,500	$575,000
Audit Related Fees(b)	$—	$37,500
Tax Fees(c)	$11,170	$—
All Other Fees	$—	$—

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, and includes fees for consents. Audit Fees in 2008 include the audit for fiscal 2008 as well as quarterly reviews. Audit Fees in 2007 include an additional maximum of $125,000 which was billed on hours and rate for actual work performed and $22,000 for prior auditor’s consent to the annual filing.

(b)	Audit related fees represent fees for accounting consultations related to potential transactions.

(c)	Tax fees principally include fees for tax planning advice. All such services were pre-approved by the Audit Committee.

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

June 30, 2008

By:	/s/ KARL H. MOELLER
Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

June 30, 2008

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

Signature	Title	Date

/s/ Bryant Riley Bryant Riley	Chairman of the Board	June 30, 2008

/s/ J. Michael Gullard J. Michael Gullard	Director	June 30, 2008

/s/ Alan Howe Alan Howe	Director	June 30, 2008

/s/ Bob D’Agostino Bob D’Agostino	Director	June 30, 2008

/s/ C. N. Reddy C. N. Reddy	Director	June 30, 2008

ALLIANCE SEMICONDUCTOR CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alliance Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of Alliance Semiconductor Corporation as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Alliance Semiconductor Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Semiconductor Corporation as of March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mark Bailey & Company, Ltd.

Reno, Nevada
June 27. 2008

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2008	2007
	(In thousands except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11,764	$58,236
Short-term investments	61,167	129,774
Accounts receivable, net	—	3
Receivable from sale of securities	401	1,733
Federal and State Tax Receivable	8,236	—
Other current assets	1,895	2,455
Deferred tax assets	3,739	12,158
Assets held for sale	—	5,413

Total current assets	87,202	209,772

Property and equipment, net	—	10
Investment in Tower Semiconductor (excluding short-term portion)	—	2,338
Other assets	68	17

Total assets	$87,270	$212,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	17	$351
Accrued liabilities	134	157
Income tax payable	190	34,551
Liabilities related to assets held for sale	—	4,075

Total current liabilities	341	39,134

Deferred tax liabilities	3,739	12,158

Total liabilities	$4,080	$51,292

Stockholders’ equity:
Common stock (41,222 shares issued and 33,048 shares outstanding March 31, 2008, and 40,777 shares issued and 32,603 shares outstanding March 31, 2007)	412	408
Additional paid-in capital	194,546	193,361
Treasury stock (8,174 shares at cost March 31, 2008 and March 31, 2007)	(68,658)	(68,658)
Accumulated earnings/(deficit)	(42,586)	35,110
Accumulated other comprehensive income/(loss)	(524)	624

Total stockholders’ equity	83,190	160,845

Total liabilities and stockholders’ equity	$87,270	$212,137

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended March 31,
	2008	2007

General and administrative expense	(3,631)	(7,711)

Loss from operations	(3,631)	(7,711)
Other Income/(Expense)
Gain/(loss) on sale of marketable securities	$(1,122)	$1,515
Interest and dividends	7,474	4,016

Total other income	6,352	5,531

Income/(Loss) before income tax	2,721	(2,180)
Benefit/(provision) for income tax	40,182	1,255

Income/(Loss) from continuing operations	42,903	(924)
Income/(Loss) from discontinued operations, net of tax	3,256	106,321

Net income/(loss)	$46,159	$105,396

Net income/(loss) per share — Basic:
Continuing operations	$1.30	$(0.03)
Discontinued operations	$0.10	$3.12
Net income/(loss)	$1.40	$3.09
Net income/(loss) per share — Diluted:
Continuing operations	$1.30	$(0.03)
Discontinued operations	$0.10	$3.09
Net income/(loss)	$1.40	$3.06
Weighted average number of common shares:
Basic	32,931	34,079

Diluted	32,932	34,461

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Other
			Additional		Comprehensive	Retained	Total
		Common Stock	Paid-In	Treasury	Income	Earnings	Stockholders’
	Shares(1)	Amount	Capital	Stock	(Loss)	(Deficit)	Equity

Balance at March 31, 2006	43,755	438	201,622	(68,576)	(1,314)	(70,286)	61,884

Unrealized gain/(loss) on investments, net					1,938
Net Income						105,396
Tender Offer	(2,978)	(30)	(8,905)				(8,935)
Stock Repurchase				(82)			(82)
Stock Based Comp			808				808
Stock Option Exercise	0		2				2
Offering Cost			(166)				(166)
Total comprehensive income							107,334

Balance at March 31, 2007	40,777	408	193,361	(68,658)	624	35,110	160,845

Unrealized gain/(loss) on investments, net					(1,148)
Net Income						46,159
Stock Based Comp			9				9
Stock Option Exercise	445	4	1,176				1,180
Cash Dividend						(123,855)	(123,855)
Total comprehensive income (loss)							45,011

Balance at March 31, 2008	41,222	412	194,546	(68,658)	(524)	(42,586)	83,190

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net Income/(Loss)	$46,159	$105,396
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	10	141
Stock based compensation	9	808
Minority interest in subsidiary companies, net of tax	—	295
Equity in loss of investees	254	6,869
Loss on investments	983	(2,932)
Gain on sale of business units	(2,076)	(123,325)
Gain on disposal of fixed assets	—	351
Other	(1)	(157)
Write-down of marketable securities and venture investments	—	1,852
Gain on sale of patents	(1,250)	—
Provision for income tax	2,532	—
Deferred income tax	(1,626)	(1,308)
Changes in assets and liabilities:
Accounts receivable	—	2,495
Inventory	—	248
Receivable from sale of securities	1,332	249
Assets held for sale	519	270
Other assets	304	(1,852)
Federal Tax Receivable	(8,236)	—
Deposits	—	385
Accounts payable	(334)	(2,810)
Accrued liabilities and other long-term obligations	(152)	(5,554)
Liabilities related to assets held for sale	(1,233)	1,145
Income tax payable	(34,492)	666

Net cash provided by (used in) operating activities	2,702	(16,782)

Cash flows from investing activities:
Proceeds from sale of business units	1,773	18,803
Proceeds from sale of available-for-sale securities	6,044	9,445
Proceeds from sale of equipment	—	343
Proceeds from sale/(purchase of) of short-term money market instruments	62,108	(121,534)
Purchase of Alliance Ventures and other investments	—	(4,552)
Proceeds from sale of Alliance Ventures and other investments	2,327	131,976
Proceeds from sale of patents	1,250	—

Net cash provided by investing activities	73,502	34,481

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,180	2
Special dividend	(123,856)	—
Repurchase of common stock	—	(9,183)

Net cash used in financing activities	(122,676)	(9,181)

Net increase/(decrease) in cash and cash equivalents	(46,472)	8,518
Cash and cash equivalents at beginning of the period	58,236	49,718

Cash and cash equivalents at end of the period	$11,764	$58,236

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$945	1,466

Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Alliance Semiconductor and our Significant Accounting Policies

During the reporting periods covered in this report, the Company made a significant transition from being an operating company focused on the semiconductor industry with synergistic investments in emerging companies, into a holding company focused on maximizing return to shareholders. This transformation was largely completed by fiscal 2008, with the result that our primary activities now consist of managing our short-term investments

In fiscal 2006 our Board of Directors entered into a plan for disposal of our operating business units, which was completed in the first quarter of fiscal 2007 resulting in proceeds of $1.8 million in fiscal 2008 and $14.8 million in fiscal 2007. The Board also entered into a plan for disposal of the company’s investments in Alliance Ventures and Solar Ventures during the first quarter of fiscal year 2007, which sales were completed during the last quarter of fiscal 2007 for aggregate gross proceeds of $2.0 million in fiscal 2008 and $128.6 million in fiscal 2007.

In fiscal 2007, the Board authorized the distribution of a significant portion of our cash surplus that was not needed for expected future operations or known liabilities, including contingent claims and declared a special one-time cash dividend of $3.75 per share, which was paid July 17, 2007. An additional cash dividend of $.0.25 per share was paid April 8, 2008, and the Board declared a special cash dividend of $0.10 per share which was paid May 20, 2008 to shareholders of record as of May 12, 2008. On June 12, 2008 the Board declared a special cash dividend of $0.25 per share which will be paid July 1, 2008 to shareholders of record as of June 24, 2008. (see Note 7 “Subsequent Events”).

The Board continues to evaluate various alternatives for the direction of the Company going forward.

(a)	Principles of Consolidation

The consolidated financial statements include the amounts of Alliance and its wholly-owned subsidiaries.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Alliance Semiconductor and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include, the realization of deferred tax assets and valuations associated with our short term investments, among others. Actual results could differ from those estimates.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Reclassifications

Comparative amounts from the year ended March 31, 2007 have been reclassified to conform to the current year presentation. For the year ended March 31, 2007 the Company had significant discontinued operations related to the disposal of the Semiconductor Manufacturing Operation and Alliance Ventures and Solar Venture Partners. The following table illustrates the significant reclassifications, net of tax:

	Fiscal Year Ended
	March 31, 2007:
	Fiscal	Current
	2007	Year
Discontinued Operations:	Presentation	Presentation

Memory Products:
Loss on operations	$(921)	—
Loss on sale	(1,645)	—

Total Memory	(2,566)	—
Non-Memory Products:
Loss on operations	(3,187)	—
Gain on sale	10,776	—

Total Non-Memory	7,589	—
Venture Investments:
Gain on sale	101,298	—

Total Discontinued Operations	$106,321	$106,321

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid money market instruments with banks and financial institutions. We consider all highly liquid investments with maturity from the date of purchase of three months or less to be cash equivalents.

(e)	Short-Term Investments

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At March 31, 2008 and 2007, equity securities with no restrictions on sale or that have restrictions that expire within the next year, are designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, are included in Other Income/(Expense). The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

(f)	Auction Rate Securities

$59.4 million of our Short-term investments on March 31, 2008 are comprised of asset-backed auction-rate securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities as available-for sale and carry them at fair value. Auction-rate securities are intended to behave like short-term instruments because their interest rates are reset periodically through an auction process, typically at intervals of 28 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. All of our auction-rate

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities are AA-rated at March 31, 2008 and collateralized by high-grade commercial paper. We do not have any investments in securities that are collateralized by assets that include mortgages or sub-prime debt. Our intent with these investments is not to hold these securities to maturity, but to use the periodic auction feature to provide liquidity as needed. See Note 2, Short Term Investments, for further information.

In August 2007, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. Substantially all of our auction-rate securities portfolio has been subject to failed auctions. To date, we have collected all interest due on our auction-rate securities and expect to continue to do so in the future. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, , or the issuers establish a different form of financing to replace these securities. We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our auction-rate securities until we can recover the principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire auction-rate securities portfolio for temporary or other-than-temporary impairment at March 31,2008, based on review of a variety of inputs, including (i) the commercial paper portfolios held by each investment, (ii) pricing provided by the firms managing our investments, and (iii) estimates derived internally utilizing a discounted cash flow valuation model. As a result of this review, we determined that the fair value of our auction-rate securities at March 31, 2008 approximates par value, and accordingly, we have not recorded any impairment. The estimated fair values could change significantly based on future market conditions or the execution by AMBAC Assurance of its right to compel the liquidation of the portfolio of eligible assets held by the sub-trusts and compel the sub-trusts to purchase Ambac Assurance preferred stock with a liquidation preference equal to the portfolio’s liquidated value.. We will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes that may alter our estimates described above. We may be required to record a temporary unrealized holding loss or an impairment charge to earnings if we determine that our investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

(g)	Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years. As of March 31, 2008 all of our property and equipment was fully depreciated.

(h)	Revenue Recognition

During fiscal 2007 we recognized revenue now reported in discontinued operations when persuasive evidence of an arrangement existed, delivery had occurred, the price was fixed or determinable and collection was reasonably assured. Collection was not deemed to be reasonably assured if customers received extended payment terms.

(i)	Income Taxes

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

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. There was no impact to the Company as a result of the implementation of FIN 48.

(j)	Concentration of Risks

Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents, and short- and long-term investments.

Cash is deposited with one major bank in the United States while cash equivalents are deposited in investment accounts and money market funds. We have not maintained cash in excess of FDIC insurance limits in our bank accounts, and cash equivalents are not invested in instruments issued by our major bank.

At March 31, 2008 we held $59.4 million in asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust. The rate of interest paid on these securities is determined at auctions generally scheduled every 28 days. If the amount of securities submitted for sale exceeds the amount of purchase orders in a particular auction, the result is a lack of liquidity and the maximum distribution rate of interest that can result from that auction. This has been the case with respect to recent auctions, including the auctions held during the last eight months of the year ended March 31, 2008, and we cannot provide assurance as to when the liquidity in the regularly scheduled auctions will be restored. (see (f) Auction Rate Securities in this section, Item 1A. Risk Factors, and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources and Item 7A Investment Risk (of this report). According to the offering memorandum for the asset-backed securities, an investment manager invests the eligible assets held by the sub-trusts in a diversified portfolio of highly rated commercial paper. We currently do not believe there is significant default risk associated with the investment portfolio held by the sub-trusts. Ambac Assurance, Inc. has the right to compel the liquidation of the portfolio of eligible assets held by the sub-trusts and compel the sub-trusts to purchase Ambac Assurance preferred stock, but has not indicated publicly that they have any intention of doing so. All interest payments due on the asset-backed securities have been timely made.

We have held significant investments in Tower. Since Tower is in the semiconductor business, and is subject to additional risks, such as fires and other disasters, excess fabrication capacity, and other risks known to semiconductor manufacturers, there can be no assurances that our investment in Tower will increase in value or even maintain its value. Because of the cyclical nature of the semiconductor industry, it is possible that this investment will experience a business downturn in the future which will significantly depress the value of its stock. We have liquidated our remaining position in Tower as of the filing date of this report.

(k)	Stock-Based Compensation

At March 31, 2008 and 2007, we have one stock-based employee compensation plan, which is described more fully in Note 5. In fiscal 2008 and 2007 we recorded stock compensation expense in accordance with SFAS 123R “Share Based Payment”. Total stock compensation expense for the fiscal years ended March 31, 2008 and 2007 of $9,000 and $0.7 million, respectively was included in selling, general and administrative expense and zero and $73,000, respectively, was included in discontinued operations.

See Note 5 — “Stock Option Plans” for the assumptions and methodology used to determine the fair value of stock-based compensation.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	Net Income/(Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. At March 31, 2008 and 2007, there were 5,505, and 358,638 options outstanding to purchase common stock that were excluded from diluted net income per share computations because their effect would have been anti-dilutive. The weighted average exercise prices of these options were $2.49 and $3.46 for fiscal 2008 and 2007, respectively.

At March 31, the numerators and denominators used in the Basic and Diluted EPS computations consisted of the following (in thousands, except per share amounts):

	Twelve Months Ended
	March 31,	March 31,
	2008	2007

Net income/(loss) available to common stockholders	$46,159	$105,396

Weighted average common shares outstanding
Basic	32,931	34,079

Diluted	32,932	34,461

Net income/(loss) per share: Basic	$1.40	$3.09

Net income/(loss) per share: Diluted	$1.40	$3.06

(m)	Comprehensive Income

We recorded comprehensive income of $45.0 million and $107.3 million in fiscal 2008 and 2007, respectively. The components of comprehensive income (loss) are shown in the Consolidated Statements of Stockholders’ Equity.

(n)	Recently Issued Accounting Standards

Alliance’s management reviewed recently issued accounting standards and determined that there were no material standards applicable to Alliance that had not been previously disclosed in our filings.

Note 2.	Short Term Investments

Short-Term Investments

At March 31, short-term investments consisted of the following available-for-sale securities (in thousands, except per share amounts):

	March 31, 2008		March 31, 2007
		Market		Market
Investment	Shares	Value	Shares	Value

Tower Semiconductor Debentures(1)		$38		$62
Tower Semiconductor Ltd. Shares	1,639	1,704	4,782	8,178
Short-term Marketable securities(2)		59,425		121,534

Total		$61,167		$129,774

(1)	Convertible to Tower ordinary shares at $1.10 per share, 36,385 share equivalents at March 31, 2008

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	March 31, 2008 amount consists of asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust

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

Note 3.	Comprehensive Income

Accumulated Other Comprehensive Income

At March 31, 2008 and 2007, accumulated other comprehensive income consisted of the following (in thousands):

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

March 31, 2008
Tower Semiconductor Ltd. Ordinary Shares	(875)	353	(522)
Tower Semiconductor Ltd. Debentures	(3)	1	(2)

	$(878)	$354	$(524)

			Net
	Unrealized		Unrealized
	Gain/(Loss)	Tax Effect	Gain/(Loss)

March 31, 2007
Tower Semiconductor Ltd. Ordinary Shares	1,024	(413)	611
Tower Semiconductor Ltd. Debentures	22	(9)	13

	$1,046	$(422)	$624

Comprehensive Income/(Loss)

At March 31, 2008, comprehensive income/(loss) consisted of the following (in thousands):

	Twelve Months Ended
	March 31,	March 31,
	2008	2007

Net income/(loss)	$46,159	$105,396
Unrealized gain/(loss) on marketable securities	(1,148)	1,938

Comprehensive income/(loss)	$45,011	$107,334

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Benefit for Income Taxes

At March 31, the benefit for income taxes consisted of the following (in thousands):

	2008	2007

Current
Federal	$(33,107)	$—
State	(5,792)	—
Foreign	(1,283)	—

Total Current	$(40,182)	$—

Deferred
Federal	$(39,455)	$(4,543)
State	(2,556)	498
Valuation allowance	42,011	2,737

Total Deferred	$—	$(1,308)

Total Tax (Benefit)	$(40,182)	$(1,308)

At March 31, gross deferred tax assets and liabilities consisted of the following (in thousands):

	2008	2007

Deferred Tax Inventory
NOL	$63,108	$15,380
Accrued expenses & reserves	—	160
Tax Credits	6,286	2,306
Alliance Ventures	—	235
Tower	3,739	12,262

Gross deferred tax assets	$73,133	$30,343

Less: Valuation Allowance	$(73,133)	$(30,343)

Net deferred tax assets	$—	$—

At March 31, benefit for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows (in thousands, except percentage data):

	2008	2007

Tax rate reconciliation
Federal statutory rate	35%	35%
Tax at federal statutory rate	$2,092	$(764)
Alternative minimum tax	190	—
State taxes, net of federal benefit	(2,556)	498
Audit settlement	(39,088)	—
Reclass from discontinued operations	—	(433)
Intercompany dividend	1,012	—
Change in valuation allowance	(162)	2,736
Other, net	(1,670)	(3,345)

Total	$(40,182)	$(1,308)

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had been subject to an audit by the Internal Revenue Service since December 2005 with respect to fiscal tax years 1999 through 2002. Alliance and the Internal Revenue Service lodged final decision documents with the United States Tax Court which were signed and entered by the judge on February 7, 2008, concluding their dispute in accordance with the terms of the Stipulation of Settled Issues previously filed with the Court and described in Form 8-Ks filed on July 6, 2007 and January 10, 2008. Pursuant to the decision documents, Alliance received a tax refund of approximately $6.6 million plus $1.3 million interest for the 2001 tax year. As previously announced, as a result of the settlement no additional taxes will be owed by Alliance for its taxable years 1999 through 2002, but Alliance’s net operating losses were reduced to $138.8 million. During fiscal 2008 we reversed $32.4 million previously accrued for taxes and recognized the refund of $6.6 million and interest we received subsequent to year end in accordance with the settlement.

As of March 31, 2008, we had a federal net operating loss carryforward of approximately $138.8 million and cumulative state net operating loss carryforwards of approximately $86.1. The federal net operating loss carryforward will expire beginning in fiscal 2025 and the state net operating loss carryforwards will begin to expire in fiscal 2012 according to the rules of each particular state. As of March 31, 2008, we had federal research and experimentation tax credit carryforwards of approximately $3.4 million that will begin to expire in fiscal 2018; federal minimum tax credit carryfowards of approximately $1.1 million that may be carried over indefinitely and federal foreign tax credit carryforwards of approximately $1.0 million that will begin to expire in fiscal 2011. The research and experimentation tax credit carryforward attributable to states is approximately $1.0 million, of which approximately all is attributable to the State of California and may be carried over indefinitely. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

Note 5.	Stock Option Plans

(a)	2002 Stock Option Plan

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

No grants were made under the 2002 Stock Option Plan in fiscal 2008, and the remaining options outstanding are not material.

ALLIANCE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes grant and stock option activity under all stock option plans for fiscal years 2008 and 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)

Outstanding at March 31, 2006	2,455,125	$6.00
Grants	—	$0.00
Exercises	700	$2.67
Forfeitures or expirations	1,871,525	$6.54

Outstanding at March 31, 2007	582,900	$4.70	5.90	$1,401,639

Grants	—	$0.00
Exercises	(444,817)	$2.63
Forfeitures or expirations	(160,820)	$10.41
Vested and expected to vest at March 31, 2008	8,809	$2.02	3.53	$—
Exercisable and vested at March 31, 2008	5,092	$2.39	2.10	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. the difference between our closing stock price on the last trading day of our the twelve months ended March 31, 2008 and the exercise price, times the number of in the money shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008; this amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $827,726 and $50,000 for the twelve months ended March 31, 2008 and 2007, respectively. Total fair value of options vested was not material and $851,400 for the twelve months ended March 31, 2008 and 2007, respectively.

Note 6.	Legal Matters

(d)	SRAM Class Actions

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

Based on an agreement to preserve evidence and toll the statute of limitations until January 10, 2009, the plaintiffs in the United States litigation voluntarily dismissed Alliance from the litigation without prejudice. Based on a similar agreement to toll the statute of limitations until January 10, 2009, the litigation pending in Ontario and British Columbia, Canada has been discontinued without prejudice. We anticipate that the litigation pending in Quebec, Canada will also be discontinued in accordance with the tolling agreement. At this time we do not believe these lawsuits will have a material adverse effect on the company.

Note 7.	Subsequent Events

Subsequent to our year end, we paid a special cash dividend of $0.25 per share to shareholders on April 8, 2008, and the Board declared a special cash dividend of $0.10 per share which was paid May 20, 2008 to shareholders of record as of May 12, 2008. On June 12, 2008 the Board declared a special cash dividend of $0.25 per share which will be paid July 1, 2008 to shareholders of record as of June 24, 2008.

EXHIBIT INDEX

Exhibit
Number		Document Description

2	.01(A)	Purchase Agreement dated December 1, 2006 by and between Alliance Semiconductor Corporation and QTV Capital Limited
3	.01(B)	Registrant’s Certificate of Incorporation
3	.02(B)	Registrant’s Certificate of Elimination of Series A Preferred Stock
3	.03(C)	Registrant’s Certificate of Amendment of Certificate of Incorporation
3	.04(B)	Registrant’s Bylaws
4	.01(B)	Specimen of Common Stock Certificate of Registrant
10	.01†(D)	Form of Indemnity Agreement used between the Registrant and certain of its officers
10	.02†(E)	Registrant’s 2002 Stock Option Plan
10	.03†(F)	Form of Stock Option Agreement under Registrant’s 2002 Stock Option Plan
10	.04(G)	Settlement Agreement by and among Alliance Semiconductor Corporation and the other signatories listed therein dated as of October 17, 2005
10	.05†(G)	Form of Amendment to Indemnity Agreement approved by the Board of Directors on October 17, 2005
10	.06†(H)	Employment Agreement with Melvin L. Keating dated December 1, 2005
10	.07†(H)	Stock Option Agreement with Melvin L. Keating dated December 1, 2005
10	.08†(I)	Employment Agreement with Karl H. Moeller, Jr. dated January 13, 2006
10	.09†(I)	Stock Option Agreement with Karl H. Moeller, Jr. dated January 13, 2006
10	.10†(J)	Stock Option Agreement with Melvin L. Keating dated March 28, 2006
10	.11(K)	Agreement dated June 8, 2006 by and among Alliance Semiconductor (India) Private Limited, Megasri Constructions Limited and Vibha Agrotech Limited (each, a company registered under the Companies Act, 1956 (India))
10	.12(L)	Settlement Agreement by and among Alliance Semiconductor Corporation, Prabhakara Balla and Trit Tek Research Ltd. dated July 7, 2006
10	.13(A)	Partnership Interests Purchase Agreement dated as of December 1, 2006 by and among Alliance Semiconductor Corporation and Alliance Venture Management, LLC.
10	.14(A)	Mutual Release, dated as of December 1, 2006, by and among Alliance Semiconductor Corporation, ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P., Alliance Ventures V, L.P. and Alliance Venture Management, LLC.
10	.15†(A)	Management Agreement dated as of December 1, 2006 by and among ALSC Venture Management, LLC, Alliance Ventures I, L.P., Alliance Ventures II, L.P., Alliance Ventures III, L.P., Alliance Ventures IV, L.P. and Alliance Ventures V, L.P.
10	.16†(A)	Employment Agreement dated as of December 1, 2006 by and between ALSC Venture Management and V.R. Ranganath
14	.01(M)	Code of Ethics
21.01		Subsidiaries of Registrant
23.01		Consent of Mark Bailey & Company Ltd.
24.01		Power of Attorney (see page 29)
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer
32.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer
32.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(A)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006.

(B)	The document referred to is hereby incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-69956-LA) declared effective by the Commission on November 30, 1993.

(C)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 1995.

(D)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 1997.

(E)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 15, 2002.

(F)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 23, 2005.

(G)	The document referred to is hereby incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on November 23, 2005.

(H)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 5, 2005.

(I)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 20, 2006.

(J)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2006.

(K)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on June 14, 2006.

(L)	The document referred to is hereby incorporated by reference from Registrant’s Current Report on Form 10-Q filed with the Commission on November 6, 2006.

(M)	The document referred to is hereby incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on June 10, 2004.