Form 10-Q
period 2008-06-30
ALLIANCE SEMICONDUCTOR CORP /DE/
filed 2008-08-21
CIK 913293

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008,
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, there were 33,047,882 shares of Registrant’s Common Stock outstanding.

Alliance Semiconductor Corporation
Form 10-Q
for the Quarter Ended June 30, 2008

Part I — Financial Information
Item 1. Financial Statements
Alliance Semiconductor Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,935	$11,764
Short-term investments	59,425	61,167
Receivable from sale of securities	—	401
Federal and State Tax Receivable	—	8,236
Other current assets	134	1,895
Deferred tax assets	—	3,739

Total current assets	71,494	87,202

Other assets	68	68

Total assets	$71,562	$87,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	34	$17
Accrued liabilities	78	134
Income tax payable	—	190

Total current liabilities	112	341

Deferred tax liabilities	—	3,739

Total liabilities	$112	$4,080

Stockholders’ equity:
Common stock (41,222 shares issued and 33,048 shares outstanding at June 30, 2008 and March 31, 2008)	412	412
Additional paid-in capital	194,547	194,546
Treasury stock (8,174 shares at cost June 30, 2008 and March 31, 2008)	(68,658)	(68,658)
Accumulated deficit	(54,851)	(42,586)
Accumulated other comprehensive loss	—	(524)

Total stockholders’ equity	71,450	83,190

Total liabilities and stockholders’ equity	$71,562	$87,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alliance Semiconductor Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 30,
	2008	2007
General and administrative expense	$(565)	(1,378)

Loss from operations	(565)	(1,378)
Other Income/(Expense)
Loss on sale of marketable securities	(982)	$—
Interest and dividends	560	2,664

Total other income	(422)	2,664

Income/(Loss) before income tax	(987)	1,286
Benefit/(provision) for income tax	285	(698)

Income/(Loss) from continuing operations	(702)	588

Income from discontinued operations, net of tax	—	2,890

Net income/(loss)	$(702)	$3,478

Net income/(loss) per share — Basic:
Continuing operations	$(0.02)	$0.02
Discontinued operations	$—	$0.09
Net income/(loss)	$(0.02)	$0.11

Net income/(loss) per share — Diluted:
Continuing operations	$(0.02)	$0.02
Discontinued operations	$—	$0.09
Net income/(loss)	$(0.02)	$0.11

Weighted average number of common shares:
Basic	33,048	32,611

Diluted	33,048	32,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Three months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net Income/(Loss)	$(702)	$3,478
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	—	4
Stock based compensation	—	3
Equity in loss of investees	—	(14)
(Gain)/Loss on investments	982	(140)
Gain on sale of business units	—	(1,630)
Other	—	3
Gain on sale of patents	—	(1,250)
Provision for income tax	(285)	698
Changes in assets and liabilities:
Accounts receivable	—	(13)
Receivable from sale of securities	401	1,733
Assets held for sale	—	335
Other assets	1,764	(59)
Federal and State Tax Receivable	8,236	—
Accounts payable	17	172
Accrued liabilities and other long-term obligations	(56)	(13)
Liabilities related to assets held for sale	—	(382)
Income tax payable	(192)	—

Net cash provided by (used in) operating activities	10,165	2,925

Cash flows from investing activities:
Proceeds from sale of business units	—	1,630
Proceeds from sale of short-term money market instruments	1,569	26,193
Proceeds from sale of Alliance Ventures and other investments	—	439
Proceeds from sale of patents	—	1,250

Net cash provided by investing activities	1,569	29,512

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	263
Special dividends	(11,563)	—

Net cash used in financing activities	(11,563)	263

Net increase/(decrease) in cash and cash equivalents	171	32,700
Cash and cash equivalents at beginning of the period	11,764	58,236

Cash and cash equivalents at end of the period	$11,935	$90,936

Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes, net	$(8,031)	—

Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIANCE SEMICONDUCTOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Alliance Semiconductor Corporation and its subsidiaries (the “Company”, “we”, “us”, “ours” or “Alliance”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows.
The year-end condensed consolidated balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission on June 30, 2008.
The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 or any future period, and we make no representations related thereto.
(a) Reclassifications
Comparative amounts from the quarter ended June 30, 2007 have been reclassified to conform to the current year presentation. For the year ended March 31, 2007 the Company had significant discontinued operations related to the disposal of the Semiconductor Manufacturing Operations and Alliance Ventures and Solar Venture Partners. The following table illustrates the significant reclassifications, net of tax:

	Fiscal Quarter Ended June 30, 2007:
	Fiscal	Current
	2008	Year
	Presentation	Presentation
Discontinued Operations:
Memory Products:
Loss on operations	$—	—
Loss on sale	50	—

Total Memory	50	—
Non-Memory Products:
Loss on operations	(92)	—
Gain on sale	1,616	—

Total Non-Memory	1,524	—
Venture Investments:
Gain on sale	66	—

Gain on sale of Patents	1,250	—

Total Discontinued Operations	$2,890	$2,890

(b) Recently Issued Accounting Standards
Our management reviewed recently issued accounting standards and determined that there were no material standards applicable to Alliance that had not been previously disclosed in our filings.
Note 2. Short-term Investments
Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate categorization of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Management has the ability and intent, if necessary, to liquidate non-restricted investments in order to meet our liquidity needs within the normal operating cycle. During the three months ending June 30, 2008 we sold our remaining equity securities. At March 31, 2008, equity securities with no restrictions on sale were designated as available-for-sale in accordance with SFAS 115 and reported at fair market value with the related unrealized gains and losses, net of taxes, included in stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary, were included in other income, net. The fair value of the Company’s investments in equity securities was based on quoted market prices. Realized gains and losses are computed using the specific identification method. Short-term marketable securities are carried at cost.
Short-term investments include the following at June 30, 2008 and March 31, 2008 (in thousands):

	June 30, 2008		March 31, 2008
Investment	Shares	Market Value	Shares	Market Value

Tower Semiconductor Debentures (1)		$—		$38
Tower Semiconductor Ltd. Shares	—	—	1,639	1,704
Short-term Marketable securities (2)		59,425		59,425

Total		$59,425		$61,167

(1)	Convertible to Tower ordinary shares at $1.10 per share, 36,385 share equivalents at June 30, 2007

(2)	June 30, 2008 and March 31, 2008 amounts consist of asset-backed securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust
Note 3. Comprehensive Income
The following are the components of comprehensive income (in thousands):

	Three months ended
	June 30, 2008	June 30, 2007
Net income/(loss)	$(702)	$3,478
Unrealized gain/(loss) on marketable securities	524	(1,034)

Comprehensive income/(loss)	$(178)	$2,444

Comprehensive income consists of the net income/(loss) plus the decrease/(increase) in unrealized gains and losses on available-for-sale investments, net of tax. As of June 30, 2008 we had sold all our equity securities, recognizing all of our unrealized gains and losses.
Note 4. Net Income/(Loss) Per Share
Basic income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds obtained upon exercise of stock options. At June 30, 2008 and 2007 there were 8,809 and 29,979 options outstanding to purchase common stock that were excluded from diluted net income per share computations because their effect would have been anti-dilutive. The weighted average exercise prices of these options were $2.02 and $9.98 for 2008 and 2007, respectively.

At June 30, the numerators and denominators used in the Basic and Diluted EPS computations consisted of the following (in thousands, except per share amounts):

	Three months ended
	June 30, 2008	June 30, 2007
Net income/(loss) available to common stockholders	$(702)	$3,478

Weighted average common shares outstanding
Basic	33,048	32,611

Diluted	33,048	32,784

Net income/(loss) per share: Basic	$(0.02)	$0.11

Net income/(loss) per share: Diluted	$(0.02)	$0.11

Note 5. Commitments and Contingencies
We apply the disclosure provisions of FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. At June 30, 2008 we had no material commitments or contingencies.
Note 6. Income Tax
In the first three months of fiscal 2009 we did not recognize any federal or state tax benefits from our losses in Continuing Operations and Discontinued Operations as we were not certain that we would have income in the future to use such benefits. Our reported benefit resulted from clearing the remaining balance in the tax component of other comprehensive income.
In the first three months of fiscal 2009 our deferred tax assets and liabilities were realized through the sale of our holdings in Tower stock, clearing out their balances.
During the three months ending June 30, 2008, as previously reported, we received a tax refund of approximately $6.6 million plus $1.3 million interest in accordance with the settlement of our dispute with the Internal Revenue Service for our taxable years 1990-2002. In accordance with that settlement, we amended our State tax filings and received approximately $1.6 million in state tax refunds together with $400,000 of interest.
We retain substantial net operating losses, however, we cannot provide assurance that we will be able to utilize our net operating losses in the future and have fully reserved against them.
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

Note 8. Subsequent Events
On June 12, 2008 the Board declared a special cash dividend of $0.25 per share which was paid July 1, 2008 to shareholders of record as of June 24, 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information contained in or incorporated by reference in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. These statements relate to liquidity and markets. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to have cash resources for continued operations, fluctuations in the value and liquidity of securities we own, and those described in the section entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. These forward-looking statements speak only as of the date of this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission on June 30, 2008.
OVERVIEW
During the three months ended June 30, 2008 we completed the sale of our remaining holdings of Tower Semiconductor Corporation (“Tower”) ordinary shares (“Tower shares”) and debentures. The loss reported in this Quarterly Report resulted primarily from this sale, which was at prices less than the carrying value of those shares at March 31, 2008. We are now primarily a holding company whose chief asset is an investment in asset-backed securities with primary holdings consisting of short-term investment-grade commercial paper. These securities are currently not liquid. Our focus continues to be on Treasury management and closing down our remaining foreign subsidiaries.
DIVIDENDS
During the quarter ended June 30, 2008, we distributed to shareholders an aggregate of $0.35 per share in special dividends. On April 8, 2008 we paid a special cash dividend of $0.25 per share to shareholders of record as of March 31, 2008, and we paid a special cash dividend of $0.10 per share on May 20, 2008 to shareholders of record as of May 12, 2008. In addition, on July 1, 2008 we paid a special cash dividend of $0.25 per share to shareholders of record as of June 24, 2008 (see Note 8 in Part 1 of this Quarterly Report on Form 10-Q). At this time our Board of Directors has no other definitive plans regarding the payment of an additional special cash dividend to stockholders.
INVESTMENTS
Tower Semiconductor Ltd.
During the three months ended June 30, 2008 we sold 1,638,848 Tower shares for $1.5 million and 36,385 Tower shares resulting from the conversion of Tower Debentures for $31,000, and recorded a loss of $1.0 million, and $9,000, respectively.
Other Income
In the first three months of fiscal 2009 and 2008, other income reflected interest income of $560,000 compared to $2.4 million in the comparable 2008 period primarily due to lower invested amounts, investment loss of $1.0 million in 2009 compared to zero in 2008 as a result of the sales of Tower shares described above, foreign exchange gain of zero in 2009 versus $400,000 in 2008, and a $1.3 million gain from the non-recurring sale of certain patents in 2008.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2008, we had approximately $11.9 million in cash, and cash equivalents, an increase of $200,000 from March 31, 2008 and $59.4 million in short-term investments, a decrease of $1.7 million from March 31, 2008. We had approximately $71.4 million in working capital at June 30, 2008, a decrease of approximately $15.5 million from $86.9 million at March 31, 2008, primarily resulting from payment of cash dividends totaling $11.6 million to our shareholders during the three months ended June 30, 2008. Our working capital at both June 30 and March 31, 2008 includes $59.4 million in auction-rate securities that are currently not liquid (see “Investment Risk” in Item 3).
In accordance with our investment policy, we seek to invest with issuers who have high-quality credit. The primary objective of our investment activities is to maximize return while preserving principal and maintaining a desired level of liquidity to meet working capital needs. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk. All investment securities we own are investment grade. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our investments in auction-rate securities are AA-rated as of June 30, 2008, and collateralized by commercial paper, 80% of which must be rated A-1+/Prime-1 or better, and no more than 20% rated A-1/Prime-1.
Until August 2007, the market for auction-rate securities was highly liquid. During that month, auctions for the securities we hold began to fail as the amount of securities submitted for sale in those auctions exceeded the aggregate amount of the bids. Ambac Assurance has the right to compel the liquidation of the portfolio of assets held by the sub-trusts and compel the sub-trusts to purchase Ambac Assurance preferred stock with a liquidation preference equal to the portfolio’s liquidated value (the “Put Right”). All of our auction-rate securities portfolio at June 30, 2008 has been subject to failed auctions. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. To date, we have collected all interest timely on our auction-rate securities and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, or the issuers establish a different form of financing to replace these securities.
On August 13, 2008, JPMorgan reached a settlement with the New York State Attorney General regarding their sales of auction-rate securities which was announced on August 14, 2008. Until we get further information, we cannot currently determine what impact, if any, this settlement might have on our holdings of auction-rate securities.
Notwithstanding the recent illiquidity of the asset-backed securities we hold, we expect that, given our remaining cash reserves, our cash will be sufficient to meet our projected working capital and other cash requirements for the next 12 months.
OFF-BALANCE SHEET ARRANGEMENTS
There are no material off-balance sheet commitments at June 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We do not hold any derivative financial instruments for trading purposes at June 30, 2008.

INVESTMENT RISK
At June 30, 2008, we held $59.4 million (par value) in investments in auction-rate securities and concluded no temporary impairment exists on these securities. Given current conditions in the auction-rate securities market as described above in the “Liquidity and Capital Resources” section in Item 2. of Part II of this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our investments in auction-rate securities. Ambac Assurance has a put right to compel conversion of our investment in auction-rate securities to Ambac preferred stock, but has never indicated publicly that they have any intention of doing so. A hypothetical 100-basis-point loss from the par value of these investments would result in a $600,000 impairment
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
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
We may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these or any of the above mentioned legal matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to a number of factors, risks and uncertainties in addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended March 31, 2008. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our future results of operations and financial condition. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 except as set forth below.
We hold securities which are currently not liquid.
At June 30, 2008 we held asset-backed auction-rate securities issued by sub-trusts of two master trusts, Anchorage Finance Master Trust and Dutch Harbor Finance Master Trust (the “sub-trusts”) that are currently not liquid. See “Liquidity and Capital Resources” in Item 2. of Part I and “Investment Risk” under Item 3 of Part I. for more information.

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

Alliance Semiconductor Corporation
August 21, 2008	By:	/s/ Melvin L. Keating
Chief Executive Officer
(Principal Executive Officer)

August 21, 2008	By:	/s/ Karl H. Moeller, Jr.
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 21, 2008.

31.2	Certificate of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) dated August 21, 2008.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 21, 2008.